Form 10-Q
period 2023-09-30
CVB FINANCIAL CORP
filed 2023-11-09
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 139,337,894 outstanding as of October 30, 2023.

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

General risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct business; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation/deflation, interest rate, market, and monetary fluctuations; the effect of acquisitions we have made or may make, including, without limitation, the failure to obtain the necessary regulatory approvals, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target, customers and key personnel into our operations; the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers; the impact of changes in financial services policies, laws, and regulations, including those concerning taxes, banking, securities, and insurance, and the application thereof by regulatory bodies; the effectiveness of our risk management framework and quantitative models; changes in the levels of our nonperforming assets and charge-offs; the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible credit related impairments or declines in the fair value of loans and securities held by us; possible impairment charges to goodwill, including any impairment that may result from increased volatility in our stock price; changes in consumer spending, borrowing, and savings habits; the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations; periodic fluctuations in commercial or residential real estate prices or values; our ability to attract and retain deposits or to access government or private lending facilities and other sources of liquidity; the possibility that we may reduce or discontinue the payments of dividends on our common stock; changes in the financial performance and/or condition of our borrowers; changes in the competitive environment among financial and bank holding companies and other financial service providers; technological changes in banking and financial services; geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the United States and abroad; catastrophic events or natural disasters, including earthquakes, drought, climate change or extreme weather events that may affect our assets, communications or computer services, customers, employees or third party vendors; public health crises and pandemics, and their effects on the economic and business environments in which we operate, including on our credit quality, business operations and employees, as well as the impact on general economic and financial market conditions; cybersecurity and fraud threats and the cost of defending against them, including the costs of compliance with potential legislation to combat cybersecurity and fraud threats at a state, national, or global level; our ability to recruit and retain key executives, board members and other employees, and changes in employment laws and regulations; unanticipated regulatory or legal proceedings or outcomes; and our ability to manage the risks involved in the foregoing.

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$176,488	$158,236
Interest-earning balances due from Federal Reserve	64,207	45,225
Total cash and cash equivalents	240,695	203,461
Interest-earning balances due from depository institutions	4,108	9,553
Investment securities available-for-sale, at fair value (with amortized cost of $3,526,455 at September 30, 2023, and $3,755,297 at December 31, 2022)	2,873,163	3,255,211
Investment securities held-to-maturity (with fair value of $1,969,318 at September 30, 2023, and $2,155,587 at December 31, 2022)	2,489,441	2,554,301
Total investment securities	5,362,604	5,809,512
Investment in stock of Federal Home Loan Bank (FHLB)	18,012	27,627
Loans and lease finance receivables	8,877,632	9,079,392
Allowance for credit losses	(88,995)	(85,117)
Net loans and lease finance receivables	8,788,637	8,994,275
Premises and equipment, net	44,561	46,698
Bank owned life insurance (BOLI)	259,468	255,528
Accrued interest receivable	45,341	46,692
Intangibles	16,736	21,742
Goodwill	765,822	765,822
Income taxes	214,506	186,684
Other assets	142,525	108,946
Total assets	$15,903,015	$16,476,540

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$7,586,649	$8,164,364
Interest-bearing	4,772,137	4,671,881
Total deposits	12,358,786	12,836,245
Customer repurchase agreements	269,552	565,431
Other borrowings	1,120,000	995,000
Deferred compensation	22,130	22,092
Other liabilities	181,146	109,255
Total liabilities	13,951,614	14,528,023

Commitments and Contingencies
Stockholders' Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 139,337,699 at September 30, 2023, and 139,818,703 at December 31, 2022	1,286,460	1,300,466
Retained earnings	1,092,079	1,002,847
Accumulated other comprehensive loss, net of tax	(427,138)	(354,796)
Total stockholders' equity	1,951,401	1,948,517
Total liabilities and stockholders' equity	$15,903,015	$16,476,540

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income:
Loans and leases, including fees	$113,190	$100,077	$332,574	$282,308
Investment securities:
Investment securities available-for-sale	22,441	18,543	61,393	48,417
Investment securities held-to-maturity	13,576	12,834	41,272	35,211
Total investment income	36,017	31,377	102,665	83,628
Dividends from FHLB stock	598	258	1,430	902
Interest-earning deposits with other institutions	6,422	3,476	11,583	5,712
Total interest income	156,227	135,188	448,252	372,550
Interest expense:
Deposits	16,517	1,728	32,647	4,056
Borrowings and customer repurchase agreements	16,339	122	46,971	376
Total interest expense	32,856	1,850	79,618	4,432
Net interest income before provision for credit losses	123,371	133,338	368,634	368,118
Provision for credit losses	2,000	2,000	4,000	8,100
Net interest income after provision for credit losses	121,371	131,338	364,634	360,018
Noninterest income:
Service charges on deposit accounts	5,062	5,233	15,244	15,625
Trust and investment services	3,246	2,867	9,475	8,651
Bankcard services	354	376	1,221	1,102
BOLI income	1,548	1,987	4,834	3,939
Gain on sale of building, net	—	—	—	2,717
Other	4,099	1,127	9,393	5,490
Total noninterest income	14,309	11,590	40,167	37,524
Noninterest expense:
Salaries and employee benefits	34,744	33,233	103,539	97,442
Occupancy and equipment	5,618	5,779	16,585	16,917
Professional services	2,117	2,438	6,375	6,788
Computer software expense	3,648	3,243	10,372	10,141
Marketing and promotion	1,628	1,488	4,664	4,584
(Recapture of) provision for unfunded loan commitments	(900)	—	—	—
Amortization of intangible assets	1,567	1,846	5,006	5,842
Acquisition related expenses	—	—	—	6,013
Other	6,636	5,000	17,415	14,409
Total noninterest expense	55,058	53,027	163,956	162,136
Earnings before income taxes	80,622	89,901	240,845	235,406
Income taxes	22,735	25,262	67,918	66,149
Net earnings	$57,887	$64,639	$172,927	$169,257

Other comprehensive income (loss):
Unrealized (loss) on securities arising during the period, before tax	$(133,864)	$(194,016)	$(127,626)	$(538,825)
Less: Income tax benefit related to items of other comprehensive income	41,894	57,358	37,730	159,296
Unrealized gain on derivatives designated as hedging instruments arising during the period	9,708	—	17,554	—
Other comprehensive (loss), net of tax	(82,262)	(136,658)	(72,342)	(379,529)
Comprehensive income (loss)	$(24,375)	$(72,019)	$100,585	$(210,272)

Basic earnings per common share	$0.42	$0.46	$1.24	$1.20
Diluted earnings per common share	$0.42	$0.46	$1.24	$1.20

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

Three Months Ended September 30, 2023 and 2022

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, July 1, 2023	139,343	$1,284,150	$1,062,093	$(344,876)	$2,001,367
Repurchase of common stock	(8)	(135)	—	—	(135)
Exercise of stock options	3	52	—	—	52
Shares issued pursuant to stock-based compensation plan	—	2,393	—	—	2,393
Cash dividends declared on common stock ($0.20 per share)	—	—	(27,901)	—	(27,901)
Net earnings	—	—	57,887	—	57,887
Other comprehensive loss	—	—	—	(82,262)	(82,262)
Balance, September 30, 2023	139,338	$1,286,460	$1,092,079	$(427,138)	$1,951,401

Balance, July 1, 2022	140,026	$1,301,050	$928,000	$(246,839)	$1,982,211
Repurchase of common stock	(239)	(5,742)	—	—	(5,742)
Repurchase of common stock, ASR Plan	—	—	—	—	—
Exercise of stock options	18	340	—	—	340
Shares issued pursuant to stock-based compensation plan	—	2,061	—	—	2,061
Cash dividends declared on common stock ($0.20 per share)	—	—	(27,965)	—	(27,965)
Net earnings	—	—	64,639	—	64,639
Other comprehensive loss	—	—	—	(136,658)	(136,658)
Balance, September 30, 2022	139,805	$1,297,709	$964,674	$(383,497)	$1,878,886

Nine Months Ended September 30, 2023 and 2022

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2023	139,819	$1,300,466	$1,002,847	$(354,796)	$1,948,517
Repurchase of common stock	(927)	(21,186)	—	—	(21,186)
Exercise of stock options	7	125	—	—	125
Shares issued pursuant to stock-based compensation plan	439	7,055	—	—	7,055
Cash dividends declared on common stock ($0.60 per share)	—	—	(83,695)	—	(83,695)
Net earnings	—	—	172,927	—	172,927
Other comprehensive loss	—	—	—	(72,342)	(72,342)
Balance, September 30, 2023	139,338	$1,286,460	$1,092,079	$(427,138)	$1,951,401

Balance, January 1, 2022	135,526	$1,209,903	$875,568	$(3,968)	$2,081,503
Issuance of common stock for acquisition of Suncrest Bank	8,617	197,069	—	—	197,069
Repurchase of common stock	(1,971)	(46,206)	—	—	(46,206)
Repurchase of common stock, ASR Plan	(2,994)	(70,000)	—	—	(70,000)
Exercise of stock options	82	1,305	—	—	1,305
Shares issued pursuant to stock-based compensation plan	545	5,638	—	—	5,638
Cash dividends declared on common stock ($0.57 per share)	—	—	(80,151)	—	(80,151)
Net earnings	—	—	169,257	—	169,257
Other comprehensive loss	—	—	—	(379,529)	(379,529)
Balance, September 30, 2022	139,805	$1,297,709	$964,674	$(383,497)	$1,878,886

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities
Interest and dividends received	$458,084	$374,575
Service charges and other fees received	35,761	32,968
Interest paid	(65,233)	(4,131)
Net cash paid to vendors, employees and others	(181,661)	(147,314)
Income taxes	—	(53,252)
Net cash provided by operating activities	246,951	202,846
Cash Flows from Investing Activities
Proceeds of FHLB stock, net	9,615	4,712
Net change in interest-earning balances from depository institutions	5,445	28,405
Proceeds from repayment of investment securities available-for-sale	282,663	403,184
Proceeds from maturity of investment securities available-for-sale	4	1,226
Purchases of investment securities available-for-sale	(33,737)	(1,142,441)
Proceeds from repayment and maturity of investment securities held-to-maturity	75,913	119,487
Purchases of investment securities held-to-maturity	(2,026)	(622,499)
Net (increase) decrease in equity investments	(60)	1,740
Net decrease (increase) in loan and lease finance receivables	206,059	(97,801)
Proceeds from sale of building, net of selling costs	—	8,315
Purchase of premises and equipment	(2,880)	(4,057)
Proceeds from BOLI death benefit	2,505	8,691
Cash acquired from acquisition, net of cash paid	—	329,001
Net cash provided by (used in) investing activities	543,501	(962,037)
Cash Flows from Financing Activities
Net decrease in other deposits	(488,560)	(253,021)
Net increase (decrease) in time deposits	11,101	(33,593)
Net increase (decrease) in other borrowings	125,000	(2,281)
Net decrease in customer repurchase agreements	(295,879)	(174,544)
Cash dividends on common stock	(83,819)	(76,478)
Repurchase of common stock	(21,186)	(46,206)
Repurchase of common stock, ASR Plan	—	(70,000)
Proceeds from exercise of stock options	125	1,305
Net cash used in financing activities	(753,218)	(654,818)
Net increase (decrease) in cash and cash equivalents	37,234	(1,414,009)

Cash and cash equivalents, beginning of period	203,461	1,732,548
Cash and cash equivalents, end of period	$240,695	$318,539

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$172,927	$169,257
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of building, net	—	(2,717)
Increase in BOLI	(4,834)	(3,939)
Net amortization of premiums and discounts on investment securities	13,807	21,794
Accretion of discount for acquired loans, net	(2,892)	(6,115)
Provision for credit losses	4,000	8,100
Stock-based compensation	7,055	5,638
Depreciation and amortization, net	13,985	9,426
Change in other assets and liabilities	42,903	1,402
Total adjustments	74,024	33,589
Net cash provided by operating activities	$246,951	$202,846

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$—	$8,697
Issuance of common stock for acquisition	$—	$197,069

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located throughout California. As of September 30, 2023, the Bank operated 62 banking centers and three trust office locations. The Company is headquartered in the city of Ontario, California.

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method, was effective in the first quarter of 2023. The amendments in ASU 2022-01 allow non-prepayable financial assets to be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets, thereby allowing consistent accounting for similar hedges. This ASU expanded the previous single-layer model to allow multiple hedged layers of a single closed portfolio. As a result, an entity can achieve hedge accounting for hedges of a greater proportion of the interest rate risk inherent in the assets included in the closed portfolio, further aligning hedge accounting with risk management strategies. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. This ASU also clarifies that fair value basis adjustments in an existing portfolio layer method hedge are maintained at the closed portfolio level (Balance Sheet line item level) and are therefore not allocated to individual assets. In June 2023, fair value hedging transactions were executed in which $1.0 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years in which the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The fair value of these instruments totaled $24.9 million on September 30, 2023. This pay-fixed interest rate swap is designated as a partial-term fair value hedge using the Portfolio Layer Method, in accordance with ASU 2022-01. Refer to Note 10 – Derivative Financial Instruments of the notes to the unaudited condensed consolidated financial statements of this report for additional information.

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

	September 30, 2023
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$34,126	$—	$(17)	$34,109	1.19%
Mortgage-backed securities	2,925,382	1	(488,759)	2,436,624	84.81%
CMO/REMIC	514,161	—	(136,663)	377,498	13.13%
Municipal bonds	26,799	23	(3,009)	23,813	0.83%
Other securities	1,119	—	—	1,119	0.04%
Unallocated portfolio layer fair value basis adjustments (1)	24,868	—	(24,868)	—	0.00%
Total available-for-sale securities	$3,526,455	$24	$(653,316)	$2,873,163	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$534,814	$—	$(123,981)	$410,833	21.48%
Mortgage-backed securities	673,413	—	(134,290)	539,123	27.05%
CMO/REMIC	812,006	—	(194,237)	617,769	32.62%
Municipal bonds	469,208	4	(67,619)	401,593	18.85%
Total held-to-maturity securities	$2,489,441	$4	$(520,127)	$1,969,318	100.00%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$22,272	$18,371	$60,887	$47,883
Tax-advantaged	169	172	506	534
Total interest income from available-for-sale securities	22,441	18,543	61,393	48,417
Investment securities held-to-maturity:
Taxable	11,139	10,845	33,939	29,927
Tax-advantaged	2,437	1,989	7,333	5,284
Total interest income from held-to-maturity securities	13,576	12,834	41,272	35,211
Total interest income from investment securities	$36,017	$31,377	$102,665	$83,628

Approximately 91% of the total investment securities portfolio at September 30, 2023 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity investment securities under the CECL model was zero at September 30, 2023 and December 31, 2022.

The following table presents the Company’s available-for-sale and held-to-maturity investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$34,109	$(17)	$—	$—	$34,109	$(17)
Mortgage-backed securities	825	(16)	2,435,125	(488,743)	2,435,950	(488,759)
CMO/REMIC	3	—	377,495	(136,663)	377,498	(136,663)
Municipal bonds	5,699	(451)	16,948	(2,558)	22,647	(3,009)
Total available-for-sale securities	$40,636	$(484)	$2,829,568	$(627,964)	$2,870,204	$(628,448)
Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$410,833	$(123,981)	$410,833	$(123,981)
Mortgage-backed securities	—	—	539,123	(134,290)	539,123	(134,290)
CMO/REMIC	—	—	617,769	(194,237)	617,769	(194,237)
Municipal bonds	109,966	(7,127)	288,267	(60,492)	398,233	(67,619)
Total held-to-maturity securities	$109,966	$(7,127)	$1,855,992	$(513,000)	$1,965,958	$(520,127)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,658,331	$(187,842)	$1,129,257	$(215,207)	$2,787,588	$(403,049)
CMO/REMIC	54,005	(4,796)	385,295	(91,170)	439,300	(95,966)
Municipal bonds	24,507	(1,177)	—	—	24,507	(1,177)
Total available-for-sale securities	$1,736,843	$(193,815)	$1,514,552	$(306,377)	$3,251,395	$(500,192)

Investment securities held-to-maturity:
Government agency/GSE	179,348	(39,866)	255,080	(74,477)	434,428	(114,343)
Mortgage-backed securities	188,480	(9,042)	412,449	(96,825)	600,929	(105,867)
CMO/REMIC	376,540	(60,598)	319,076	(71,132)	695,616	(131,730)
Municipal bonds	312,702	(35,656)	53,350	(12,031)	366,052	(47,687)
Total held-to-maturity securities	$1,057,070	$(145,162)	$1,039,955	$(254,465)	$2,097,025	$(399,627)

At September 30, 2023, investment securities with carrying values of $2.16 billion were pledged to secure various types of deposits, including $1.34 billion of public funds. In addition, investment securities with carrying values of $2.94 billion were pledged to secure $433.5 million for repurchase agreements, $870 million for outstanding borrowings, $1.58 billion for unused borrowing capacity and approximately $52 million for other purposes as required or permitted by law.

At December 31, 2022, investment securities with carrying values of $1.56 billion were pledged to secure various types of deposits, including $1.13 billion of public funds. In addition, investment securities, with carrying values of $3.15 billion were pledged to secure $652.0 million for repurchase agreements, $550 million for outstanding borrowings, $105 million for unused borrowing capacity and approximately $27 million for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at September 30, 2023, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 23 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	September 30, 2023
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$35,816	$35,794	$12,414	$11,874
Due after one year through five years	321,428	278,310	34,306	32,206
Due after five years through ten years	2,403,432	1,964,310	323,267	273,094
Due after ten years	765,779	594,749	2,119,454	1,652,144
Total investment securities	$3,526,455	$2,873,163	$2,489,441	$1,969,318

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2023.

6. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table provides a summary of total loans and lease finance receivables by type.

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Commercial real estate	$6,843,059	$6,884,948
Construction	63,022	88,271
SBA	283,124	290,908
SBA - Paycheck Protection Program (PPP)	3,233	9,087
Commercial and industrial	938,064	948,683
Dairy & livestock and agribusiness	351,463	433,564
Municipal lease finance receivables	75,621	81,126
SFR mortgage	268,171	266,024
Consumer and other loans	51,875	76,781
Total loans, at amortized cost	8,877,632	9,079,392
Less: Allowance for credit losses	(88,995)	(85,117)
Total loans and lease finance receivables, net	$8,788,637	$8,994,275

As of September 30, 2023, 80.81% of the Company’s total loan portfolio consisted of real estate loans, with commercial real estate loans representing 77.08% of total loans. The Company’s real estate loans and construction loans are secured by real properties primarily located in California. As of September 30, 2023, $509.2 million, or 7.44% of the total commercial real estate loans included loans secured by farmland, compared to $517.8 million, or 7.52%, at December 31, 2022. The loans secured by farmland included $133.2 million for loans secured by dairy & livestock land and $376.0 million for loans secured by agricultural land at September 30, 2023, compared to $140.5 million for loans secured by dairy & livestock land and $377.3 million for loans secured by agricultural land at December 31, 2022. As of September 30, 2023, dairy & livestock and agribusiness loans of $351.5 million were comprised of $301.5 million for dairy & livestock loans and $50.0 million for agribusiness loans, compared to $433.6 million comprised of $388.5 million of dairy & livestock loans and $45.1 million of agribusiness loans December 31, 2022.

At September 30, 2023 and December 31, 2022, loans totaling $4.35 billion and $4.30 billion, respectively, were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of September 30, 2023 and December 31, 2022.

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

	Origination Year						Revolving loans amortized	Revolving loans converted to
September 30, 2023	2023	2022	2021	2020	2019	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$373,704	$1,327,377	$1,159,196	$900,512	$508,645	$2,119,797	$160,435	$38,875	$6,588,541
Special Mention	3,256	4,417	16,273	28,896	42,458	77,508	1,911	—	174,719
Substandard	244	8,168	—	22,598	12,769	35,220	800	—	79,799
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$377,204	$1,339,962	$1,175,469	$952,006	$563,872	$2,232,525	$163,146	$38,875	$6,843,059
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction loans:
Risk Rating:
Pass	$375	$14,984	$24,400	$8,062	$—	$—	$15,201	$—	$63,022
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$375	$14,984	$24,400	$8,062	$—	$—	$15,201	$—	$63,022
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$20,163	$50,643	$53,354	$34,387	$6,249	$110,538	$—	$—	$275,334
Special Mention	—	—	—	—	1,890	2,560	—	—	4,450
Substandard	—	—	—	—	—	3,340	—	—	3,340
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$20,163	$50,643	$53,354	$34,387	$8,139	$116,438	$—	$—	$283,124
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$207	$—	$—	$207

SBA - PPP loans:
Risk Rating:
Pass	$—	$—	$809	$2,424	$—	$—	$—	$—	$3,233
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$—	$809	$2,424	$—	$—	$—	$—	$3,233
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans:
Risk Rating:
Pass	$116,890	$152,983	$107,790	$93,749	$73,760	$102,963	$248,769	$6,218	$903,122
Special Mention	7,418	986	1,300	643	4,482	4,110	5,098	5,702	29,739
Substandard	—	273	—	—	89	1,304	2,487	1,050	5,203
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$124,308	$154,242	$109,090	$94,392	$78,331	$108,377	$256,354	$12,970	$938,064
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$16	$—	$—	$16

	Origination Year						Revolving loans amortized	Revolving loans converted to
September 30, 2023	2023	2022	2021	2020	2019	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$247	$—	$2,074	$1,054	$120	$205	$280,524	$—	$284,224
Special Mention	463	—	—	—	61	—	62,670	1,304	64,498
Substandard	—	—	—	—	—	208	2,498	35	2,741
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$710	$—	$2,074	$1,054	$181	$413	$345,692	$1,339	$351,463
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$—	$5,989	$26,088	$6,188	$4,266	$32,867	$—	$—	$75,398
Special Mention	—	—	—	—	—	223	—	—	223
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$—	$5,989	$26,088	$6,188	$4,266	$33,090	$—	$—	$75,621
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$16,831	$61,882	$43,841	$44,529	$28,963	$69,010	$—	$—	$265,056
Special Mention	750	—	—	924	558	339	—	—	2,571
Substandard	—	—	—	—	—	205	—	339	544
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$17,581	$61,882	$43,841	$45,453	$29,521	$69,554	$—	$339	$268,171
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$2,548	$4,763	$2,967	$830	$710	$525	$36,846	$900	$50,089
Special Mention	—	—	278	—	—	—	5	884	1,167
Substandard	—	—	—	—	—	11	7	601	619
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$2,548	$4,763	$3,245	$830	$710	$536	$36,858	$2,385	$51,875
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1

Total Loans, at amortized cost:
Risk Rating:
Pass	$530,758	$1,618,621	$1,420,519	$1,091,735	$622,713	$2,435,905	$741,775	$45,993	$8,508,019
Special Mention	11,887	5,403	17,851	30,463	49,449	84,740	69,684	7,890	277,367
Substandard	244	8,441	—	22,598	12,858	40,288	5,792	2,025	92,246
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$542,889	$1,632,465	$1,438,370	$1,144,796	$685,020	$2,560,933	$817,251	$55,908	$8,877,632
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$224	$—	$—	$224

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$1,363,733	$1,197,290	$957,965	$542,827	$506,613	$1,889,478	$175,373	$39,616	$6,672,895
Special Mention	3,285	12,114	11,284	32,976	21,646	76,290	908	—	158,503
Substandard	—	—	15,624	16,297	94	21,535	—	—	53,550
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$1,367,018	$1,209,404	$984,873	$592,100	$528,353	$1,987,303	$176,281	$39,616	$6,884,948

Construction loans:
Risk Rating:
Pass	$17,203	$26,689	$16,578	$—	$—	$—	$22,850	$—	$83,320
Special Mention	—	—	—	—	4,951	—	—	—	4,951
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$17,203	$26,689	$16,578	$—	$4,951	$—	$22,850	$—	$88,271

SBA loans:
Risk Rating:
Pass	$60,623	$54,781	$35,243	$7,460	$28,886	$96,473	$1,026	$—	$284,492
Special Mention	—	—	—	1,321	1,293	2,065	—	—	4,679
Substandard	—	—	—	—	556	1,181	—	—	1,737
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$60,623	$54,781	$35,243	$8,781	$30,735	$99,719	$1,026	$—	$290,908

SBA - PPP loans:
Risk Rating:
Pass	$—	$5,515	$3,572	$—	$—	$—	$—	$—	$9,087
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$5,515	$3,572	$—	$—	$—	$—	$—	$9,087

Commercial and industrial loans:
Risk Rating:
Pass	$154,765	$135,162	$80,763	$101,192	$42,731	$85,406	$305,589	$7,775	$913,383
Special Mention	3,955	761	459	1,693	462	8	15,156	544	23,038
Substandard	494	—	728	959	5,624	496	3,200	761	12,262
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$159,214	$135,923	$81,950	$103,844	$48,817	$85,910	$323,945	$9,080	$948,683

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$207	$2,318	$1,515	$187	$69	$628	$400,229	$450	$405,603
Special Mention	—	—	—	599	46	—	17,129	853	18,627
Substandard	1,041	—	40	—	95	113	1,841	6,204	9,334
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$1,248	$2,318	$1,555	$786	$210	$741	$419,199	$7,507	$433,564

Municipal lease finance receivables loans:
Risk Rating:
Pass	$6,442	$26,858	$6,814	$4,327	$4,948	$31,292	$—	$—	$80,681
Special Mention	—	—	—	—	—	262	—	—	262
Substandard	—	—	—	—	—	183	—	—	183
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$6,442	$26,858	$6,814	$4,327	$4,948	$31,737	$—	$—	$81,126

SFR mortgage loans:
Risk Rating:
Pass	$63,761	$46,748	$45,819	$33,585	$15,836	$58,730	$—	$—	$264,479
Special Mention	—	—	943	—	—	—	—	—	943
Substandard	—	—	—	—	—	214	—	388	602
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$63,761	$46,748	$46,762	$33,585	$15,836	$58,944	$—	$388	$266,024

Consumer and other loans:
Risk Rating:
Pass	$7,653	$3,722	$1,298	$926	$79	$1,277	$58,578	$1,107	$74,640
Special Mention	—	561	—	—	—	—	590	—	1,151
Substandard	—	—	—	—	—	13	5	972	990
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$7,653	$4,283	$1,298	$926	$79	$1,290	$59,173	$2,079	$76,781

Total Loans, at amortized cost:
Risk Rating:
Pass	$1,674,387	$1,499,083	$1,149,567	$690,504	$599,162	$2,163,284	$963,645	$48,948	$8,788,580
Special Mention	7,240	13,436	12,686	36,589	28,398	78,625	33,783	1,397	212,154
Substandard	1,535	—	16,392	17,256	6,369	23,735	5,046	8,325	78,658
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$1,683,162	$1,512,519	$1,178,645	$744,349	$633,929	$2,265,644	$1,002,474	$58,670	$9,079,392

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

The ACL totaled $89.0 million at September 30, 2023, compared to $85.1 million at December 31, 2022. The $3.9 million increase in the ACL from December 31, 2022 to September 30, 2023 is comprised of $4.0 million in provision for credit losses, offset by $122,000 in net charge-offs. At September 30, 2023, the ACL as a percentage of total loans and leases, at amortized cost, was 1.00%. This compares to 0.94% at December 31, 2022. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with the remaining weighting on forecasts that reflect greater downside risks of recession. As of September 30, 2023, the resulting weighted forecast assumes GDP will increase by 2.1% for all of 2023 and 0.3% for 2024 and then grow by 1.1% in 2025. The unemployment rate is forecasted to be 3.8% in 2023, 5.2% in 2024 and 5.7% in 2025.

Management believes that the ACL was appropriate at September 30, 2023 and December 31, 2022. Due to inflationary pressures, high interest rates, lower commercial real estate values, and geopolitical events, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Three Months Ended September 30, 2023
	Ending Balance June 30, 2023	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance September 30, 2023
	(Dollars in thousands)
Commercial real estate	$67,943	$—	$—	$2,957	$70,900
Construction	1,162	—	3	(166)	999
SBA	2,656	(26)	48	371	3,049
SBA - PPP	—	—	—	—	—
Commercial and industrial	9,121	—	—	161	9,282
Dairy & livestock and agribusiness	4,960	—	3	(1,396)	3,567
Municipal lease finance receivables	273	—	—	(27)	246
SFR mortgage	450	—	—	75	525
Consumer and other loans	402	—	—	25	427
Total allowance for credit losses	$86,967	$(26)	$54	$2,000	$88,995

	Three Months Ended September 30, 2022
	Ending Balance June 30, 2022	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance September 30, 2022
	(Dollars in thousands)
Commercial real estate	$61,513	$—	$—	$3,392	$64,905
Construction	1,062	—	3	657	1,722
SBA	2,613	—	41	151	2,805
SBA - PPP	—	—	—	—	—
Commercial and industrial	7,194	(45)	—	(16)	7,133
Dairy & livestock and agribusiness	6,832	—	381	(2,220)	4,993
Municipal lease finance receivables	183	—	—	56	239
SFR mortgage	254	—	—	50	304
Consumer and other loans	571	(1)	—	(70)	500
Total allowance for credit losses	$80,222	$(46)	$425	$2,000	$82,601

	Nine Months Ended September 30, 2023
	Ending Balance December 31, 2022	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance September 30, 2023
	(Dollars in thousands)
Commercial real estate	$64,806	$—	$—	$6,094	$70,900
Construction	1,702	—	9	(712)	999
SBA	2,809	(207)	69	378	3,049
SBA - PPP	—	—	—	—	—
Commercial and industrial	10,206	(16)	14	(922)	9,282
Dairy & livestock and agribusiness	4,400	—	10	(843)	3,567
Municipal lease finance receivables	296	—	—	(50)	246
SFR mortgage	366	—	—	159	525
Consumer and other loans	532	(1)	—	(104)	427
Total allowance for credit losses	$85,117	$(224)	$102	$4,000	$88,995

	Nine Months Ended September 30, 2022
	Ending Balance December 31, 2021	Charge-offs	Recoveries	Initial ACL for PCD Loans at Acquisition	Provision Recorded at Acquisition	Provision for (Recapture of) Credit Losses	Ending Balance September 30, 2022
	(Dollars in thousands)
Commercial real estate	$50,950	$—	$—	$5,086	$4,127	$4,742	$64,905
Construction	765	—	9	122	58	768	1,722
SBA	2,668	—	99	62	64	(88)	2,805
Commercial and industrial	6,669	(66)	456	500	508	(934)	7,133
Dairy & livestock and agribusiness	3,066	—	383	2,832	149	(1,437)	4,993
Municipal lease finance receivables	100	—	—	3	26	110	239
SFR mortgage	188	—	—	—	—	116	304
Consumer and other loans	613	(4)	—	—	—	(109)	500
Total allowance for credit losses	$65,019	$(70)	$947	$8,605	$4,932	$3,168	$82,601

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

	September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$92	$44	$3,107	$3,243	$2,468,477	$2,471,720
Non-owner occupied	—	—	531	531	4,370,808	4,371,339
Construction
Speculative (1)	—	—	—	—	53,058	53,058
Non-speculative	—	—	—	—	9,964	9,964
SBA	—	54	996	1,050	282,074	283,124
SBA - PPP	—	—	—	—	3,233	3,233
Commercial and industrial	—	2,487	1,911	4,398	933,666	938,064
Dairy & livestock and agribusiness	—	95	36	131	351,332	351,463
Municipal lease finance receivables	—	—	—	—	75,621	75,621
SFR mortgage	—	—	—	—	268,171	268,171
Consumer and other loans	4	—	—	4	51,871	51,875
Total gross loans	$96	$2,680	$6,581	$9,357	$8,868,275	$8,877,632

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$—	$—	$2,639	$2,639	$2,482,471	$2,485,110
Non-owner occupied	—	—	—	—	4,399,838	4,399,838
Construction
Speculative (1)	—	—	—	—	67,436	67,436
Non-speculative	—	—	—	—	20,835	20,835
SBA	374	182	443	999	289,909	290,908
SBA - PPP	—	—	—	—	9,087	9,087
Commercial and industrial	—	—	1,318	1,318	947,365	948,683
Dairy & livestock and agribusiness	—	—	269	269	433,295	433,564
Municipal lease finance receivables	—	—	—	—	81,126	81,126
SFR mortgage	—	388	—	388	265,636	266,024
Consumer and other loans	175	—	33	208	76,573	76,781
Total gross loans	$549	$570	$4,702	$5,821	$9,073,571	$9,079,392

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

Amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance are presented as of September 30, 2023 and December 31, 2022 by type of loan.

	September 30, 2023
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$3,107	$3,107	$—
Non-owner occupied	548	548	—
Construction
Speculative (2)	—	—	—
Non-speculative	—	—	—
SBA	868	1,050	—
SBA - PPP	—	—	—
Commercial and industrial	939	4,672	—
Dairy & livestock and agribusiness	131	243	—
Municipal lease finance receivables	—	—	—
SFR mortgage	339	339	—
Consumer and other loans	—	4	—
Total gross loans	$5,932	$9,963	$—

(1)
As of September 30, 2023, $742,000 of nonaccruing loans were current, $4,000 were 30-59 days past due, $2.6 million were 60-89 days past due, and $6.6 million were 90+ days past due.
(2)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2022
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1) (3)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$2,639	$2,639	$—
Non-owner occupied	18	18	—
Construction
Speculative (2)	—	—	—
Non-speculative	—	—	—
SBA	268	443	—
SBA - PPP	—	—	—
Commercial and industrial	771	1,320	—
Dairy & livestock and agribusiness	364	477	—
Municipal lease finance receivables	—	—	—
SFR mortgage	—	—	—
Consumer and other loans	34	33	—
Total gross loans	$4,094	$4,930	$—

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

	September 30, 2023			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$3,655	$—	$—	5
Construction	—	—	—	—
SBA	830	220	—	5
SBA - PPP	—	—	—	—
Commercial and industrial	401	3,104	1,167	10
Dairy & livestock and agribusiness	130	—	113	3
Municipal lease finance receivables	—	—	—	—
SFR mortgage	339	—	—	1
Consumer and other loans	—	—	4	1
Total collateral-dependent loans	$5,355	$3,324	$1,284	25

	December 31, 2022			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$17,935	$—	$—	4
Construction	—	—	—	—
SBA	151	292	—	6
SBA - PPP	—	—	—	—
Commercial and industrial	87	2,774	81	13
Dairy & livestock and agribusiness	269	2,000	208	4
Municipal lease finance receivables	—	—	—	—
SFR mortgage	—	—	—	—
Consumer and other loans	33	—	—	1
Total collateral-dependent loans	$18,475	$5,066	$289	28

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. The Bank's ACL methodology produced an allowance of $8.0 million for the off-balance sheet credit exposures as of September 30, 2023. There was no provision or recapture of provision for unfunded loan commitments for the nine months ended September 30, 2023 and September 30, 2022. As of September 30, 2023 and December 31, 2022, the balance in this reserve was $8.0 million and was included in other liabilities.

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

The table below reflects the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified during the three months ended September 30, 2023.

	Term Extension
	Amortized Cost Basis	% of Total Class of
	at September 30,2023	Financing Receivables
	(Dollars in thousands)
Commercial real estate loans	$1,815	0.02%
Dairy & livestock and agribusiness	4,799	0.05%
Total	$6,614

	Combination-Term Extension and Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of
	at September 30,2023	Financing Receivables
Commercial real estate loans	$690	0.01%
Total	$690

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the three months ended September 30, 2023.

Loan Type	Financial Effect

Term Extension
Commercial real estate loans	Added a weighted-average 1.0 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	Added a weighted-average 0.5 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Combination-Term Extension and Interest Rate Reduction
Commercial real estate loans	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10% to 7.25%.

As of September 30, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first nine months of 2023 that subsequently defaulted. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, the date we adopted ASU 2022-02.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$2,505	$—	$—
Dairy & livestock and agribusiness	4,799	—	—
Total	$7,304	$—	$—

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

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time the loan is considered uncollectible. We had no allocated allowance to TDRs as of December 31, 2022 and September 30, 2022.

As of December 31, 2022 and September 30, 2022, there were no loans that were modified as a TDR within the previous 12 months that subsequently defaulted during the twelve months ended December 31, 2022 and the nine months ended September 30, 2022.

7. BORROWINGS

Borrowings as of September 30, 2023, consisted of $870 million from the Federal Reserve's Bank Term Funding Program at a weighted average rate of 4.87%. These borrowings can be prepaid without penalty and mature in May and September of 2024. These borrowings replaced higher cost borrowings from the FHLB. Remaining FHLB borrowings at September 30, 2023 consisted of short-term advances of $250 million, a decrease from $800 million at June 30, 2023, with a cost of approximately 5%. These FHLB advances will mature in the fourth quarter of 2023.

The Bank has $4.7 billion of secured and unused capacity with the FHLB, $1.2 billion of secured unused borrowing capacity at the Fed’s discount window or Bank Term Funding Program, more than $260 million of unpledged AFS securities that could be pledged at the discount window or the Fed’s Bank Term Funding Program and $300 million of unsecured lines of credit.

8. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and nine months ended September 30, 2023 shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 1,096,000 and 1,100,000, respectively. For the three and nine months ended September 30, 2022 shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 66,000 and 247,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$57,887	$64,639	$172,927	$169,257
Less: Net earnings allocated to restricted stock	410	434	1,208	1,080
Net earnings allocated to common shareholders	$57,477	$64,205	$171,719	$168,177
Weighted average shares outstanding	138,345	138,888	138,361	139,923
Basic earnings per common share	$0.42	$0.46	$1.24	$1.20

Diluted earnings per common share:
Net income allocated to common shareholders	$57,477	$64,205	$171,719	$168,177
Weighted average shares outstanding	138,345	138,888	138,361	139,923
Incremental shares from assumed exercise of outstanding options	136	459	120	300
Diluted weighted average shares outstanding	138,481	139,347	138,481	140,223
Diluted earnings per common share	$0.42	$0.46	$1.24	$1.20

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of the dates presented.

	Carrying Value at September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$34,109	$—	$34,109	$—
Mortgage-backed securities	2,436,624	—	2,436,624	—
CMO/REMIC	377,498	—	377,498	—
Municipal bonds	23,813	—	23,813	—
Other securities	1,119	—	1,119	—
Total investment securities - AFS	2,873,163	—	2,873,163	—
Derivatives not designated as hedging instruments:
Interest rate swaps	—	—	—	—
Derivatives designated as hedging instruments:
Interest rate swaps	24,868	—	24,868	—
Total assets	$2,898,031	$—	$2,898,031	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Carrying Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$2,789,141	$—	$2,789,141	$—
CMO/REMIC	439,303	—	439,303	—
Municipal bonds	25,687	—	25,687	—
Other securities	1,080	—	1,080	—
Total investment securities - AFS	3,255,211	—	3,255,211	—
Derivatives not designated as hedging instruments:
Interest rate swaps	82	—	82	—
Total assets	$3,255,293	$—	$3,255,293	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$82	$—	$82	$—
Total liabilities	$82	$—	$82	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at September 30, 2023 and December 31, 2022, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Nine Months Ended September 30, 2023
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$2,813	$—	$—	$2,813	$8
Construction	—	—	—	—	—
SBA	209	—	—	209	217
SBA - PPP	—	—	—	—	—
Commercial and industrial	3,575	—	—	3,575	3,100
Dairy & livestock and agribusiness	4,799	—	—	4,799	57
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Other real estate owned	—	—	—	—	—
Asset held-for-sale	—	—	—	—	—
Total assets	$11,396	$—	$—	$11,396	$3,382

	Carrying Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2022
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$2,639	$—	$—	$2,639	$1
Construction	—	—	—	—	—
SBA	323	—	—	323	182
SBA - PPP	—	—	—	—	2
Commercial and industrial	451	—	—	451	326
Dairy & livestock and agribusiness	113	—	—	113	113
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	2
Other real estate owned	—	—	—	—	—
Asset held-for-sale	—	—	—	—	—
Total assets	$3,526	$—	$—	$3,526	$626

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of September 30, 2023 and December 31, 2022, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	September 30, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$240,695	$240,695	$—	$—	$240,695
Interest-earning balances due from depository institutions	4,108	—	4,108	—	4,108
Investment securities available-for-sale	2,873,163	—	2,873,163	—	2,873,163
Investment securities held-to-maturity	2,489,441	—	1,969,318	—	1,969,318
Total loans, net of allowance for credit losses	8,788,637	—	—	7,961,394	7,961,394
Derivatives not designated as hedging instruments:
Interest rate swaps	—	—	—	—	—
Derivatives designated as hedging instruments:
Interest rate swaps	24,868	—	24,868	—	24,868
Liabilities
Deposits:
Interest-bearing	$4,772,137	$—	$4,766,447	$—	$4,766,447
Borrowings	1,389,552	—	1,322,699	—	1,322,699
Junior subordinated debentures	—	—	—	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	—	—	—	—	—

	December 31, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$203,461	$203,461	$—	$—	$203,461
Interest-earning balances due from depository institutions	9,553	—	9,553	—	9,553
Investment securities available-for-sale	3,255,211	—	3,255,211	—	3,255,211
Investment securities held-to-maturity	2,554,301	—	2,155,587	—	2,155,587
Total loans, net of allowance for credit losses	8,994,275	—	—	8,074,952	8,074,952
Derivatives not designated as hedging instruments:
Interest rate swaps	82	—	82	—	82
Liabilities
Deposits:
Interest-bearing	$4,671,881	$—	$4,664,657	$—	$4,664,657
Borrowings	1,560,431	—	1,444,659	—	1,444,659
Junior subordinated debentures	—	—	—	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	82	—	82	—	82

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2023 and December 31, 2022. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

10. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Not Designated as Hedging Instruments

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of September 30, 2023, the Bank has entered into 123 interest-rate swap agreements with customers with a notional amount totaling $409.8 million. The Bank then entered into identical offsetting swaps with counterparties. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

In June 2023, fair value hedging transactions were executed in which $1.0 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years in which the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The fair value of these instruments totaled $24.9 million at September 30, 2023.

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

Balance Sheet Classification of Derivative Financial Instruments

As of September 30, 2023 and December 31, 2022, the total notional amount of the Company’s swaps was $409.8 million, and $425.6 million, respectively. The location of the asset and liability, and their respective fair values, are summarized in the tables below.

	September 30, 2023
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$—	Other liabilities	$—
Total		$—		$—

Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$24,868	Other liabilities	$—
Total		$24,868		$—

	December 31, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$82	Other liabilities	$82
Total derivatives		$82		$82

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statements of earnings for the periods presented.

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Derivatives Not Designated as Hedging Instruments:		(Dollars in thousands)
Interest rate swaps	Other income	$—	$—	$—	$—
Total		$—	$—	$—	$—

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gains (Losses) Recognized in Interest Income on Derivative Instruments				OCI Impact on Derivatives-Gains (Losses) recorded in OCI
		Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023		Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
		2023	2022	2023	2022	2023	2022	2023	2022
		(Dollars in thousands)				(Dollars in thousands)
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Interest income	$3,790	$—	$4,236	$—	$9,708	$—	$17,554	$—
Total		$3,790	$—	$4,236	$—	$9,708	$—	$17,554	$—

11. OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	Three Months Ended September 30,
	2023			2022
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(130,768)	$38,660	$(92,108)	$(194,111)	$57,386	$(136,725)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	(3,096)	3,234	138	95	(28)	67
Derivatives designated as hedging instruments:
Net change in fair value recorded in accumulated OCI	13,739	(4,031)	9,708	—	—	—
Net change	$(120,125)	$37,863	$(82,262)	$(194,016)	$57,358	$(136,658)

	Nine Months Ended September 30,
	2023			2022
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(128,340)	$37,942	$(90,398)	$(539,066)	$159,367	$(379,699)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	714	(212)	502	242	(72)	170
Derivatives designated as hedging instruments:
Net change in fair value recorded in accumulated OCI	24,868	(7,314)	17,554	—	—	—
Net change	$(102,758)	$30,416	$(72,342)	$(538,825)	$159,296	$(379,529)

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

In June 2023, fair value hedging transactions were executed in which $1.0 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years in which the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The fair value of these instruments totaled $24.9 million at September 30, 2023. Refer to Note 10 – Derivative Financial Instruments of the notes to the unaudited condensed consolidated financial statements of this report for additional information.

	Gross Amounts Recognized in the Condensed	Gross Amounts Offset in the Condensed	Net Amounts Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
September 30, 2023
Financial assets:
Derivatives not designated as hedging instruments	$—	$—	$—	$—	$—	$—
Derivatives designated as hedging instruments	24,868	—	—	24,868	—	24,868
Total	$24,868	$—	$—	$24,868	$—	$24,868

Financial liabilities:
Derivatives not designated as hedging instruments	$60,116	$(60,116)	$—	$60,116	$(7,536)	$52,580
Repurchase agreements	269,552	—	269,552	—	382,531	652,083
Total	$329,668	$(60,116)	$269,552	$60,116	$374,995	$704,663

December 31, 2022
Financial assets:
Derivatives not designated as hedging instruments	$82	$—	$—	$82	$—	$82
Total	$82	$—	$—	$82	$—	$82

Financial liabilities:
Derivatives not designated as hedging instruments	$53,996	$(53,914)	$82	$53,914	$(18,258)	$35,738
Repurchase agreements	565,431	—	565,431	—	(634,075)	(68,644)
Total	$619,427	$(53,914)	$565,513	$53,914	$(652,333)	$(32,906)

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

While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$23,025	$22,696
Total lease liabilities	25,199	24,458

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$1,832	$1,846	$5,513	$5,541
Sublease income	—	—	—	—
Total lease expense	$1,832	$1,846	$5,513	$5,541

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$1,682	$1,882	$4,951	$5,593

	September 30, 2023	December 31, 2022
Lease Term and Discount Rate
Weighted average remaining lease term (years)	4.12	4.12
Weighted average discount rate	3.43%	2.80%

The Company’s lease arrangements that have not yet commenced as of September 30, 2023 and the Company’s short-term lease costs and variable lease costs, for the nine months ended September 30, 2023 and 2022 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2023, excluding property taxes and insurance, are as follows:

September 30, 2023
(Dollars in thousands)
Year:
2023 (excluding the nine months ended September 30, 2023)	$1,691
2024	7,196
2025	6,578
2026	5,313
2027	3,822
Thereafter	2,613
Total future lease payments	27,213
Less: Imputed interest	(2,014)
Present value of lease liabilities	$25,199

14. REVENUE RECOGNITION

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)”, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$5,062	$5,233	$15,244	$15,625
Trust and investment services	3,246	2,867	9,475	8,651
Bankcard services	354	376	1,221	1,102
Gain/(loss) on sale of other investments	2,575	—	2,575	—
Other	1,524	1,127	6,818	8,207
Noninterest Income (in-scope of Topic 606)	12,761	9,603	35,333	33,585
Noninterest Income (out-of-scope of Topic 606)	1,548	1,987	4,834	3,939
Total noninterest income	$14,309	$11,590	$40,167	$37,524

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

Recently Issued Accounting Pronouncements but Not Adopted as of September 30, 2023

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

OVERVIEW

For the third quarter of 2023, we reported net earnings of $57.9 million, compared with $55.8 million for the second quarter of 2023 and $64.6 million for the third quarter of 2022. Diluted earnings per share were $0.42 for the third quarter, compared to $0.40 for the prior quarter and $0.46 for the same period last year. Pretax pre-provision income grew from $78.2 million in the second quarter of 2023 to $82.6 million for the third quarter of 2023, compared to $91.9 million in the third quarter of 2022. Net income of $57.9 million for the third quarter of 2023 produced an annualized return on average equity (“ROAE”) of 11.33%, an annualized return on average tangible common equity (“ROATCE”) of 18.82%, and an annualized return on average assets (“ROAA”) of 1.40%.

Net interest income was $123.4 million for the third quarter of 2023. This represented a $3.8 million, or 3.21%, increase from the second quarter of 2023, and a $10.0 million, or 7.47%, decrease from the third quarter of 2022. The $3.8 million quarter-over-quarter increase in net interest income was primarily due to a nine basis point increase in net interest margin. The decline in net interest income compared to the third quarter of 2022 was due to a $484.2 million decrease in average earning assets and a 15 basis point decrease in net interest margin.

The third quarter of 2023 included $2.0 million in provision for credit losses, compared to $500,000 in provision for credit losses in the second quarter of 2023 and $2.0 million in the third quarter of 2022. The year-to-date provision for credit losses of $4.0 million was the result of an overall increase in projected loss rates from 0.94% at the end of 2022 to 1.00% at September 30, 2023. The increase in projected loss rates continues to be driven primarily by a deteriorating economic forecast that assumes modest recession in early 2024 with modest overall GDP growth through 2025, as well as lower commercial real estate values and an increase in the rate of unemployment. Our forecast reflects GDP growth of 2.1% for all of 2023, 0.3% in 2024 and 1.1% in 2025. Unemployment is forecasted to be 3.8% in 2023, 5.2% in 2024 and 5.7% in 2025.

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The fair value of these instruments totaled $24.9 million on September 30, 2023. These instruments generated interest income of $3.8 million for the third quarter of 2023, compared to $446,000 for the second quarter of 2023. Refer to Note 10 – Derivative Financial Instruments of the notes to the unaudited condensed consolidated financial statements of this report for additional information.

At September 30, 2023, total assets of $15.90 billion decreased by $573.5 million, or 3.48%, from total assets of $16.48 billion at December 31, 2022. Interest-earning assets of $14.33 billion at September 30, 2023 decreased by $644.7 million, or 4.31%, when compared with $14.97 billion at December 31, 2022. The decrease in interest-earning assets was primarily due to a $446.9 million decrease in investment securities and a $201.8 million decrease in total loans.

Total investment securities were $5.36 billion at September 30, 2023, a decrease of $446.9 million, or 7.69%, from $5.81 billion at December 31, 2022, primarily due to repayments and maturities. At September 30, 2023, investment securities held-to-maturity (“HTM”) totaled $2.49 billion, a decrease of $64.9 million, or 2.54%, from December 31, 2022. At September 30, 2023, investment securities available-for-sale (“AFS”) totaled $2.87 billion, inclusive of a pre-tax net unrealized loss of $628.4 million. AFS securities decreased by $382.0 million, or 11.74%, from $3.26 billion December 31, 2022. Our tax equivalent yield on investments was 2.64% for the quarter ended September 30, 2023, compared to 2.37% for the second quarter of 2023 and 2.12% for the third quarter of 2022.

Total loans and leases, at amortized cost, of $8.88 billion at September 30, 2023 decreased by $201.8 million, or 2.22%, from December 31, 2022. After adjusting for seasonality of dairy & livestock loans, our core loans declined by $114.8 million, or 1.32%, from December 31, 2022. The $201.8 million decrease in total loans included decreases of $87.0 million in dairy & livestock loans, $41.9 million in commercial real estate loans, $25.2 million in construction loans, $10.6 million in commercial and industrial loans, $7.8 million in SBA loans, $5.9 million in PPP loans, and $24.9 million in consumer and other loans. Commercial and industrial line utilization was 27% at September 30, 2023, compared to 33% at the end of 2022. The decline in dairy & livestock loans primarily relates to the seasonal peak in line utilization at the end of every calendar year, demonstrated by a decline in utilization from 78% at December 31, 2022 to 73% at September 30, 2023. Our yield on loans was 5.07% for the quarter ended September 30, 2023, compared to 5.01% for the second quarter of 2023 and 4.56% for the third quarter of 2022. Loan yields, excluding the impact of PPP loans and discount accretion from acquired loans, increased from 4.42% in the third quarter of 2022 to 5.02% in the third quarter of 2023. This 60 basis point increase in our core loan yields year-over-year was the result of recent increases in interest rates, highlighted by the 525 basis point increase in the Fed Funds rate since the end of the first quarter of 2022.

The allowance for credit losses totaled $89.0 million at September 30, 2023, compared to $85.1 million at December 31, 2022. The $4.0 million provision for credit losses in the first nine months of 2023 was the result of an overall increase in projected loss rates from 0.94% at the end of 2022 to 1.00% at September 30, 2023. The increase in projected loss rates continues to be driven primarily by a deteriorating economic forecast that assumes modest GDP growth through 2024, as well as lower commercial real estate values and an increase in the rate of unemployment.

Since March of 2022 to September of 2023, the Federal Reserve has increased the Federal Funds rate by 525 basis points to the target range of 5.25% to 5.50%. In comparison to the rising Federal Funds rate, our average cost of deposits has increased from 5 basis points for the third quarter of 2022 to 52 basis points for the third quarter of 2023. The change in market interest rates that has resulted from the Federal Reserve's monetary policies has impacted the availability of higher interest rates on short-term alternatives to deposits, such as money market mutual funds and treasury notes. These higher yielding alternatives, as well as overall inflationary increases on spending, have impacted our deposit levels over the last year.

Noninterest-bearing deposits of $7.59 billion at September 30, 2023, decreased $577.7 million, or 7.08% when compared to $8.16 billion at December 31, 2022. At September 30, 2023, noninterest-bearing deposits were 61.39% of total deposits, compared to 63.60% at December 31, 2022. Higher interest rates that have resulted from the Federal Reserve’s significant increase in the federal funds rate over the last year have continued to impact deposit levels, including approximately $720 million of funds on deposit at the end of 2022 that were transferred from the Bank’s balance sheet by customers to be invested by Citizens Trust in higher yielding instruments such as United States treasury notes or bonds.

Interest-bearing deposits were $4.77 billion at September 30, 2023, an increase of $100.3 million, or 2.15%, when compared to $4.67 billion at December 31, 2022. Customer repurchase agreements totaled $269.6 million at September 30, 2023, compared to $565.4 million at December 31, 2022. Our average cost of total deposits including customer repurchase agreements was 0.51% for the quarter ended September 30, 2023, compared to 0.35% for the quarter ended June 30, 2023 and 0.05% for the third quarter of 2022.

At September 30, 2023, total short-term borrowings of $1.12 billion consisted of $870 million of one-year advances from the Federal Reserve’s Bank Term Funding Program, at a cost of 4.87% and $250 million of short-term Federal Home Loan Bank ("FHLB") advances, at an average cost of approximately 5%. Borrowings decreased $375 million from the end of the second quarter of 2023 to the end of the third quarter of 2023, as cash balances were drawn down by $378 million over the same time period. We continued to shrink our investment portfolio resulting in a decline of $446.9 million from December 31, 2022. Short-term borrowings increased $125 million from $995.0 million at December 31, 2022. We had $1.32 billion in average short-term borrowings at a cost of 4.84% for the third quarter of 2023, compared to $1.53 billion in the second quarter of 2023 at a cost of 4.90%. These short-term borrowings and an increase in the cost of deposits and customer repurchase agreements from 35 basis points in the second quarter of 2023 to 51 basis points in the third quarter of 2023, increased our cost of funds by nine basis points to 0.92% for the third quarter of 2023.

The Company’s total equity was $1.95 billion at September 30, 2023. This represented an overall increase of $2.9 million from total equity of $1.95 billion at December 31, 2022. Increases to equity included $172.9 million in net earnings, partially offset by a $72.3 million decrease in other comprehensive income. At the end of the second quarter of 2023, we entered into pay-fixed rate swaps to mitigate the risks of rising interest rates on our AFS securities portfolio. This resulted in a fair value remeasurement of this swap derivative at September 30, 2023, resulting in an after tax increase in other comprehensive income of $17.6 million. Decreases from December 31, 2022 included $83.7 million in cash dividends. We engaged in no stock repurchases during the second and third quarters of 2023, compared to the first quarter of 2023, when we repurchased, under our 10b5-1 stock repurchase plan, 791,800 shares of common stock, at an average repurchase price of $23.43, totaling $18.5 million. This 10b5-1 plan expired on March 2, 2023 and no new plan has been put in place since that time. Our tangible book value per share at September 30, 2023 was $8.39.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of September 30, 2023, the Company’s Tier 1 leverage capital ratio was 10.00%, common equity Tier 1 ratio was 14.38%, Tier 1 risk-based capital ratio was 14.38%, and total risk-based capital ratio was 15.25%. Refer to our Analysis of Financial Condition – Capital Resources.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended		Variance
	September 30,	June 30,
	2023	2023	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$123,371	$119,535	$3,836	3.21%
Provision for credit losses	(2,000)	(500)	(1,500)	-300.00%
Noninterest income	14,309	12,656	1,653	13.06%
Noninterest expense	(55,058)	(54,017)	(1,041)	-1.93%
Income taxes	(22,735)	(21,904)	(831)	-3.79%
Net earnings	$57,887	$55,770	$2,117	3.80%
Earnings per common share:
Basic	$0.42	$0.40	$0.02
Diluted	$0.42	$0.40	$0.02
Return on average assets	1.40%	1.36%	0.04%
Return on average shareholders' equity	11.33%	11.03%	0.30%
Efficiency ratio	39.99%	40.86%	-0.87%
Noninterest expense to average assets	1.33%	1.32%	0.01%

	Three Months Ended
	September 30,		Variance
	2023	2022	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$123,371	$133,338	$(9,967)	-7.47%
Provision for credit losses	(2,000)	(2,000)	—	0.00%
Noninterest income	14,309	11,590	2,719	23.46%
Noninterest expense	(55,058)	(53,027)	(2,031)	-3.83%
Income taxes	(22,735)	(25,262)	2,527	10.00%
Net earnings	$57,887	$64,639	$(6,752)	-10.45%
Earnings per common share:
Basic	$0.42	$0.46	$(0.04)
Diluted	$0.42	$0.46	$(0.04)
Return on average assets	1.40%	1.52%	-0.12%
Return on average shareholders' equity	11.33%	12.72%	-1.39%
Efficiency ratio	39.99%	36.59%	3.40%
Noninterest expense to average assets	1.33%	1.25%	0.08%

	Nine Months Ended
	September 30,		Variance
	2023	2022	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$368,634	$368,118	$516	0.14%
Provision for credit losses	(4,000)	(8,100)	4,100	50.62%
Noninterest income	40,167	37,524	2,643	7.04%
Noninterest expense	(163,956)	(162,136)	(1,820)	-1.12%
Income taxes	(67,918)	(66,149)	(1,769)	-2.67%
Net earnings	$172,927	$169,257	$3,670	2.17%
Earnings per common share:
Basic	$1.24	$1.20	$0.04
Diluted	$1.24	$1.20	$0.04
Return on average assets	1.41%	1.32%	0.09%
Return on average shareholders' equity	11.50%	10.69%	0.81%
Efficiency ratio	40.11%	39.97%	0.14%
Noninterest expense to average assets	1.34%	1.27%	0.07%

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2023	2023	2022	2023	2022
	(Dollars in thousands)
Net Income	$57,887	$55,770	$64,639	$172,927	$169,257
Add: Amortization of intangible assets	1,567	1,719	1,846	5,006	5,842
Less: Tax effect of amortization of intangible assets (1)	(463)	(508)	(546)	(1,480)	(1,727)
Tangible net income	$58,991	$56,981	$65,939	$176,453	$173,372

Average stockholders' equity	$2,027,030	$2,027,708	$2,016,198	$2,011,172	$2,116,164
Less: Average goodwill	(765,822)	(765,822)	(765,822)	(765,822)	(763,578)
Less: Average intangible assets	(17,526)	(19,298)	(24,396)	(19,256)	(26,308)
Average tangible common equity	$1,243,682	$1,242,588	$1,225,980	$1,226,094	$1,326,278

Return on average equity, annualized	11.33%	11.03%	12.72%	11.50%	10.69%
Return on average tangible common equity, annualized	18.82%	18.39%	21.34%	19.24%	17.48%

(1)
Tax effected at respective statutory rates.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans, investments and interest earning cash (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the three and nine months ended September 30, 2023 and 2022. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary policy, and the strength of the global, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, the growth and maturity of earning assets, and derivative financial instruments. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

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
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$3,015,614	$22,272	2.95%	$3,550,602	$18,371	2.08%
Tax-advantaged	25,351	169	3.19%	26,047	172	3.16%
Held-to-maturity securities:
Taxable	2,121,571	11,139	2.10%	2,136,750	10,845	2.04%
Tax-advantaged	380,054	2,437	3.10%	320,297	1,989	3.05%
Investment in FHLB stock	21,560	598	11.00%	18,012	258	5.68%
Interest-earning deposits with other institutions	473,391	6,422	5.38%	633,152	3,476	2.18%
Loans (2)	8,862,462	113,190	5.07%	8,699,303	100,077	4.56%
Total interest-earning assets	14,900,003	156,227	4.18%	15,384,163	135,188	3.51%
Total noninterest-earning assets	1,533,575			1,487,725
Total assets	$16,433,578			$16,871,888

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,459,967	$15,670	1.39%	$4,849,177	$1,725	0.14%
Time deposits	309,930	847	1.08%	357,210	3	0.00%
Total interest-bearing deposits	4,769,897	16,517	1.37%	5,206,387	1,728	0.13%
FHLB advances, other borrowings, and customer repurchase agreements	1,658,907	16,339	3.91%	515,143	122	0.09%
Interest-bearing liabilities	6,428,804	32,856	2.03%	5,721,530	1,850	0.13%
Noninterest-bearing deposits	7,813,120			9,009,962
Other liabilities	164,624			124,198
Stockholders' equity	2,027,030			2,016,198
Total liabilities and stockholders' equity	$16,433,578			$16,871,888

Net interest income		$123,371			$133,338

Net interest spread - tax equivalent			2.15%			3.38%
Net interest margin			3.29%			3.45%
Net interest margin - tax equivalent			3.31%			3.46%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the three months ended September 30, 2023 and 2022. The non TE rates were 2.60% and 2.09% for the three months ended September 30, 2023 and 2022, respectively.
(2)
Includes loan fees of $763,000 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively. Prepayment penalty fees of $373,000 and $1.7 million are included in interest income for the three months ended September 30, 2023 and 2022, respectively.
(3)
Includes interest-bearing demand and money market accounts.

	Nine Months Ended September 30,
	2023			2022
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$3,113,643	$60,887	2.61%	$3,592,033	$47,883	1.81%
Tax-advantaged	25,726	506	3.14%	27,950	534	3.05%
Held-to-maturity securities:
Taxable	2,143,195	33,939	2.11%	2,059,798	29,927	1.95%
Tax-advantaged	381,604	7,333	3.10%	292,552	5,284	2.94%
Investment in FHLB stock	27,460	1,430	6.96%	18,315	902	6.58%
Interest-earning deposits with other institutions	293,203	11,583	5.28%	1,030,806	5,712	0.74%
Loans (2)	8,905,697	332,574	4.99%	8,612,166	282,308	4.38%
Total interest-earning assets	14,890,528	448,252	4.04%	15,633,620	372,550	3.21%
Total noninterest-earning assets	1,522,286			1,452,100
Total assets	$16,412,814			$17,085,720

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,327,906	$31,268	0.97%	$4,939,005	$3,914	0.11%
Time deposits	296,942	1,379	0.62%	366,783	142	0.05%
Total interest-bearing deposits	4,624,848	32,647	0.94%	5,305,788	4,056	0.10%
FHLB advances, other borrowings, and customer repurchase agreements	1,734,999	46,971	3.62%	591,641	376	0.08%
Interest-bearing liabilities	6,359,847	79,618	1.67%	5,897,429	4,432	0.10%
Noninterest-bearing deposits	7,908,749			8,885,637
Other liabilities	133,046			186,490
Stockholders' equity	2,011,172			2,116,164
Total liabilities and stockholders' equity	$16,412,814			$17,085,720

Net interest income		$368,634			$368,118

Net interest spread - tax equivalent			2.36%			3.11%
Net interest margin			3.31%			3.16%
Net interest margin - tax equivalent			3.32%			3.17%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the nine months ended September 30, 2023 and 2022. The non TE rates were 2.42% and 1.89% for the nine months ended September 30, 2023 and 2022 respectively.
(2)
Includes loan fees of $2.4 million and $7.1 million for nine months ended September 30, 2023 and 2022, respectively. Prepayment penalty fees of $1.6 million and $6.3 million are included in interest income for the nine months ended September 30, 2023 and 2022, respectively.
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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended September 30,
	2023 Compared to 2022
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(2,739)	$7,790	$(1,150)	$3,901
Tax-advantaged investment securities	(5)	2	—	(3)
Held-to-maturity securities:
Taxable investment securities	(45)	343	(4)	294
Tax-advantaged investment securities	413	32	3	448
Investment in FHLB stock	51	242	47	340
Interest-earning deposits with other institutions	(877)	5,113	(1,290)	2,946
Loans	1,877	11,031	205	13,113
Total interest income	(1,325)	24,553	(2,189)	21,039

Interest expense:
Savings deposits	(138)	15,312	(1,229)	13,945
Time deposits	—	973	(129)	844
FHLB advances, other borrowings, and customer repurchase agreements	271	4,952	10,994	16,217
Total interest expense	133	21,237	9,636	31,006
Net interest income	$(1,458)	$3,316	$(11,825)	$(9,967)

	Comparison of Nine Months Ended September 30,
	2023 Compared to 2022
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(7,393)	$27,991	$(7,594)	$13,004
Tax-advantaged investment securities	(57)	21	8	(28)
Held-to-maturity securities:
Taxable investment securities	1,837	3,359	(1,184)	4,012
Tax-advantaged investment securities	2,243	371	(565)	2,049
Investment in FHLB stock	602	69	(143)	528
Interest-earning deposits with other institutions	(5,465)	46,808	(35,472)	5,871
Loans	12,864	52,549	(15,147)	50,266
Total interest income	4,631	131,168	(60,097)	75,702

Interest expense:
Savings deposits	(647)	42,475	(14,474)	27,354
Time deposits	(36)	2,088	(815)	1,237
FHLB advances, other borrowings, and customer repurchase agreements	971	20,912	24,712	46,595
Total interest expense	288	65,475	9,423	75,186
Net interest income	$4,343	$65,693	$(69,520)	$516

Third Quarter of 2023 Compared to the Third Quarter of 2022

Net interest income, before provision for credit losses, of $123.4 million for the third quarter of 2023 decreased by $10.0 million, or 7.47%, from the third quarter of 2022. The decline in net interest income compared to the third quarter of 2022 was primarily due to a $484.2 million decrease in average earning assets and a 15 basis point decrease in the net interest margin.

Total interest income was $156.2 million for the third quarter of 2023, which was $21.0 million, or 15.56%, higher than the same period of 2022. This increase was primarily due to a 67 basis point expansion of the yield on earning assets, which offset a $484.2 million decline in average interest-earning assets. Total interest income and fees on loans for the third quarter of 2023 was $113.2 million, an increase of $13.1 million, or 13.10%, from the third quarter of 2022. Loan yields grew from 4.56% for the third quarter of 2022 to 5.07% for the third quarter of 2023, while average loans also grew by $163.2 million. Interest income from investment securities was $36.0 million, an increase of $4.6 million, or 14.79%, from the third quarter of 2022. The increase was a result of a 52 basis point increase in security yields, offset by investment securities declining on average by $491.1 million. The 52 basis point increase in the yield on investment securities from the prior year quarter was primarily due to the positive spread generated from the pay-fixed swaps, in which the Company receives daily SOFR and pays a weighted average fixed cost of approximately 3.8%. Average funds on deposit at the Federal Reserve also declined by $157.8 million.

In June 2023, fair value hedging transactions were executed in which $1.0 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years in which the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The third quarter of 2023 included approximately $3.8 million of interest income associated with these interest rate swaps. Refer to Note 10 – Derivative Financial Instruments of the notes to the unaudited condensed consolidated financial statements of this report for additional information.

Interest expense of $32.9 million for the third quarter of 2023 increased $31.0 million, compared to the third quarter of 2022. Total cost of funds of 0.92% for the third quarter of 2023 increased from 0.05% for the year ago quarter. This 87 basis point increase in cost of funds was the result of a 124 basis point increase in the cost of interest-bearing deposits and an average cost of 4.84% on $1.32 billion of short-term borrowings for the third quarter of 2023. On average, noninterest-bearing deposits were 62.09% of total deposits for the third quarter of 2023, compared to 63.38% for the third quarter of 2022.

Nine Months of 2023 Compared to Nine Months of 2022

Net interest income, before provision for credit losses, was $368.6 million for the nine months ended September 30, 2023, an increase of $516,000, or 0.14%, compared to $368.1 million for the same period of 2022. Interest-earning assets decreased on average by $743.1 million, or 4.75%, from $15.63 billion for the nine months ended September 30, 2022 to $14.89 billion for the same period in the current year. Our net interest margin (TE) was 3.32% for the first nine months of 2023, compared to 3.17% for the same period of 2022.

Interest income for the nine months ended September 30, 2023, was $448.2 million, which represented a $75.7 million, or 20.32%, increase when compared to the same period of 2022. Compared to the first nine months of 2022, average interest-earning assets decreased by $743.1 million and the yield on interest-earning assets increased by 83 basis points. The $743.1 million year-over-year decrease in earning assets resulted from a $736.1 million decrease in average earning balances due from the Federal Reserve and a decline of $308.2 million in average investment securities, offset by $293.5 million of growth in average loans. The 83 basis point increase in the earning asset yield over the first nine months of 2022 resulted from a 61 basis point increase in loan yields, from 4.38% for the first nine months of 2022 to 4.99% for the same period of 2023, as well as a change in the mix of earning assets. Average loans as a percentage of earning assets grew from 55.09% for the first nine months of 2022 to 59.81% for the first nine months of 2023. Average investments as a percentage of earning assets decreased to 38.04% for the first nine months of 2023 from 38.20% for the same period of 2022. The tax-equivalent yield on investment securities was 2.46% for the nine months ended September 30, 2023, compared to 1.92% for the same period of 2022.

Total interest income and fees on loans for the first nine months of 2023 of $332.6 million increased $50.3 million, or 17.81%, when compared to the same period of 2022. This increase in income was partly due to growth in average loans of $293.5 million. Discount accretion on acquired loans decreased by $3.2 million and interest and fee income from PPP loans declined by $5.2 million compared to the same period of 2022. After excluding discount accretion and the impact from PPP loans, our core loan yields grew by 70 basis points compared to the first nine months of 2022. Core loan yields grew year-over-year, as rising interest rates contributed to an increase in yields from 4.38% for the first nine months of 2022 to 4.99% for the same period of 2023.

Interest income from investment securities of $102.7 million for the nine months ended September 30, 2023, increased $19.0 million from $83.6 million for the first nine months of 2022. This increase was driven by a 54 basis point increase in the yield on securities, compared to the first nine months of 2022. This 54 basis point increase in the yield on investment securities from the prior year period was primarily due to the positive spread generated from the pay-fixed swaps we entered into at the end of the second quarter of 2023. Average investment securities declined from the first nine months of 2022 by $308.2 million.

At the end of the second quarter of 2023, we entered into pay-fixed rate swaps to mitigate the risks of rising interest rates on our AFS securities portfolio. The nine months ended September 30, 2023 included approximately $4.2 million of interest income associated with these interest rate swaps.

Interest expense of $79.6 million for the nine months ended September 30, 2023, increased by $75.2 million from the same period of 2022. The average rate paid on interest-bearing liabilities increased by 157 basis points, to 1.67% for the first nine months of 2023, from 0.10% for the same period of 2022. Likewise, the rate on interest-bearing deposits for the first nine months of 2023 increased by 84 basis points from the same period in 2022. Average interest-bearing deposits declined by $680.9 million when compared to the first nine months of 2022. Total cost of funds for the first nine months of 2023 was 0.75%, compared with 0.04% for the same period of 2022. This 75 basis point increase in cost of funds was the result of the increase in the cost of interest-bearing deposits and the addition of $1.27 billion of short-term borrowings, on average, for the nine months ended September 30, 2023, at an average cost of 4.86%. Average noninterest-bearing deposits represented 63.10% of our total deposits for the nine months ended September 30, 2023, compared to 62.61% for the same period of 2022.

Provision for (Recapture of) Credit Losses

The provision for (recapture of) credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan portfolio as of the balance sheet date.

The third quarter of 2023 included $2.0 million in provision for credit losses, compared to $2.0 million in the third quarter of 2022. The year-to-date provision for credit losses of $4.0 million was the result of an overall increase in projected loss rates from 0.94% at the end of 2022 to 1.00% at September 30, 2023. The increase in projected loss rates continues to be driven primarily by a deteriorating economic forecast that assumes modest GDP growth through 2024, as well as lower commercial real estate values and an increase in the rate of unemployment. Refer to the discussion of “Allowance for Credit Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

For the nine months ended September 30, 2023, we recorded $4.0 million in provision for credit losses, and experienced credit charge-offs of $224,000 and total recoveries of $102,000, resulting in net charge-offs of $122,000. For the nine months ended September 30, 2022, we recorded $8.1 million in provision for credit losses, and experienced credit charge-offs of $70,000 and total recoveries of $947,000, resulting in net recoveries of $877,000. Refer to the discussion of “Allowance for Credit Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

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

The following table sets forth the various components of noninterest income for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2023	2022	$	%	2023	2022	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$5,062	$5,233	$(171)	-3.27%	$15,244	$15,625	$(381)	-2.44%
Trust and investment services	3,246	2,867	379	13.22%	9,475	8,651	824	9.52%
Bankcard services	354	376	(22)	-5.85%	1,221	1,102	119	10.80%
BOLI income	1,548	1,987	(439)	-22.09%	4,834	3,939	895	22.72%
Swap fee income	—	—	—	—	632	—	632	—
Gain/(loss) on sale of other investments	2,575	—	2,575	—	2,575	—	2,575	—
Other	1,524	1,127	397	35.23%	6,186	8,207	(2,021)	-24.63%
Total noninterest income	$14,309	$11,590	$2,719	23.46%	$40,167	$37,524	$2,643	7.04%

Third Quarter of 2023 Compared to the Third Quarter of 2022

Noninterest income was $14.3 million for the third quarter of 2023, compared with $11.6 million for the third quarter of 2022. The third quarter of 2023 included approximately $2.6 million in gain from an equity fund distribution related to a CRA investment, partially offset by a $222,000 decrease in CRA investment income due to underlying asset valuation declines. Compared to the third quarter of 2022, BOLI income decreased $439,000.

Trust and Investment Services represents our CitizensTrust group. The CitizensTrust group is made up of wealth management and investment services. They provide a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At September 30, 2023, CitizensTrust had approximately $3.92 billion in assets under management and administration, including $2.67 billion in assets under management. CitizensTrust generated fees of $3.2 million for the third quarter of 2023, compared to $2.9 million for the same period of 2022.

The Bank’s investment in BOLI includes life insurance policies acquired through acquisitions and the purchase of life insurance by the Bank on a select group of employees to fund deferred compensation plans. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. BOLI income decreased $439,000 compared to the third quarter of 2022 due to both the death benefits received in the third quarter of 2022, offset by higher returns for the underlying investments in separate fund life insurance policies used to fund deferred compensation plans. The third quarter of 2022 included $1.8 million in death benefits that exceeded the asset value of certain policy values, which was offset by a $1.0 million decline in the market value of separate account life insurance policies that are used to fund our deferred compensation liabilities.

The Bank also enters into interest rate swap agreements with our customers to manage our interest rate risk and enters into identical offsetting swaps with a counterparty. The changes in the fair value of these non-hedged swaps primarily offset each other resulting in swap fee income. Generally speaking, our volume of back-to-back interest rate swaps is impacted by the level and shape of the yield curve and the Bank's management of interest rate risk. There were no executed swap agreements related to new loan originations for the third quarter of 2023 and the third quarter of 2022. Refer to Note 10 – Derivative Financial Instruments of the notes to the unaudited condensed consolidated financial statements of this report for additional information.

Nine Months of 2023 Compared to Nine Months of 2022

The first nine months of 2023 included approximately $2.6 million of income from an equity fund distribution related to a CRA investment. The $895,000 increase in BOLI income was primarily due to higher returns for the underlying investments in separate fund life insurance policies used to fund deferred compensation plans and the $806,000 in death benefits received in 2023 compared to the $1.8 million in death benefits received in 2022. The remaining LIBOR indexed swaps that were not converted to term SOFR in the first quarter of 2023 were converted during the second quarter of 2023, generating fee income of approximately $100,000. The nine months ended September 30, 2022 included $2.7 million in net gains from the sale of properties associated with banking centers. Trust and investment fees grew by $824,000 or 9.52% due to increased assets under management.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2023	2022	$	%	2023	2022	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$34,744	$33,233	$1,511	4.55%	$103,539	$97,442	$6,097	6.26%
Occupancy	4,730	4,926	(196)	-3.98%	13,915	13,957	(42)	-0.30%
Equipment	888	853	35	4.10%	2,670	2,960	(290)	-9.80%
Professional services	2,117	2,438	(321)	-13.17%	6,375	6,788	(413)	-6.08%
Computer software expense	3,648	3,243	405	12.49%	10,372	10,141	231	2.28%
Marketing and promotion	1,628	1,488	140	9.41%	4,664	4,584	80	1.75%
Amortization of intangible assets	1,567	1,846	(279)	-15.11%	5,006	5,842	(836)	-14.31%
Telecommunications expense	496	576	(80)	-13.89%	1,518	1,646	(128)	-7.78%
Regulatory assessments	2,181	1,368	813	59.43%	6,417	4,136	2,281	55.15%
Insurance	504	486	18	3.70%	1,515	1,468	47	3.20%
Loan expense	364	227	137	60.35%	845	766	79	10.31%
OREO expense	—	—	—	—	—	(3)	3	100.00%
(Recapture of) provision for unfunded loan commitments	(900)	—	(900)	—	—	—	—	—
Directors' expenses	361	342	19	5.56%	870	1,071	(201)	-18.77%
Stationery and supplies	280	250	30	12.00%	773	716	57	7.96%
Acquisition related expenses	—	—	—	—	—	6,013	(6,013)	-100.00%
Other	2,450	1,751	699	39.92%	5,477	4,609	868	18.83%
Total noninterest expense	$55,058	$53,027	$2,031	3.83%	$163,956	$162,136	$1,820	1.12%

Noninterest expense to average assets	1.33%	1.25%			1.34%	1.27%
Efficiency ratio (1)	39.99%	36.59%			40.11%	39.97%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.33% for the third quarter of 2023, compared to 1.25% for the third quarter of 2022.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 39.99% for the third quarter of 2023, compared to 36.59% for the third quarter of 2022.

Third Quarter of 2023 Compared to the Third Quarter of 2022

Noninterest expense for the third quarter of 2023 was $55.0 million, compared to $53.0 million for the third quarter of 2022. The $2.0 million increase in noninterest expense year-over-year included an increase of $1.5 million in salaries and employee benefits and an increase in regulatory assessments of approximately $800,000. The increase in salary and benefit expense included a 3.5% or approximately $840,000 increase in salary expense, combined with an $800,000 decline in the contra expense for deferred origination costs.

Nine Months of 2023 Compared to Nine Months of 2022

Noninterest expense of $164.0 million for the first nine months of 2023 was $1.8 million higher than the prior year period. Year-over-year increases included $6.1 million in salaries and employee benefits primarily due to inflationary pressures on salary and benefits and a $2.3 million increase in regulatory assessments, offset by a $6.0 million decrease in acquisition expense. As a percentage of average assets, noninterest expense was 1.34% for the nine months ended September 30, 2023, compared to 1.27% for the same period of 2022. If acquisition expense is excluded, noninterest expense as a percentage of average assets was 1.22% for the first nine months of 2022. For the nine months ended September 30, 2023, the efficiency ratio was 40.11%, compared to 39.97% for the same period of 2022. Excluding acquisition expense, the efficiency ratio was 38.49% for the nine months ended September 30, 2022.

Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 28.20%, compared to 28.10% for the three and nine months ended September 30, 2022, respectively. Our estimated annual effective tax rate varies depending upon the level of tax-advantaged income as well as available tax credits.

The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $15.90 billion at September 30, 2023 decreased by $573.5 million, or 3.48%, from total assets of $16.48 billion at December 31, 2022. Interest-earning assets of $14.33 billion at September 30, 2023 decreased by $644.7 million, or 4.31%, when compared with $14.97 billion at December 31, 2022. The decrease in interest-earning assets was primarily due to a $446.9 million decrease in investment securities and a $205.6 million decrease in net loans.

Total liabilities were $13.95 billion at September 30, 2023, a decrease of $576.4 million, or 3.97%, from total liabilities of $14.53 billion at December 31, 2022. Total deposits declined by $477.5 million, or 3.72%. Higher interest rates that have resulted from the Federal Reserve’s significant increase in the federal funds rate over the last year have continued to impact deposit levels, including $720 million of funds on deposit at the end of 2022 that transferred from the Bank's balance sheet by customers to CitizensTrust for investment in higher yielding securities such as treasury notes, including $170 million that were transferred in the current quarter. Short-term borrowings increased by $125.0 million from December 31, 2022. As of September 30, 2023, total short-term borrowings, consisted of $870 million of one-year advances from the Federal Reserve’s Bank Term Funding Program, at a cost of 4.87% and $250 million of short-term Federal Home Loan Bank advances, at an average cost of approximately 5%. Total equity increased $2.9 million to $1.95 at September 30, 2023, compared to total equity of $1.95 billion at December 31, 2022. Increases to equity included $172.9 million in net earnings, partially offset by a $72.3 million decrease in other comprehensive income. At the end of the second quarter of 2023, we entered into pay-fixed rate swaps to mitigate the risks of rising interest rates. This resulted in a fair value remeasurement of this swap derivative at September 30, 2023, resulting in an after tax increase in other comprehensive income of $17.6 million, resulting in an increase in other comprehensive income. Decreases from December 31, 2022 included $83.7 million in cash dividends. We engaged in no stock repurchases during the second and third quarters of 2023, compared to the first quarter of 2023, when we repurchased 791,800 shares of common stock, at an average repurchase price of $23.43, totaling $18.5 million. The Company's 10b5-1 stock repurchase plan expired on March 2, 2023 and no new plan has been put in place since that time.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. We continued to shrink our investment portfolio. At September 30, 2023, total investment securities were $5.36 billion. This represented a decrease of $446.9 million, or 7.69%, from $5.81 billion at December 31, 2022. The overall decrease in investment securities was primarily due to a $382 million decline in our AFS securities. At September 30, 2023, our AFS investment securities totaled $2.87 billion, inclusive of a pre-tax net unrealized loss of $628.4 million. The after-tax unrealized loss reported in AOCI on AFS investment securities was $442.6 million. The changes in the net unrealized holding loss resulted primarily from fluctuations in market interest rates. At September 30, 2023, total HTM investment securities of $2.49 billion declined by approximately $65 million from December 31, 2022. For the nine months ended September 30, 2023 and 2022, repayments/maturities of investment securities totaled $358.6 million and $523.9 million, respectively. There were no investment securities sold during the third quarter of 2023 and 2022.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	September 30, 2023
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$34,126	$—	$(17)	$34,109	1.19%
Mortgage-backed securities	2,925,382	1	(488,759)	2,436,624	84.81%
CMO/REMIC	514,161	—	(136,663)	377,498	13.13%
Municipal bonds	26,799	23	(3,009)	23,813	0.83%
Other securities	1,119	—	—	1,119	0.04%
Unallocated portfolio layer fair value basis adjustments (1)	24,868	—	(24,868)	—	0.00%
Total available-for-sale securities	$3,526,455	$24	$(653,316)	$2,873,163	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$534,814	$—	$(123,981)	$410,833	21.48%
Mortgage-backed securities	673,413	—	(134,290)	539,123	27.05%
CMO/REMIC	812,006	—	(194,237)	617,769	32.62%
Municipal bonds	469,208	4	(67,619)	401,593	18.85%
Total held-to-maturity securities	$2,489,441	$4	$(520,127)	$1,969,318	100.00%

	December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$3,192,151	$39	$(403,049)	$2,789,141	85.68%
CMO/REMIC	535,269	—	(95,966)	439,303	13.50%
Municipal bonds	26,797	67	(1,177)	25,687	0.79%
Other securities	1,080	—	—	1,080	0.03%
Total available-for-sale securities	$3,755,297	$106	$(500,192)	$3,255,211	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$548,771	$—	$(114,343)	$434,428	21.48%
Mortgage-backed securities	706,796	—	(105,867)	600,929	27.67%
CMO/REMIC	827,346	—	(131,730)	695,616	32.39%
Municipal bonds	471,388	913	(47,687)	424,614	18.46%
Total held-to-maturity securities	$2,554,301	$913	$(399,627)	$2,155,587	100.00%

As of September 30, 2023, approximately $32.0 million in U.S. government agency bonds are callable. The Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds, which represented approximately 9% of the total investment portfolio, are predominately AA or higher rated securities.

The following table presents the Company’s available-for-sale investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$34,109	$(17)	$—	$—	$34,109	$(17)
Mortgage-backed securities	825	(16)	2,435,125	(488,743)	2,435,950	(488,759)
CMO/REMIC	3	—	377,495	(136,663)	377,498	(136,663)
Municipal bonds	5,699	(451)	16,948	(2,558)	22,647	(3,009)
Total available-for-sale securities	$40,636	$(484)	$2,829,568	$(627,964)	$2,870,204	$(628,448)
Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$410,833	$(123,981)	$410,833	$(123,981)
Mortgage-backed securities	—	—	539,123	(134,290)	539,123	(134,290)
CMO/REMIC	—	—	617,769	(194,237)	617,769	(194,237)
Municipal bonds	109,966	(7,127)	288,267	(60,492)	398,233	(67,619)
Total held-to-maturity securities	$109,966	$(7,127)	$1,855,992	$(513,000)	$1,965,958	$(520,127)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,658,331	$(187,842)	$1,129,257	$(215,207)	$2,787,588	$(403,049)
CMO/REMIC	54,005	(4,796)	385,295	(91,170)	439,300	(95,966)
Municipal bonds	24,507	(1,177)	—	—	24,507	(1,177)
Total available-for-sale securities	$1,736,843	$(193,815)	$1,514,552	$(306,377)	$3,251,395	$(500,192)

Investment securities held-to-maturity:
Government agency/GSE	179,348	(39,866)	255,080	(74,477)	434,428	(114,343)
Mortgage-backed securities	188,480	(9,042)	412,449	(96,825)	600,929	(105,867)
CMO/REMIC	376,540	(60,598)	319,076	(71,132)	695,616	(131,730)
Municipal bonds	312,702	(35,656)	53,350	(12,031)	366,052	(47,687)
Total held-to-maturity securities	$1,057,070	$(145,162)	$1,039,955	$(254,465)	$2,097,025	$(399,627)

Once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Management determined that credit losses did not exist for securities in an unrealized loss position as of September 30, 2023 and December 31, 2022.

Refer to Note 5 – Investment Securities of the notes to the unaudited condensed consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans

Total loans and leases, at amortized cost, of $8.88 billion at September 30, 2023 decreased by $201.8 million, or 2.22%, from December 31, 2022. After adjusting for seasonality of dairy & livestock loans, our core loans declined by $114.8 million, or 1.32%, from December 31, 2022. The $201.8 million decrease in total loans included decreases of $87.0 million in dairy & livestock loans, $41.9 million in commercial real estate loans, $25.2 million in construction loans, $10.6 million in commercial and industrial loans, $7.8 million in SBA loans, $5.9 million in PPP loans, and $24.9 million in consumer and other loans. Commercial and industrial line utilization was 27% at September 30, 2023, compared to 33% at the end of 2022. The decline in dairy & livestock loans primarily relates to the seasonal peak in line utilization at the end of every calendar year, demonstrated by a decline in utilization from 78% at December 31, 2022 to 73% at September 30, 2023.

The following table presents our loan portfolio by type as of the dates presented.

Distribution of Loan Portfolio by Type

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Commercial real estate	$6,843,059	$6,884,948
Construction	63,022	88,271
SBA	283,124	290,908
SBA - Paycheck Protection Program (PPP)	3,233	9,087
Commercial and industrial	938,064	948,683
Dairy & livestock and agribusiness	351,463	433,564
Municipal lease finance receivables	75,621	81,126
SFR mortgage	268,171	266,024
Consumer and other loans	51,875	76,781
Total loans, at amortized cost	8,877,632	9,079,392
Less: Allowance for credit losses	(88,995)	(85,117)
Total loans and lease finance receivables, net	$8,788,637	$8,994,275

As of September 30, 2023, $509.2 million, or 7.44% of the total commercial real estate loans included loans secured by farmland, compared to $517.8 million, or 7.52%, at December 31, 2022. The loans secured by farmland included $133.2 million for loans secured by dairy & livestock land and $376.0 million for loans secured by agricultural land at September 30, 2023, compared to $140.5 million for loans secured by dairy & livestock land and $377.3 million for loans secured by agricultural land at December 31, 2022. As of September 30, 2023, dairy & livestock and agribusiness loans of $351.5 million were comprised of $301.5 million for dairy & livestock loans and $50.0 million for agribusiness loans, compared to $433.6 million comprised of $388.5 million of dairy & livestock loans and $45.1 million of agribusiness loans December 31, 2022.

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

.

As of September 30, 2023, the Company had $205.9 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of September 30, 2023, the Company had $77.2 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As of September 30, 2023, the Company had $63.0 million in construction loans. This represented 0.71% of total gross loans held-for-investment. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects throughout California. There were no nonperforming construction loans at September 30, 2023.

Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, by region as of September 30, 2023.

	September 30, 2023
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,298,588	37.2%	$2,398,206	35.1%
Central Valley and Sacramento	2,131,675	24.0%	1,708,303	25.0%
Orange County	1,123,168	12.7%	703,971	10.3%
Inland Empire	999,132	11.2%	891,787	13.0%
Central Coast	471,612	5.3%	395,575	5.8%
San Diego	336,651	3.8%	338,110	4.9%
Other California	154,574	1.7%	90,674	1.3%
Out of State	362,232	4.1%	316,433	4.6%
	$8,877,632	100.0%	$6,843,059	100.0%

The table below breaks down our commercial real estate portfolio.

	September 30, 2023
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
Commercial real estate:
Industrial	$2,283,225	33.4%	49.1%	$1,625
Office	1,141,149	16.7%	24.3%	1,691
Retail	957,917	14.0%	11.5%	1,701
Multi-family	834,082	12.2%	0.2%	1,604
Secured by farmland (2)	509,243	7.4%	99.0%	1,553
Medical	314,847	4.6%	33.5%	1,528
Other (3)	802,596	11.7%	43.9%	1,592
Total commercial real estate	$6,843,059	100.0%	36.1%	$1,629

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $133.2 million for loans secured by dairy & livestock land and $376.0 million for loans secured by agricultural land at September 30, 2023.
(3)
Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans at September 30, 2023.

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Nonaccrual loans	$9,963	$4,930
Loans past due 90 days or more and still accruing interest	—	—
Nonperforming modified loans / troubled debt restructured loans (TDRs)	—	—
Total nonperforming loans	9,963	4,930
OREO, net	—	—
Total nonperforming assets	$9,963	$4,930
Modified loans / Performing TDRs	$7,304	$7,817

Total nonperforming loans and performing modified loans/TDRs	$17,267	$12,747

Percentage of nonperforming loans and performing modified loans/TDRs to total loans, at amortized cost	0.19%	0.14%

Percentage of nonperforming assets to total loans, at amortized cost, and OREO	0.11%	0.05%
Percentage of nonperforming assets to total assets	0.06%	0.03%

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

The table below reflects the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified during the three months ended September 30, 2023.

	Term Extension
	Amortized Cost Basis	% of Total Class of
	at September 30,2023	Financing Receivables
	(Dollars in thousands)
Commercial real estate loans	$1,815	0.02%
Dairy & livestock and agribusiness	4,799	0.05%
Total	$6,614

	Combination-Term Extension and Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of
	at September 30,2023	Financing Receivables
Commercial real estate loans	$690	0.01%
Total	$690

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the three months ended September 30, 2023.

Loan Type	Financial Effect

Term Extension
Commercial real estate loans	Added a weighted-average 1.0 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	Added a weighted-average 0.5 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Combination-Term Extension and Interest Rate Reduction
Commercial real estate loans	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10% to 7.25%.

As of September 30, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the third quarter of 2023 that subsequently defaulted. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, the date we adopted ASU 2022-02.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$2,505	$—	$—
Dairy & livestock and agribusiness	4,799	—	—
Total	$7,304	$—	$—

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

The following table provides a summary of TDRs as of the dates presented.

December 31, 2022
	Balance	Number of Loans
(Dollars in thousands)
Performing TDRs:
Commercial real estate	$—	—
Construction	—	—
SBA	—	—
Commercial and industrial	4,826	4
Dairy & livestock and agribusiness	2,000	1
SFR mortgage	991	5
Consumer and other	—	—
Total performing TDRs	$7,817	10

Nonperforming TDRs:
Commercial real estate	$—	—
Construction	—	—
SBA	—	—
Commercial and industrial	—	—
Dairy & livestock and agribusiness	—	—
SFR mortgage	—	—
Consumer and other	—	—
Total nonperforming TDRs	$—	—
Total TDRs	$7,817	10

At September 30, 2023 and December 31, 2022, there was no ACL allocated to modified loans to borrowers experiencing financial difficulty under the ASU 2022-02 or under TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time the loan is considered uncollectible. There were no charge-offs on modified loans to borrowers experiencing financial difficulty or TDRs for the nine months ended September 30, 2023 and 2022.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	September 30,		June 30,	March 31,	December 31,	September 30,
	2023		2023	2023	2022	2022
	(Dollars in thousands)
Nonperforming loans:
Commercial real estate	$3,655		$3,159	$2,634	$2,657	$6,705
Construction	—		—	—	—	—
SBA	1,050		629	702	443	1,065
SBA - PPP	—		—	—	—	—
Commercial and industrial	4,672		2,039	2,049	1,320	1,308
Dairy & livestock and agribusiness	243		273	406	477	1,007
SFR mortgage	339		354	384	—	—
Consumer and other loans	4		—	—	33	32
Total	$9,963	(1)	$6,454	$6,175	$4,930	$10,117
% of Total loans	0.11%		0.07%	0.07%	0.05%	0.12%

Past due 30-89 days (accruing):
Commercial real estate	$136		$532	$425	$—	$—
Construction	—		—	—	—	—
SBA	—		—	575	556	—
Commercial and industrial	—		—	—	—	—
Dairy & livestock and agribusiness	—		555	183	—	—
SFR mortgage	—		—	—	388	—
Consumer and other loans	—		—	—	175	—
Total	$136		$1,087	$1,183	$1,119	$—
% of Total loans	0.00%		0.01%	0.01%	0.01%	0.00%

OREO:
Commercial real estate	$—		$—	$—	$—	$—
SBA	—		—	—	—	—
SFR mortgage	—		—	—	—	—
Total	$—		$—	$—	$—	$—
Total nonperforming, past due, and OREO	$10,099		$7,541	$7,358	$6,049	$10,117
% of Total loans	0.11%		0.08%	0.08%	0.07%	0.12%

Classified Loans	$92,246		$77,834	$66,977	$78,658	$63,651

(1)
Includes $2.6 million of nonaccrual loans past due 30-89 days at September 30, 2023.

Nonperforming loans, defined as nonaccrual loans, nonperforming TDR loans and loans past due 90 days or more and still accruing interest, were $10.0 million at September 30, 2023, or 0.11% of total loans. This compares to nonperforming loans of $4.9 million, or 0.05% of total loans, at December 31, 2022 and $10.1 million, or 0.12% of total loans, at September 30, 2022. The $5.0 million increase in nonperforming loans from December 31, 2022 was primarily due to an increase of $3.4 million in commercial and industrial loans and $1.0 million in commercial real estate loans. Classified loans are loans that are graded “substandard” or worse. Classified loans of $92.2 million increased $14.4 million quarter-over-quarter, primarily due to a $24.4 million increase in classified commercial real estate loans, partially offset by an $11.4 million decrease in classified dairy & livestock loans.

At September 30, 2023, December 31, 2022, and September 30, 2022 we had no OREO properties. There were no additions to OREO properties for the nine months ended September 30, 2023.

Allowance for Credit Losses

The allowance for credit losses totaled $89.0 million as of September 30, 2023, compared to $85.1 million as of December 31, 2022 and $82.6 million as of September 30, 2022. Our allowance for credit losses at September 30, 2023 was 1.00% of total loans. This compares to 0.94% and 0.94% at December 31, 2022 and September 30, 2022, respectively. The ACL was increased by $3.9 million for the first nine month of 2023, including $4.0 million in provision for credit losses. The ACL increased by $17.6 million for the nine months ended September 30, 2022, including $8.6 million for the acquired Suncrest PCD loans and $8.1 million in provision for credit losses. Net charge-offs were $122,000 for the nine months ended September 30, 2023, which compares to $877,000 in net recoveries for the same period of 2022.

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

Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with downside risks weighted among multiple forecasts which individually reflect various degrees of an economic recession in 2024 and early 2025. The resulting economic forecast reflects a modest decline in GDP in the first half of 2024, but a more significant decrease in Commercial Real Estate values that persists through all of 2025 and unemployment rising through 2025. As of September 30, 2023, the resulting weighted forecast assumes GDP will increase by 2.1% in 2023, followed by a modest recession at the beginning of 2024 and full year GDP growth of just 0.3% for all of 2024. GDP then grows at 1.1% in 2025. The unemployment rate is forecasted to be 3.8% in 2023 and 5.2% in 2024, with peak unemployment of 5.7% in 2025. As there is continued uncertainty around the assumptions that impact our economic forecast, no assurance can be given that economic conditions that adversely affect the Company's service areas and customers will not be reflected in an increased allowance for credit losses in future periods.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	As of and For the
	Nine Months Ended
	September 30,
	2023	2022
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$85,117	$65,019
Charge-offs:
Commercial real estate	—	—
Construction	—	—
SBA	(207)	—
Commercial and industrial	(16)	(66)
Dairy & livestock and agribusiness	—	—
SFR mortgage	—	—
Consumer and other loans	(1)	(4)
Total charge-offs	(224)	(70)
Recoveries:
Commercial real estate	—	—
Construction	9	9
SBA	69	99
Commercial and industrial	14	456
Dairy & livestock and agribusiness	10	383
SFR mortgage	—	—
Consumer and other loans	—	—
Total recoveries	102	947
Net (charge-offs) recoveries	(122)	877
Initial ACL for PCD loans at acquisition	—	8,605
Provision recorded at acquisition	—	4,932
Provision for credit losses	4,000	3,168
Allowance for credit losses at end of period	$88,995	$82,601

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$8,000	$8,000
Provision for unfunded loan commitments	—	—
Reserve for unfunded loan commitments at end of period	$8,000	$8,000

Reserve for unfunded loan commitments to total unfunded loan commitments	0.43%	0.43%

Amount of total loans at end of period (1)	$8,877,632	$8,774,136
Average total loans outstanding (1)	$8,905,697	$8,612,166

Net (charge-offs) recoveries to average total loans	-0.001%	0.010%
Net (charge-offs) recoveries to total loans at end of period	-0.001%	0.010%
Allowance for credit losses to average total loans	1.00%	0.96%
Allowance for credit losses to total loans at end of period	1.00%	0.94%
Net (charge-offs) recoveries to allowance for credit losses	-0.14%	1.06%
Net (charge-offs) recoveries to provision for credit losses	-3.05%	10.83%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The Bank’s ACL methodology also produced an allowance of $8.0 million for our off-balance sheet credit exposures as of September 30, 2023, compared to $8.0 million as of December 31, 2022 and September 30, 2022.

While we believe that the allowance at September 30, 2023 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that future economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

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

Total deposits were $12.36 billion at September 30, 2023. This represented a decrease of $477.5 million, or 3.72%, over total deposits of $12.84 billion at December 31, 2022. The composition of deposits is summarized as of the dates presented in the table below.

	September 30, 2023		December 31, 2022
	Balance	Percent	Balance	Percent
	(Dollars in thousands)

Noninterest-bearing deposits	$7,586,649	61.39%	$8,164,364	63.60%
Interest-bearing deposits
Investment checking	560,223	4.53%	723,870	5.64%
Money market	3,414,862	27.63%	3,070,674	23.92%
Savings	491,325	3.98%	582,711	4.54%
Time deposits	305,727	2.47%	294,626	2.30%
Total Deposits	$12,358,786	100.00%	$12,836,245	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Noninterest-bearing deposits totaled $7.59 billion at September 30, 2023, representing a decrease of $577.7 million, or 7.08%, from noninterest-bearing deposits of $8.16 billion at December 31, 2022. Noninterest-bearing deposits represented 61.39% of total deposits at September 30, 2022, compared to 63.60% of total deposits at December 31, 2022 and over the last five quarters have been consistently greater than 61%.

Savings deposits, which include savings, interest-bearing demand, and money market accounts, totaled $4.47 billion at September 30, 2023, representing an increase of $89.2 million, or 2.04%, from savings deposits of $4.38 billion at December 31, 2022.

Time deposits totaled $305.7 million at September 30, 2023, representing an increase of $11.1 million, or 3.77%, from total time deposits of $294.6 million for December 31, 2022.

Our deposits are 100% relationship based core deposits and customer repurchase agreements ("repos"). We had zero brokered deposits at the end of the third quarter of 2023 with 75% of our deposits consisting of business deposits and 25% consisting of consumer deposits, primarily the owners and employees of our business customers. The largest percentage of our deposits, 39%, are analyzed business accounts, which represent customer operating accounts that generally utilize a wide array of treasury management products.

Our customer deposit relationships represent a diverse set of industries. The industry classification with the largest concentration is manufacturing, which represents 11% of our deposits. Overall, there are 15 different industry classifications that represent 2% or more of our deposits as of September 30, 2023. Our depositors have typically banked with us for many years. As of September 30, 2023, 46% of our deposit relationships have banked with us more than 10 years and 77% of our deposit relationships have been with us for three or more years.

The unprecedented increase in short-term interest rates impacted our deposit levels. Total deposits and customer repos were $12.63 billion at September 30, 2023, a $221.6 million, or 1.72%, decrease from June 30, 2023. At the end of third quarter of 2023, deposits and customer repos were $773.3 million lower than the end of 2022. This decline includes the impact of $720 million in customer deposits that were moved by customers into Citizens Trust, where these funds were invested in higher yielding liquid assets such as United States treasury notes or bonds. The velocity of deposits moving to CitizensTrust continued to moderate in the third quarter of 2023, with approximately $170 million transferred off balance sheet in the quarter, compared to $180 million in the second quarter of 2023, and $370 million in the first quarter of 2023.

Borrowings

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price that reflects the market value of the use of these funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of September 30, 2023 and December 31, 2022, total funds borrowed under these agreements were $269.6 million and $565.4 million, respectively, with a weighted average interest rate of 0.29% for the third quarter of 2023 and 0.10% for the fourth quarter of 2022.

As a result of declining deposit balances, we borrowed on average $1.32 billion during the third quarter of 2023. As of September 30, 2023, total short-term borrowings, consisted of $870.0 million of one-year advances from the Federal Reserve’s Bank Term Funding Program at a cost of 4.87%, which replaced higher cost borrowings from the FHLB, and $250 million of short-term FHLB advances, at an average cost of approximately 5%. These FHLB advances will mature in the fourth quarter of November 2023.

At September 30, 2023, loans with a carrying value of $4.35 billion were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

At September 30, 2023, investment securities with carrying value of $2.16 billion were pledged to secure various types of deposits, including $1.34 billion of public funds. In addition, investment securities with carrying values of $2.94 billion were pledged to secure $433.5 million for repurchase agreements, $870 million for outstanding borrowings, $1.58 billion for unused borrowing capacity and approximately $52 million for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of September 30, 2023.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$12,358,786	$12,342,695	$12,714	$3,106	$271
Customer repurchase agreements (1)	269,552	269,552	—	—	—
Other borrowings	1,120,000	1,120,000	—	—	—
Deferred compensation	22,130	574	1,152	1,150	19,254
Operating leases	27,213	7,210	12,339	6,763	901
Equity investments	22,995	18,385	4,297	42	271
Total	$13,820,676	$13,758,416	$30,502	$11,061	$20,697

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at September 30, 2023.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	416,239	77,465	166,022	146,265	26,487
Construction	28,767	25,439	—	—	3,328
SBA	97	—	—	—	97
SBA - PPP	—	—	—	—	—
Commercial and industrial	989,737	769,221	197,848	2,755	19,913
Dairy & livestock and agribusiness (1)	230,637	132,342	98,295	—	—
Municipal lease finance receivables	—	—	—	—	—
SFR Mortgage	6,539	4,163	—	—	2,376
Consumer and other loans	127,189	13,462	5,886	3,527	104,314
Total commitment to extend credit	1,799,205	1,022,092	468,051	152,547	156,515
Obligations under letters of credit	56,323	32,542	23,763	—	18
Total	$1,855,528	$1,054,634	$491,814	$152,547	$156,533

(1)
Total commitments to extend credit to agribusiness were $28.2 million at September 30, 2023.

As of September 30, 2023, we had commitments to extend credit of approximately $1.8 billion, and obligations under letters of credit of $56.3 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. As of September 30, 2023 and December 31, 2022, the balance in this reserve was $8.0 million and was included in other liabilities.

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

Total equity increased $2.9 million, or 0.15%, to $1.95 billion at September 30, 2023, compared to total equity of $1.95 billion at December 31, 2022. Increases to equity included $172.9 million in net earnings, partially offset by a $72.3 million decrease in other comprehensive income. At the end of the second quarter of 2023, we entered into pay-fixed rate swaps to mitigate the risks of rising interest rates. This resulted in a fair value remeasurement of this swap derivative, resulting in an after tax increase in other comprehensive income of $17.6 million at September 30, 2023. Decreases from December 31, 2022 included $83.7 million in cash dividends. We engaged in no stock repurchases during the second and third quarters of 2023, compared to the first quarter of 2023, when we repurchased 791,800 shares of common stock, at an average repurchase price of $23.43, totaling $18.5 million. Our tangible book value per share at June 30, 2023 was $8.39.

During the third quarter of 2023, the Board of Directors of CVB declared quarterly cash dividends totaling $0.20 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to.

On February 1, 2022, we announced that our Board of Directors authorized a share repurchase plan to repurchase up to 10,000,000 shares of the Company’s common stock ("2022 Repurchase Program"), including by means of (i) an initial $70 million dollar Accelerated Share Repurchase, or ASR Plan, and (ii) one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions. We completed the execution of the $70 million accelerated stock repurchase program in the second quarter of 2022, and retired a total of 2,993,551 shares of common stock at an average price of $23.38. During the nine month period ended September 30, 2022 we also repurchased, under our 10b5-1 stock repurchase plan, 1,914,590 shares of common stock, at an average repurchase price of $23.43, totaling $44.9 million. During the first quarter of 2023, we repurchased 791,800 shares at an average price of $23.43. We engaged in no stock repurchases during the second quarter of 2023. This 10b5-1 plan expired on March 2, 2023 and no new plan has been put in place since that time.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At September 30, 2023, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business – Capital Adequacy Requirements” as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

At September 30, 2023, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				September 30, 2023		December 31, 2022
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	10.00%	9.91%	9.53%	9.42%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	14.38%	14.25%	13.55%	13.39%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	14.38%	14.25%	13.55%	13.39%
Total risk-based capital ratio	8.00%	10.50%	10.00%	15.25%	15.12%	14.37%	14.22%

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

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand, deposit fluctuations, and borrowings. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. In addition to on balance sheet liquidity, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. The Bank has available lines of credit totaling approximately $5.8 billion, of which $3.5 billion is secured by pledged loans and another $2 billion is secured by investment securities. In addition to having more than $200 million of cash on the balance sheet at September 30, 2023, we had substantial sources of off-balance sheet liquidity. These sources of available liquidity include $4.7 billion of secured and unused capacity with the Federal Home Loan Bank, $1.2 billion of secured unused borrowing capacity at the Fed’s discount window or Bank Term Funding Program, more than $260 million of unpledged AFS securities that could be pledged at the discount window or the Fed’s Bank Term Funding Program and $300 million of unsecured lines of credit. In addition to these borrowing sources, the Bank has not utilized any brokered deposits as of September 30, 2023. We can also obtain additional liquidity from deposit growth by utilizing state and national wholesale markets.

Our primary sources and uses of funds for the Company are deposits, customer repurchase agreements and loans. Total deposits and customer repos of $12.63 billion at September 30, 2023 decreased $773.3 million, or 5.77%, over total deposits and customer repos of $13.40 billion at December 31, 2022. As a result of declining deposit balances, we borrowed on average $1.32 billion during the third quarter of 2023. We had no brokered deposits throughout the quarter. As of September 30, 2023, total short-term borrowings, consisted of $870 million of one-year advances from the Federal Reserve’s Bank Term Funding Program at a cost of 4.87%, which replaced higher cost borrowings from the FHLB, and $250 million of short-term FHLB advances, at an average cost of approximately 5%. These FHLB advances will mature in the fourth quarter of 2023. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. At September 30, 2023, our deposits and customer repurchase agreements that are neither collateralized nor insured were approximately $6.5 billion.

In addition to the increase in short-term borrowing during the first nine months of 2023, we shrank our investment portfolio by not reinvesting the approximately $350 million of cashflows generated by our investments during the first nine months of 2023. Our total investment portfolio declined by $447 million from December 31, 2022 to $5.36 billion as of September 30, 2023. The decrease was primarily due to a $382 million decline in AFS securities. AFS securities totaled $2.87 billion dollars at the end of the third quarter, inclusive of a pre-tax net unrealized loss of $628 million.

Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2023 and 2022. For further details see our “Condensed Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

Consolidated Summary of Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(Dollars in thousands)

Average cash and cash equivalents	$462,132	$1,205,065
Percentage of total average assets	2.82%	7.05%

Net cash provided by operating activities	$246,951	$202,846
Net cash provided by (used in) investing activities	543,501	(962,037)
Net cash used in financing activities	(753,218)	(654,818)
Net increase (decrease) in cash and cash equivalents	$37,234	$(1,414,009)

Average cash and cash equivalents decreased by $742.9 million, or 61.65%, to $462.1 million for the nine months ended September 30, 2023, compared to $1.21 billion for the same period of 2022.

At September 30, 2023, cash and cash equivalents totaled $240.7 million. This represented a decrease of $77.8 million, or 24.44%, from $318.5 million at September 30, 2022.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and interest expense paid on all interest-bearing liabilities reflected on our balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one and two year horizon assuming no balance sheet growth, given a 200 basis point upward and a 200 basis point downward shift in interest rates depending on the level of current market rates. The simulation model uses a parallel yield curve shift that ramps rates up or down on a pro rata basis over 12-months and measures the resulting net interest income sensitivity over both the 12-month and 24-month time horizons.

The following depicts the Company’s net interest income sensitivity analysis for the periods presented below, when rates are ramped up 200bps or ramped down 200bps over a 12-month time horizon.

	Estimated Net Interest Income Sensitivity (1)
	September 30, 2023			December 31, 2022
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)

+ 200 basis points	3.15%	5.01%	+ 200 basis points	2.32%	4.96%
- 200 basis points	-3.06%	-5.65%	- 200 basis points	-2.28%	-6.83%

(1)
Percentage change from base scenario.

Based on our current simulation models, we believe that the interest rate risk profile of the balance sheet is modestly asset sensitive over both a one-year and a two-year horizon. The estimated sensitivity does not necessarily represent a forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, re-pricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At September 30, 2023 and December 31, 2022, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates, compared to an increase resulting from an increase in rates.

Economic Value of Equity Sensitivity

Instantaneous Rate Change	September 30, 2023	December 31, 2022

400 bp decrease in interest rates	-17.0%	N/A
300 bp decrease in interest rates	-8.5%	N/A
200 bp decrease in interest rates	-5.1%	-12.8%
100 bp decrease in interest rates	-1.6%	-4.4%
100 bp increase in interest rates	-0.2%	1.2%
200 bp increase in interest rates	0.4%	2.2%
300 bp increase in interest rates	1.0%	3.8%
400 bp increase in interest rates	1.4%	5.3%

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

During the quarter ended September 30, 2023, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the ordinary and non-ordinary course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to, actions involving securities litigation, employment matters, wage-hour and labor law claims, consumer claims, regulatory compliance claims, data privacy, lender liability claims, bankruptcy and fraudulent transfer claims, and negligence claims, some of which may be styled as “class action” or other representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors.

For lawsuits where the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded in accordance with FASB guidance over loss contingencies (ASC 450). However, as a result of inherent uncertainties in judicial decision-making and application of a myriad of laws and regulations applicable to the Company’s business, and the unique, complex factual and legal issues presented in any given lawsuit, the Company often cannot determine the probability of loss or estimate the amount of damages which a plaintiff might successfully prove if the Company were found to be liable. For lawsuits or threatened lawsuits where a claim has been asserted or the Company has determined that it is probable that a claim will be asserted, and there is a reasonable possibility that the outcome will be unfavorable, the Company will disclose the existence of the loss contingency, even if the Company is not able to make an estimate of the possible loss or range of possible loss with respect to the action or potential action in question, unless the Company believes that the nature, potential magnitude or potential timing (if known) of the loss contingency is not reasonably likely to be material to the Company’s liquidity, consolidated financial position, and/or results of operations.

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

ITEM 1A. RISK FACTORS

Except as discussed below there have been no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2022. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in our current Form 10-K and any subsequent Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Recent negative developments affecting the banking industry could adversely impact our liquidity.

The recent high-profile bank failures have generated significant market volatility among publicly traded bank holding companies and, in particular, regional community banks like CBB. These market developments have negatively impacted customer confidence in the safety and soundness of smaller regional and community banks. As a result, customers may choose to maintain deposits with larger more systematically important financial institutions or invest in higher yielding and higher-rated short-term fixed income securities, all of which could materially adversely impact CBB’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While CBB currently has access to substantial borrowing capacity from the Federal Reserve Bank, the Federal Home Loan Bank and credit facilities established with larger banks, there can be no assurance that customer confidence in regional banks and the banking system more broadly will be fully restored or that potential liquidity concerns will recede or that such access will continue unimpaired.

Rising interest rates have decreased the market value of the Company’s available for sale and held-to-maturity securities and loan portfolios, and the Company would realize losses if it were required to sell such securities or loans to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates initiated by the Federal Reserve over the last year, the mark-to-market values of previously issued government and other fixed income securities have declined significantly. These securities make up a majority of the securities portfolios of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the available-for-sale and held-to-maturity portion of U.S. banks’ securities and loan portfolios. While the Company does not currently intend to sell these securities or loans, if the Company were required to sell such securities or loans to meet liquidity needs, it could incur losses, which could impair the Company’s capital, financial condition, and results of operations, thereby negatively impacting our profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that this program or the Company's other borrowing facilities will be effective in addressing the Company's liquidity needs as they arise.

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

Recent events in the banking industry could result in increased regulatory scrutiny in the course of routine examinations and otherwise, and new regulations directed towards regional banks, designed to address the recent negative developments in the banking industry, could increase the Company’s costs of doing business, lead to an increased risk of regulatory oversight actions or restrictions, result in decreased regulatory support for merger and acquisition activity, and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, levels of uninsured deposits, embedded interest rate risk on bank balance sheets, and bank risk management programs generally. As a primarily commercial bank, CBB has a relatively higher percentage of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits. As a result, CBB could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

Changes in economic, market and political conditions can adversely affect our operating results and financial condition.

We are subject to macroeconomic and interest rate risk due to domestic and global economic instability that has resulted in higher inflation than the United States has experienced in more than 40 years and resulted in increases to prevailing interest rates. The Federal Reserve’s Open Market Committee (“FOMC”) raised the target range for the federal funds rate to 5.25% to 5.50% in September 2023, resulting in a cumulative increase of 5.25% from March of 2022. These recent increases in prevailing interest rates and the expectation that interest rates may stay high or increase further for the near term are likely to impact both our customers and many aspects of our business. Higher interest rates will not only impact the interest we receive on loans and investment securities and the amount of interest we pay our depositors, but could also impact our ability to grow loans and deposits. Rising interest rates, higher commodity prices, and an overall slowdown in economic growth could also impact the fair value of our assets and adversely impact our asset quality.

The occurrence of fraudulent activity, breaches or failures of information security controls or cybersecurity-related incidents to either our information systems or information systems provided by third party vendors could have a material adverse effect on our business, financial condition and results of operations.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and other cybersecurity-related incidents and attacks that may be committed against us, our customers or our key vendors and business partners, which in turn may result in financial losses or increased costs to us, our customers, or our key vendors and business partners, disclosure or misuse of our information or our customer information, theft or misappropriation of assets (including bank or customer funds), privacy breaches against us or our customers, litigation, regulatory enforcement actions, and damage to our reputation. The U.S. government has warned financial institutions of the potential increase in the frequency and severity of malicious cyber-attacks and other activities involving critical infrastructure, specifically including the financial sector, and has encouraged the banking sector to enhance cyber-defenses, and these risks have increased in connection with the current conflict in Europe initiated by Russia against Ukraine. While CBB has taken measures to protect its own and customer funds and confidential information against cyber-attacks, as well as other malicious activities, there can be no assurance that such measures will be successful in thwarting such attacks and activities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2022, we announced that our Board of Directors authorized a share repurchase plan to repurchase up to 10,000,000 shares of the Company’s common stock ("2022 Repurchase Program"). We did not repurchase any shares of our common stock during the quarter ended September 30, 2023. As of September 30, 2023, an aggregate of 4,300,059 shares remained available for repurchase under our 2022 Repurchase Program. The only shares repurchased during the third quarter of 2023 were shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Available for Repurchase Under the Plans or Programs

July 1 - 31, 2023	441	$15.20	—	4,300,059
August 1 - 31, 2023	2,146	$17.47	—	4,300,059
September 1 - 30, 2023	5,397	$16.83	—	4,300,059
Total	7,984	$16.91	—	4,300,059

(1)
Shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

3.1	Second Amended and Restated Bylaws of CVB Financial Corp. dated September 20, 2023 (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

*	Filed herewith
**	Furnished herewith
(1)	Incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on September 21, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

(Registrant)

Date: November 9, 2023

/s/ E. Allen Nicholson

E. Allen Nicholson

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)