Form 10-K
period 2023-12-31
CVB FINANCIAL CORP
filed 2024-02-28
CIK 354647

MN,KL

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $ 1,749,418,596

Number of shares of common stock of the registrant outstanding as of February 9, 2024: 139,374,072

DOCUMENTS INCORPORATED BY REFERENCE	PART OF
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2023	Part III of Form 10-K

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Irvine, California

CVB FINANCIAL CORP.

2023 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements Safe Harbor

Certain statements set forth herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will,” “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward-looking statements, which involve risks and uncertainties that could cause our actual results or performance to differ materially from those projected. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company including, without limitation, plans, strategies and goals, and statements about the Company’s outlook regarding revenue and asset growth, financial performance and profitability, capital and liquidity levels, loan and deposit growth and retention, yields and returns, loan diversification and credit management, stockholder value creation, tax rates, and the impact of economic developments, and the impact of acquisitions we have made or may make. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company, and there can be no assurance that future developments affecting the Company will be the same as those anticipated by management. The Company cautions readers that a number of important factors in addition to those set forth below could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.

General risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct business; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation/deflation, interest rate, market, and monetary fluctuations; the effect of acquisitions we have made or may make, including, without limitation, the failure to obtain the necessary regulatory approvals, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target, customers and key personnel into our operations; the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers; the impact of changes in financial services policies, laws, and regulations, including those concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; the effectiveness of our risk management framework and quantitative models; changes in the levels of our nonperforming assets and charge-offs; the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible credit related impairments or declines in the fair value of loans and securities held by us; possible impairment charges to goodwill, including any impairment that may result from increased volatility in our stock price; changes in consumer spending, borrowing, and savings habits; the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations; periodic fluctuations in commercial or residential real estate prices or values; our ability to attract and retain deposits or to access government or private lending facilities and other sources of liquidity; the possibility that we may reduce or discontinue the payments of dividends on our common stock; changes in the financial performance and/or condition of our borrowers; changes in the competitive environment among financial and bank holding companies and other financial service providers; technological changes in banking and financial services, geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the United States and abroad; catastrophic events or natural disasters, including earthquakes, drought, climate change or extreme weather events that may affect our assets, communications or computer services, customers, employees or third party vendors; public health crises and pandemics, and their effects on the economic and business environments in which we operate, including on our credit quality and business operations and employees, as well as the impact on general economic and financial market conditions; cybersecurity and fraud threats and the costs of defending against them, including the costs of compliance with potential legislation to combat cybersecurity and fraud threats at a state, national, or global level; our ability to remain in compliance with federal and state laws and regulations involving customer and employee privacy; our ability to recruit and retain key executives, board members and other employees, and changes in employment laws and regulations; unanticipated regulatory or legal proceedings; and our ability to manage the risks involved in the foregoing.

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

CVB’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. CVB has not engaged in any other material activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank and capital raised directly by CVB. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Regulation and Supervision — Dividends.” As of December 31, 2023, the Company had $16.02 billion in total consolidated assets, $8.82 billion in net loans, $11.43 billion in deposits, and $2.08 billion in shareholders’ equity.

The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.

Citizens Business Bank

The Bank commenced operations as a California state-chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2023, the Bank had $16.03 billion in assets, $8.82 billion in net loans, $11.48 billion in deposits, and $2.06 billion in total equity.

As of December 31, 2023, the Bank had 62 Banking Centers (“Centers”) located throughout California.

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

We also have three trust offices located in Ontario, Newport Beach, and Pasadena. These offices serve as sales offices for the Bank’s wealth management, trust and investment products.

Through our network of Centers, we emphasize personalized service combined with a wide array of banking and trust services for businesses, professionals and individuals located in the service areas of our Centers. Although we focus the marketing of our services to small-and medium-sized businesses, a wide range of banking, investment and trust services are made available to the markets we serve.

We offer a wide range of bank deposit instruments. These include checking, savings, money market and time certificates of deposit for both business and personal accounts, municipalities and districts, and specialized deposit products for title and escrow. We also serve as a federal tax depository for our business customers.

We provide a full complement of lending products, including commercial, agribusiness, consumer, SBA, real estate, and construction loans, as well as equipment and vehicle leasing. Commercial products include lines of credit and other working capital financing, accounts receivable lending and letters of credit. Agribusiness products are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers, and farmers. We provide bank qualified lease financing for municipal governments. Commercial real estate and construction loans are secured by a range of property types and include both owner-occupied and investor owned properties. We also offer borrowers the ability to enter into interest rate swaps. Financing products for consumers include automobile leasing and financing, lines of credit, credit cards, home mortgages, and home equity loans and lines of credit.

We also offer a wide range of specialized services designed for the needs of our commercial customers. These services include treasury management systems for monitoring and managing cash flow, a merchant card processing program, armored pick-up and delivery, payroll services, remote deposit capture, electronic funds transfers, domestic and international wires and automated clearinghouse, on-line account access, and international business activities including foreign exchange and letters of credit for international trade. We make available investment products offered by other providers to our customers, including mutual funds, a full array of fixed income vehicles and a program to diversify our customers’ funds in federally insured time certificates of deposit of other institutions.

In addition, we offer a wide range of financial services and trust services through our CitizensTrust division. These services include fiduciary services, mutual funds, annuities, 401(k) plans and individual investment accounts.

Business Segments

We are a community bank with one reportable operating segment. See Note 3 — Summary of Significant Accounting Policies — Business Segments of the notes to consolidated financial statements.

Human Capital

We employed 1,107 associates as of December 31, 2023. This was a 3.3% increase from 1,072 associates at December 31, 2022. Our Code of Personal and Business Conduct and Ethics (“Code”) addresses both business and social relationships that may present legal and ethical concerns and also sets forth a code of conduct to guide the members of the Board of Directors and associates. Our associates acknowledge annually they have read and understood their responsibility to conduct business in accordance with the highest ethical standards in order to merit and maintain the confidence and trust of our customers and the public in general.

The Company promotes Five Core Values that we believe provides a continuing commitment and direction to our business activities and our underlying culture. These core values are fundamental to the Company’s performance and strategy.

Our Five Core Values are:

1) Financial Strength;

2) Superior People;

3) Customer Focus;

4) Cost-Effective Operation; and

5) Having Fun.

The Company’s Citizens Experience Service Awards and Recognition Program resulted in 708 nominations of associates who were recognized for exemplifying our Five Core Values in 2023, representing an 61% increase over 2022. Of those nominations, 266 received service awards. In addition, the Company has a long held tradition of an annual awards program that recognizes outstanding job performance. In December of 2023, we held our annual awards ceremony that recognized 38 associates, who stood out for their commitment to our high standards of performance.

The Company is committed to supporting the physical and financial wellness of our associates and their families. We offer a comprehensive set of health insurance and retirement benefits, as well as wellness programs and resources. As of December 2023, 56% of our associates were enrolled in our medical insurance plans and 77% of our associates participated in at least one wellness activity during 2023, an increase of 22% from 2022. In addition, the Company makes an annual 401(k) retirement contribution to all eligible associates, which includes a profit sharing component. For 2023, the combined Company 401(k) contribution was 5% of associate’s eligible salary. 93% of our associates made individual participant contributions to the 401(k) plan during 2023.

Recruiting, training and development, and retention of key associates is vital to the Company’s strategy and success. The Company promotes leadership and associate development through various programs, including succession planning, top talent program, and leadership essentials training. At December 31, 2023, we had 139 positions within the Company designated as “leadership” positions. This represents approximately 13% of our total associates. The average tenure at the

Company among our leadership group at the end of 2023 was greater than 10 years. In 2023, turnover among our leadership group was 4.3% and during the year we promoted 1 associate and hired 7 new associates into our leadership group.

The Company’s Diversity and Inclusion Program is designed to invest in the professional development of our associates and values an inclusive and diverse workplace. We strive to reward talent, with a commitment to equal opportunity. Oversight is provided by the Company’s Diversity and Inclusion Committee, which is guided by our Diversity and Inclusion Policy. The Policy provides a framework which we use to create and strengthen our diversity policies and practices, including our organizational commitment to diversity, positive workforce and employment practices, sound procurement and business practices, and practices to promote transparency of organizational diversity and inclusion. The Diversity and Inclusion Committee is co-chaired by our Chief Operating Officer and Human Resources Director and includes our Chief Financial Officer, Chief Risk Officer, and General Counsel. The Company's Diversity, Engagement, and Inclusion ("DEI") Council was established to continue our commitment to fostering, cultivating, and preserving a culture of diversity and inclusion. The DEI Council is led by our Director of Human Resources and the Associate Engagement Manager, as well as an additional member of our Senior Leadership team. Members of the Council represent a cross section of our associates across numerous departments. The DEI Council discusses ways to encourage diversity and inclusion among associates and serve as ambassadors when it comes to implementing our Core Values regarding diversity and inclusion. We monitor progress in enhancing diversity throughout our organization, including the percentage of our total associates who are female and racially or ethnically diverse. Our Human Resources Director provides updates on our progress to the Board of Directors on a regular basis. The following represents the Company’s diversity at December 31, 2023:

In addition, 38% of our Board of Directors are female or ethnically diverse.

The Board of Directors oversees executive compensation, as well as the Company’s compensation and benefit plans, through the Board’s Compensation Committee. The Management Compensation Compliance Committee, under the direction of the Compensation Committee, identifies, assesses, and manages exposure to and compliance with applicable compensation laws, regulations, and other related issues. In general, the Management Compensation Compliance Committee is responsible for ensuring that the Company has designed and implemented risk management processes that (1) evaluate the nature of inherent risks in compensation programs; (2) are consistent with the Company’s strategic plan; and (3) foster a culture of risk-awareness and risk-adjusted decision making throughout the Company. All of our associates are eligible for incentive compensation awards. For 2023, 93% of our associates earned an incentive bonus, which compares to 94% in 2022.

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

Economic Conditions/Government Policies

Our profitability, like most financial institutions, is primarily dependent on interest rate spreads and noninterest income. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and borrowings, and the interest rates received by the Bank on interest-earning assets, such as loans extended to customers and securities held in the investment portfolio, will comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, government fiscal and monetary and other policies, and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted.

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

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation, increasing employment and combating recession) through its open-market operations in U.S. Government securities by buying and selling treasury and mortgage-backed securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth and performance of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and paid on interest-bearing liabilities. Recent actions by the Federal Reserve have impacted deposits due to expansion and contraction of the money supply. Government fiscal and budgetary policies, including deficit spending, can also have a significant impact on the capital markets and interest rates. The nature and impact of any future changes in monetary and fiscal policies on us cannot be predicted.

Regulation and Supervision

General

The Company and the Bank are subject to significant regulation and restrictions under applicable federal and state laws and by various regulatory agencies. These regulations and restrictions are intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation (“FDIC”) Deposit Insurance Fund (“DIF”) and secondarily for the stability of the U.S. banking system. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. From time to time, federal and state legislation is enacted and implemented by regulations which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.

We cannot predict whether or when other legislation or new regulations may be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. Such developments may further alter the structure, regulation, and competitive relationship among financial institutions, may limit the types or pricing of the products and services we offer, and may subject us to increased regulation, disclosure, and reporting requirements. We also cannot predict whether or when regulatory requirements may be reduced or eliminated and the overall affect such reduction or elimination may have on the Company and the Bank.

Legislation and Regulatory Developments

The federal banking agencies continue to promulgate regulations and guidelines intended to ensure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. We continue to believe there will be increased focus on perceived regulatory gaps, regulatory compliance, supervision and examination during the remainder of the current presidential term.

Capital Adequacy Requirements

Bank holding companies and banks are subject to similar regulatory capital requirements administered by state and federal banking agencies. The risk-based capital guidelines for bank holding companies, and additionally for banks, require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets, such as loans, and for those recorded as off-balance sheet items, such as loan commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks, and with the applicable ratios calculated by dividing qualifying capital by total risk-adjusted assets and off-balance sheet items. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. Bank holding companies are also required to act as a source of financial strength to their subsidiary banks. Under this policy, the Company must commit resources to support the Bank even when the Company may not be in a financial position to provide it.

Regulatory Capital and Risk-weighted Assets

The Federal Reserve monitors our capital adequacy on a consolidated basis, and the FDIC and the California Department of Financial Protection and Innovation (“DFPI”) monitor the capital adequacy of our Bank. These rules implement the Basel III international regulatory capital standards in the United States, as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the Federal Reserve, FDIC or DFPI may determine that a banking organization (like the Company or the Bank), based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner.

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

As of December 31, 2023 the Company and the Bank are well-capitalized for regulatory purposes. For a tabular presentation of the Company’s and Bank’s capital ratios as of December 31, 2023, see Note 17 — Regulatory Matters of the notes to the consolidated financial statements.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, as amended, these standards were effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company and the Bank.

In July, 2023, the FRB, Office of the Comptroller of the Currency (“OCC”) and FDIC proposed significant changes to the Basel III capital rules which replaces the advanced approaches risk-weighted assets framework with a new enhanced risk-based framework and requires banking organizations with generally more than $100 billion in assets to calculate their regulatory capital using more enhanced requirements applicable to even larger organizations. The impact of any changes to capital requirements and calculations and the implementation of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators with respect to smaller-sized institutions.

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

Coronavirus Aid, Relief, and Economic Security Act (CARES Act)

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs were dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Bank, and were implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank.

The CARES Act also amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program ("PPP"), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. The Company had less than $3 million in outstanding PPP loans as of December 31, 2023.

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. The Company held small investment positions in three financial technology private equity funds at December 31, 2023, with aggregate potential commitments in such funds of approximately $5 million, which were subject to the final rule. While these new rules may require us to conduct certain internal analysis and reporting to ensure continued compliance, they did not require any material changes in our operations or business.

Brokered Deposits

The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. As of December 31, 2023, the Bank had no deposit liabilities categorized as brokered deposits.

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

A wide range of requirements and restrictions are contained in both federal and state banking laws, which together with implementing regulatory authority:

•
Require periodic reports and such additional reports of information as the Federal Reserve may specify;
•
Require bank holding companies to meet or exceed increased levels of capital (See “Capital Adequacy Requirements”);
•
Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank;
•
Limit dividends payable to shareholders and restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks. The Company’s ability to pay dividends is subject to legal and regulatory restrictions. Substantially all of CVB’s funds to pay dividends or to pay principal and interest on our debt obligations are derived from dividends paid by the Bank to CVB;
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

Change in Bank Control

Federal law and regulation set forth the types of transactions that require prior notice under the Change in Bank Control Act (“CIBCA”). Pursuant to CIBCA and Regulation Y, any person (acting directly or indirectly) that seeks to acquire control of a bank or its holding company must provide prior notice to the Federal Reserve. A “person” for this purpose includes an individual, bank, corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization, or any other form of entity. A person acquires “control” of a banking organization whenever the person acquires ownership, control, or the power to vote 25 percent or more of any class of voting securities of the institution. The applicable regulations also provide for certain other “rebuttable” presumptions of control.

In April 2020, the Federal Reserve adopted a final rule to revise its regulations related to determinations of whether a company has the ability to exercise a controlling influence over another company for purposes of the BHCA. The final rule expands and codifies the presumptions for use in such determinations. By codifying the presumptions, the final rule provides greater transparency on the types of relationships that the Federal Reserve generally views as supporting a facts-and-circumstances determination that one company controls another company. The Federal Reserve’s final rule applies to questions of control under the BHCA, but it does not extend to CIBCA or applicable provisions of California law.

Other Restrictions on the Company’s Activities

Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Pursuant to GLBA and Dodd-Frank, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be considered well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. CVB has not elected financial holding company status and neither CVB nor the Bank has engaged in any activities determined by the Federal Reserve to be “financial in nature” or incidental or complementary to activities that are “financial in nature.”

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

Bank Regulation

As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DFPI and by the FDIC, as the Bank’s primary Federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers, directors, and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and only on terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. Failure to comply with applicable bank regulations or adverse results from any examinations of the Bank could affect our costs of doing business, and may also limit or impede otherwise permissible activities and expansion activities by the Bank.

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

FDIC and DFPI Enforcement Authority

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of appropriate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DFPI or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFPI and the FDIC, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

•
Require prompt affirmative action to correct any conditions resulting from any violation or practice;
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
•
Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and
•
Terminate FDIC insurance, revoke the Bank’s charter and/or take possession of and close and liquidate the Bank or appoint the FDIC as receiver.

Mergers and Acquisitions

On July 9, 2021, President Biden signed an “Executive Order on Promoting Competition in the American Economy.” Included within the order is a sweeping recommendation that the Attorney General, in consultation with the heads of the FRB, FDIC and OCC review current practices and adopt a plan within 180 days for the “revitalization” of bank merger oversight to provide more extensive scrutiny of mergers. Although no comprehensive plan appears to have yet been adopted, various bank regulatory agencies have sought public comments and requested additional information regarding laws, regulations and policies regarding merger transactions involving financial institutions. We will continue to evaluate the impact of any changes to the regulations implementing this executive order and their impact to our financial condition, results of operations and/or business strategies, which cannot be predicted at this time.

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

In addition, in November, 2023, the FDIC finalized a special assessment to recover the loss to the DIF as a result of the closure of several large regional banks during 2023. The special assessment will be equal to approximately 13.4 basis points annually based on the amount of an institution’s uninsured deposits as of the quarter ended December 31, 2022 and after applying a $5 billion deduction for such uninsured deposits. As a result of the FDIC’s final rule that implements the special assessment to be collected over an anticipated total of eight quarterly assessment periods starting in 2024, the Bank accrued $9.2 million in expense in December 2023.

Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Dividends

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. The Federal Reserve also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. In addition, a bank holding company may be unable to pay dividends on its common stock if it fails to maintain an adequate capital conservation buffer under current capital rules. There can be no assurance regarding the amount of dividends that the Company will pay to its shareholders in the future or that the Company will continue to pay dividends to its shareholders at all.

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

In October 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (clawback) provisions of the Dodd-Frank Act. In response to the final rules, the Nasdaq Stock Market implemented new clawback listing standards which are applicable to the Company. The Company has adopted a Nasdaq compliant clawback policy which is included as an exhibit with this Annual Report on Form 10-K.

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

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, a number of states, notably including California where we conduct substantially all our banking business, have adopted laws and/or regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many such states have also implemented or modified their data breach notification and data privacy requirements, including California and New York. We expect this trend of state-level activity in those areas to continue, and we continue to monitor relevant legislative and regulatory developments in California and other states in which our customers are located or in which we conduct business.

In the ordinary course of business, we rely on electronic communications and information systems, as well as certain third-party service providers’ electronic communication and information systems, to conduct our operations and to store sensitive data. We employ a layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. We also seek to evaluate and monitor the cybersecurity policies and practices of key third-party service providers which utilize electronic and information systems that interface with our Bank’s systems, in the manner and to the extent required by applicable banking laws and regulations. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat, and it is possible that we or they could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. In addition, to the extent we experience any data breaches, we may become subject to governmental fines or enforcement actions and reputation risk as well as potential liability arising out of governmental or private litigation. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and data breaches.

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal and state anti-money laundering and consumer protection statutes and implementing regulations, including the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the CRA, the California Consumer Privacy Act, the California Privacy Rights Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights and various federal and state privacy protection laws, including the Telephone Consumer Protection Act and the CAN-SPAM Act. Noncompliance with any of these laws could subject the Bank to compliance enforcement actions as well as lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

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

The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of the entire communities in which the financial institution operates, including low and moderate income (LMI) communities, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations. On October 24, 2023, the OCC, FDIC, and FRB issued a final rule intended to modernize and strengthen regulations implementing the CRA. For banks with total assets in excess of $2 billion, which includes the Bank, the Bank’s CRA evaluation will be based on four tests: (i) retail lending; (ii) retail services and products (including digital delivery systems for banks with more than $10 billion in assets or banks which request consideration of such systems); (iii) community development (CD) financing; and (iv) CD services. Weighting of each test is applied to those banks (such as the bank) when regulators are evaluating CRA performance based on multiple tests. Alternatively, banks (including the Bank) have the option to be evaluated based on a regulator-approved strategic CRA plan. In addition, banks with total assets in excess of $2 billion are subject to revised and more comprehensive CRA-related data collection, reporting and maintenance requirements. Regulators will downgrade an institution’s CRA rating in the case of illegal or discriminatory credit practices.

The final CRA rule takes effect on April 1, 2024 but builds in staggered compliance dates, including compliance with the new tests, data collection requirements, and the requirement to define retail lending assessment areas, all of which become applicable on January 1, 2026. We are continuing to evaluate the impact of these changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

The Dodd-Frank Act provided for the creation of the Bureau of Consumer Finance Protection (“CFPB”) as an independent entity within the Federal Reserve with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all covered persons and banks with $10 billion or more in assets, such as the Bank. Accordingly, the Bank is subject to CFPB supervision, including examination by the CFPB.

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

The review of products and practices to prevent unfair, deceptive or abusive acts or practices (“UDAAP”) is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged violations of UDAAP and other legal requirements and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. CFPB and state regulation of financial products and potential enforcement actions could adversely affect the Bank’s business, financial condition or results of operations.

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

In California, consumer privacy rights have been further bolstered by the enactment of the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act (CPRA). The CCPA and CPRA create new consumer rights, impose additional obligations on businesses that collect personal information from California consumers, and create a new enforcement agency called the California Privacy Protection Agency. In particular, The CCPA and CPRA introduces four new consumer rights, including (1) the right to correction, meaning that users can request to have their personal information corrected; (2) the right to opt-out of automated decision making, meaning that California residents can say ‘no’ to their personal information being used in profiling for behavioral advertisement online; (3) the right to know about automated decision making; and (4) the right to limit use of sensitive personal information. These two statutes also significantly expand the types of consumer data subject to privacy restrictions and increase the potential penalties for any violations.

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

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or CRE, loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans (which excludes owner-occupied CRE loans) representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2023, the Bank’s total CRE loan concentration based on total outstanding loans is 262% of risk-based capital.

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

The foregoing description of the impact of changes in federal and applicable state tax laws on us should be read in conjunction with Note 10 — Income Taxes of the notes to consolidated financial statements for more information.

Future Legislation and Regulation

Congress may enact, modify or repeal legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact, modify or repeal legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of proposed legislation (or modification or repeal of existing legislation) could impact the regulatory structure under which the Company and Bank operate and may significantly increase our costs, impede the efficiency of our internal business processes, require the Bank to increase its regulatory capital and modify its business strategy, and limit its ability to pursue business opportunities in an efficient manner. The Company’s business, financial condition, results of operations or prospects may be adversely affected, perhaps materially.

Available Information

We file reports with the SEC including our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The SEC maintains a website that contains these reports, proxy and information statements and other information. The address of the site is http://www.sec.gov. The Company also maintains an Internet website at http://www.cbbank.com. We make available, free of charge through our website, our Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after we file such reports with the SEC. None of the information contained in or hyperlinked from our website is incorporated into this Form 10-K.

Executive Officers of the Company

The following sets forth certain information regarding our executive officers, their positions and their ages.

	Executive Officers:

Name	Position	Age

David A. Brager	President and Chief Executive Officer of the Company and the Bank	56
E. Allen Nicholson	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	56
David F. Farnsworth	Executive Vice President and Chief Credit Officer of the Bank	67
David C. Harvey	Executive Vice President and Chief Operating Officer of the Bank	56
Richard H. Wohl	Executive Vice President and General Counsel	65
Yamynn DeAngelis	Executive Vice President and Chief Risk Officer	67

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

ITEM 1A. RISK FACTORS

In the course of conducting our business operations, we are exposed to a variety of risks. Some of these risks are inherent in the financial services industry and others are more specific to our own business. Together with the other information on the risks we face and our management of risk contained in this Annual Report, the following presents the most significant risks of which we are currently aware that may affect us. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face, and additional risks that we may currently view as not material may also impair our business operations, financial condition and operating results.

Credit Risks

Our allowance for credit losses may not be sufficient to cover actual losses.

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

For the year ended December 31, 2023, we recorded $2 million in provision for credit losses. During 2023, we experienced charge-offs of $405,000 and recoveries of $130,000, resulting in net charge-offs of $275,000. We have a significant amount of real estate loans, therefore, decreases in real estate values could adversely affect the value of property used as collateral for our loans. As of December 31, 2023, we had $6.78 billion in commercial real estate loans, $66.7 million in construction loans, and $269.9 million in single-family residential mortgages. Low interest rates through the pandemic caused real estate values in general to increase materially due to low cost of funding with inflationary upward pressures on cash flow. There is no assurance that recent rental rate increases across any segment of the real estate property classes is sustainable with reasonable possibility of moderate decline to stabilization. Capitalization Rates used to determine value have increased due to overall cost of capital causing some downward pressure on real estate values. These issues could affect the ability of our loan customers to refinance or service their debts, including those customers whose loans are secured by commercial or residential real estate. This, in turn, could result in loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital.

Our dairy & livestock and agribusiness lending presents unique credit risks.

As of December 31, 2023, approximately 4.7% of our total gross loan portfolio was comprised of dairy & livestock and agribusiness loans. As of December 31, 2023, we had $412.9 million in dairy & livestock and agribusiness loans, including $374.9 million in dairy & livestock loans and $38.0 million in agribusiness loans. Repayment of dairy & livestock and agribusiness loans depends primarily on the successful raising and feeding of livestock or planting and harvest of crops and marketing the harvested commodity (including milk production). Collateral securing these loans may be illiquid. In addition, the limited purpose of some agricultural-related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Our dairy & livestock and agribusiness lending staff have specific technical expertise that we depend on to mitigate our lending risks for these loans and we may have difficulty retaining or replacing such individuals. Many external factors can impact our agricultural borrowers’ ability to repay their loans, including the effects of inflation, adverse weather conditions, water issues, commodity price volatility (i.e. milk prices), diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers’ preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices, including milk prices, could adversely impact the ability of those to whom we have made dairy & livestock and agribusiness loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and adversely affect our business, financial condition and results of operations.

Our loan portfolio is predominantly secured by real estate in California and thus we have a higher degree of risk from a downturn in our real estate markets.

A renewed downturn in our real estate markets could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes, prolonged drought and disasters particular to California. A substantial amount of our real estate collateral is located in the state of California. If real estate values, including values of land held for development, should again start to decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Commercial real estate loans typically involve large balances to single borrowers or a group of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower(s), repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations.

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

Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other loans.

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

Negative developments affecting the banking industry could adversely impact our liquidity.

High-profile bank failures in 2023 generated significant market volatility among publicly traded bank holding companies and, in particular, regional community banks like the Bank. These market developments negatively impacted customer confidence in the safety and soundness of smaller regional and community banks. As a result, customers may choose to maintain deposits with larger more systemically important financial institutions or invest in higher yielding and higher-rated short-term fixed income securities, all of which could materially adversely impact the Bank’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Bank currently has access to substantial borrowing capacity from the Federal Reserve Bank, the Federal Home Loan Bank and credit facilities established with larger banks, there can be no assurance that customer confidence in regional banks and the banking system more broadly will be fully restored or that potential liquidity concerns will recede or that such access will continue unimpaired.

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

We may not be able to maintain a strong core deposit base or other low-cost funding sources.

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

A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2023, our balance sheet was positioned with an asset sensitive bias over both a one and two-year horizon assuming no balance sheet growth, and as a result, our net interest margin tends to expand in a rising interest rate environment and decrease in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. Loan origination volumes may be affected by changes in market interest rates. In addition, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Rising interest rates may also cause a decline in principal payments, while a decline in interest rates may accelerate principal payments for a significant portion of our investment securities. In a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates and our customers could move their deposits with us to institutions that pay higher interest rates on deposits accounts. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, levels of deposits, as well as loan origination and prepayment volume.

Elevated interest rates have decreased the market value of the Company’s available for sale and held-to-maturity securities and loan portfolios, and the Company would realize losses if it were required to sell such securities or loans to meet liquidity needs.

As a result of inflationary pressures that resulted in rapid increases in interest rates initiated by the Federal Reserve over the last year, the mark-to-market values of previously purchased fixed income securities have declined significantly. At December 31, 2023, the total carrying value of our securities portfolio was $5.42 billion, of which $2.96 billion was available-for-sale and $2.46 billion was held-to-maturity. The aggregate pre-tax net unrealized loss in our AFS securities was $449.8 million at December 31, 2023. Based on estimated fair values, the aggregate pre-tax net unrealized loss in our HTM securities was approximately $381.7 million at December 31, 2023. In addition, the fair value of many of our loans, which have interest rates that are fixed until maturity or reset on a future date, has been negatively impacted by the increase in interest rates from the time these loans were originated

While the Company does not currently intend to sell these securities or loans, if the Company were required to sell such securities or loans to meet liquidity needs, it could incur losses, which could impair the Company’s capital, financial condition, and results of operations, thereby negatively impacting our profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board established the Bank Term Funding Program (available until March 11, 2024) to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that this program or the Company's other borrowing facilities will be effective in addressing the Company's liquidity needs as they arise.

Hedging against interest rate exposure may adversely affect our earnings.

On occasion we have employed various financial risk methodologies that limit, or “hedge,” the adverse effects of rising or decreasing interest rates on our loan portfolios, investment securities and short-term liabilities. We also engage in hedging strategies with respect to arrangements where our customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•
Available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•
The duration of the hedge may not match the duration of the related asset or liability;
•
The party owing money in the hedging transaction may default on its obligation to pay;
•
The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•
The value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and/or
•
Downward adjustments, or “mark-to-market” losses, would reduce our stockholders’ equity.

Operational Risks

We face risks related to our operational, technological and organizational infrastructure.

Our ability to grow and compete, including to develop and deliver new products that meet the needs of our existing customers and attract new ones, is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure as we expand. Our ability to run our business in compliance with applicable laws and regulations is also dependent on that infrastructure. Operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events, and we are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems, which we use both to interface with our customers and to manage our internal financial records and other systems. Any shortcomings in our technology systems subjects us to risk of misconduct by our employees that may go undetected.

We monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. We may build and maintain these capabilities ourselves, or we may outsource some of these functions to third parties. If we experience difficulties, fail to comply with banking regulations or keep up with increasingly sophisticated technologies, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace them, it may be at a higher cost to us, which could materially adversely affect our business, financial condition and results of operations.

Failure to manage our growth may adversely affect our performance.

Our financial performance and profitability depend on our ability to manage past and possible future growth. Past and future acquisitions and our continued organic growth may present operating, integration, regulatory, management and other issues that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents to either our information systems or information systems provided by third party vendors could have a material adverse effect on our business, financial condition and results of operations.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and other cybersecurity-related incidents and attacks that may be committed against us, our customers or key vendors and business partners, which in turn may result in financial losses or increased costs to us, our customers, or our key vendors and business partners, disclosure or misuse of our information or our customer information, theft or misappropriation of assets (including bank or customer funds), privacy breaches against us or our customers, litigation, regulatory enforcement actions, and damage to our reputation. The U.S. government has warned financial institutions of the potential increase in the frequency and severity of malicious cyber-attacks and other activities involving critical infrastructure, specifically including the financial sector, and has encouraged the banking sector to enhance cyber-defenses, and these risks have increased in connection with the current conflicts involving Ukraine and Russia in Europe and Israel and Hamas in the Middle East. While CBB has taken measures to protect its own and customer funds and confidential information against cyber-attacks, as well as other malicious activities, there can be no assurance that such measures will be successful in thwarting such attacks and activities.

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

Our accounting estimates and risk management processes rely on analytical and forecasting models.

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

Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Conditions such as an economic recession, rising unemployment, changes in interest rates, money supply, inflationary prices and other factors beyond our control may adversely affect our asset quality, deposit levels loan demand, ability to manage costs associated with employees and vendors and, therefore, our earnings. We are presently subject to macroeconomic and interest rate risk due to domestic and global economic instability that has resulted in higher inflation than the United States has experienced in more than 40 years and resulted in increases to prevailing interest rates. The Federal Reserve’s Open Market Committee (“FOMC”) raised the target range for the federal funds rate to 5.25% to 5.50% in 2023, resulting in a cumulative increase of 5.25% from March of 2022. These recent increases in prevailing interest rates and the expectation that interest rates may stay elevated are likely to impact both our customers and many aspects of our business.

In addition, we may face the following risks in connection with any downward turn in the economy or sustained period of higher or lower interest rates or higher inflation rates:

•
Higher interest rates will not only impact the interest we receive on loans and investment securities and the amount of interest we pay our depositors, but also could also impact our ability to grow loans and deposits;
•
Rising interest rates, higher commodity prices, and an overall slowdown in economic growth could also impact the fair value of our assets and adversely impact our asset quality;
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
•
Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in changes in applicable rates of interest, difficulty in accessing capital or an inability to borrow on favorable terms or at all from other financial institutions; and

Although the Company and the Bank currently exceed the minimum capital ratio requirements to be deemed “well-capitalized” for regulatory purposes and have not suffered any significant liquidity issues as a result of these types of events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline if we experience slower than expected economic growth or higher rates of unemployment. In view of the concentration of our operations and the collateral securing our loan portfolio in Central and Southern California, we may be particularly susceptible to adverse economic conditions in the state of California, where our business is concentrated. In addition, adverse economic conditions may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform, and thereby, adversely affect our liquidity, financial condition, results or operations and profitability.

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

Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings, and financial condition.

A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that we post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on our business, financial condition and results of operations.

Climate change and climate change regulation could have a material adverse effect on us and our customers.

Our business, as well as the operations and activities of certain of our banking customers, could be negatively impacted by climate change. Climate change presents multi-faceted risks, including operational risk from the physical effects of climate events on our bank and our customers’ facilities and other assets, credit risk from borrowers with significant exposure to climate risk, particularly our customers in the dairy and agricultural sectors, transition risks associated with the transition to a less carbon-dependent economy, and possible reputational risk from stakeholder concerns about our practices and business relationships with clients who operate in carbon-intensive industries.

Additionally, federal and state banking regulators and supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change, both directly and with respect to their clients, which may result in financial institutions coming under increased scrutiny regarding the disclosure and management of their climate risks and related lending and investment activities, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit, and reputational risks and costs, particularly in our home state of California.

There are residual and ongoing risks stemming from the COVID-19 pandemic.

Although many of the initial adverse effects the COVID-19 pandemic on economic conditions, employment, financial markets and supply chains had abated by the end of 2023, there are lingering and residual negative impacts of the pandemic, including, among other things, reduced values for certain types of commercial real estate properties, due to the continuing prevalence of remote work by employees and changes in consumer shopping preferences, supply chain-induced inflation that has declined but to levels higher than recent historical norms, and higher than anticipated levels of government indebtedness due to emergency support programs enacted during the height of the pandemic. The extent to which the aftereffects of the COVID-19 pandemic impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are uncertain and cannot be predicted, including whether post-pandemic inflation rates continue to decline, the effectiveness, distribution and uptake rates of vaccines, boosters and medical treatments designed to ameliorate more infectious variants of the original COVID-19 virus, and actions taken by governmental authorities and other third parties in response to continuing aftereffects of the pandemic.

Legal, Regulatory, Compliance and Reputational Risks

We are subject to extensive government regulation that could limit or restrict our activities, which, in turn, may hamper our ability to increase our assets and earnings.

Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the FDIC, FRB, DFPI and CFPB, and we are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Similarly, the lending, credit and deposit products we offer are subject to broad oversight and regulation. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially, various laws, rules and regulations are proposed, which, if adopted, could impact our operations by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products. Current and future federal and state legal and regulatory requirements, restrictions and regulations, including those imposed under Dodd-Frank, those relating to climate-related disclosure, corporate governance, and those adopted to facilitate data privacy or consumer protection, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules, and may make it more difficult for us to attract and retain qualified executive officers and employees. The implementation of certain final Dodd-Frank rules is delayed or phased in over several years; therefore, as yet we cannot definitively assess what may be the short or longer term specific or aggregate effect of the full implementation of Dodd-Frank on us.

Any enhanced regulatory examination scrutiny or new regulatory requirements arising from recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations and acquisition opportunities.

Recent adverse events in the banking industry, including the significant bank failures that occurred in 2023, could result in increased regulatory scrutiny in the course of routine examinations and otherwise, and new regulations directed towards regional banks, designed to address the recent negative developments in the banking industry. These potential regulatory reactions could increase the Company’s costs of doing business, lead to an increased risk of regulatory oversight actions or restrictions, result in decreased regulatory support for merger and acquisition activity, and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, levels of uninsured deposits, embedded interest rate risk on bank balance sheets, and bank risk management programs generally. As a primarily commercial bank, the Bank has a relatively higher percentage of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

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

The impact of current capital rules may materially affect our operations.

We are subject to stringent capital requirements. These current capital rules may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our business, liquidity, financial condition and results of operations. Any future regulatory capital requirements may similarly adversely affect us.

Under the current capital standards, if our Common Equity Tier 1 Capital does not include the required “capital conservation buffer,” we will be prohibited from paying dividends to our shareholders. The capital conservation buffer requirement, which is measured in addition to the minimum Common Equity Tier 1 capital of 4.5%, is now 2.5%. Additionally, under the capital standards, if our Common Equity Tier 1 Capital does not include the “capital conservation buffer,” we will also be prohibited from paying discretionary bonuses to our executive employees. This may affect our ability to attract or retain employees, or alter the nature of the compensation arrangements that we may enter into with them.

Increasing scrutiny and evolving expectations from regulators, customers, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Many companies are facing increasing scrutiny from regulators, customers, investors, and other stakeholders related to their environmental, social and governance ("ESG") practices and disclosures. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for us as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price. Both recently adopted and pending government regulations, including recently adopted regulations in California, will result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee mistakes, misconduct or fraud, failure to deliver minimum standards of service, failure of any product or service offered by us to meet our customers’ expectations, compliance deficiencies, privacy or information security breaches, government investigations, litigation, and questionable or fraudulent activities of our employees or customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental scrutiny and regulation.

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

We are subject to legal and litigation risk which could adversely affect us.

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
•
changes in liquidity, revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
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

An investment in our common stock is not an insured deposit.

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

Shares of our common stock are equity interests and do not constitute indebtedness. As such, our common stock ranks junior to all our customer deposits and indebtedness, whether now existing or hereafter incurred, and other non-equity claims on us, with respect to assets available to satisfy claims. Additionally, holders of common stock are subject to the prior liquidation rights of the holders of any outstanding debt we have now or may issue in the future and may be subject to the prior dividend and liquidation rights of any series of preferred stock we may issue in the future.

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

We could reduce or discontinue the payment of dividends on our common stock.

The ability of the Bank to pay dividends to the Company and of the Company to pay dividends to our shareholders is limited by applicable federal and California law and regulations. If the Bank is unable to meet regulatory requirements to pay dividends or make other distributions to CVB, CVB will be unable to pay dividends to its shareholders. In addition, our Board of Directors could decide in the future to reduce or discontinue the payment of cash dividends on our common stock in its sole discretion. See “Business — Regulation and Supervision” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow.”

Other Risks

We may face other risks.

From time to time, we detail other risks with respect to our business and/or financial results in our filings with the SEC. For further discussion on additional areas of risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Cyber criminals are becoming more sophisticated and effective every day, and they are increasingly targeting financial institutions. All companies utilizing technology are subject to threats and potential breaches of their cybersecurity programs. Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized access, disclosure or destruction of data, including customer and bank information. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management and make securing the data customers and other stakeholders entrust to us a top priority. Our board of directors (the “Board”), through our Audit Committee, and our management, are actively involved in the oversight of our cybersecurity risk management program.

As described in more detail below, we have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies, standards, processes, and procedures, and cyber security safeguards will be sufficient to protect against all possible threats and properly followed in every instance, or that those policies and procedures will be effective. Although our Risk Factors include further detail about the material cybersecurity risks we face, we believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk Management and Strategy

Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are based on applicable banking regulations, including the Interagency Guidelines Establishing Information Security Standards (“Interagency Guidelines”), and the Cybersecurity Assessment Tool (CAT2). Our cybersecurity program in particular focuses on the following key areas:

Process

Our cybersecurity risks are identified and addressed through a cross-functional approach that includes coordination through our Corporate Information Security Committee, which includes senior managers in our information security, information technology, operations, risk, compliance and privacy departments or functions. Key security, operations, risk, compliance and privacy stakeholders meet regularly to develop strategies for preserving the confidentiality, integrity and availability of Company and customer information, identifying, preventing and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and our Board in a timely manner.

Risk Assessment

At least annually, we conduct a cybersecurity risk assessment that takes into account information from internal stakeholders, known information security vulnerabilities, and information from external sources (e.g., reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants). The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to our Board, Audit Committee and members of management.

Technical Safeguards

We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.

Incident Response, Recovery Planning and Disclosure

Our Bank is subject to the Interagency Guidelines, as noted above, and our Company is subject to the SEC’s Rules on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure by Public Companies adopted in July 2023. In accordance with these rules and regulations, we have sought to establish comprehensive incident response and recovery plans, and we continue to regularly test and evaluate the effectiveness of those plans. Our incident response and recovery plans address — and guide our employees, management and the Board on — our planned response to a cybersecurity incident. With respect to the potential disclosure of material cybersecurity incidents, we have designated our management Financial Review and Disclosure Committee as the proper forum to address such issues. Members of Financial Review and Disclosure Committee include the Chief Financial Officer (“CFO”), General Counsel, Chief Operating Officer (“COO”), Chief Risk Officer (“CRO”), and the Chief Information Security Officer (“CISO”).

Third-Party Risk Management

We have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers, in the manner and to the extent required by our bank regulators and applicable regulations. Such third-party providers are subject to security risk assessments at the time of onboarding, and contract renewal. We use a variety of inputs in such risk assessments, including information supplied by such third-party providers and other industry sources. In addition, we require our third-party providers to meet appropriate security requirements, controls and responsibilities and to investigate and report on security incidents that have impacted their operations, as appropriate.

Education and Awareness

Our policies require each of our employees to participate in our data security efforts. We regularly remind employees of the importance of handling and protecting customer and employee data, including through annual privacy and security training to enhance employee awareness of how to detect and respond to cybersecurity threats. We also conduct regular phishing email exercises and training to test employees of security practices to mitigate this threat.

External Assessments

Our cybersecurity policies, standards, processes and practices are periodically assessed by third parties and internal and external auditors. These assessments include a variety of activities including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of significant assessments are reported to senior management and our Board through its Audit Committee. Cybersecurity processes are adjusted based on the information provided from these assessments.

Governance

Board Oversight

Our Board, through its Audit Committee, oversees the management of our cybersecurity program led by our CISO. The Audit Committee receives regular reports from management about the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents, including material security risks and information security vulnerabilities. Specifically, the Audit Committee receives regular updates from our CISO on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, external auditor feedback, and any relevant internal and industry cybersecurity incidents.

Management’s Responsibility

The Bank's cybersecurity program is managed by our CISO, who reports to the Audit Committee. Management’s Corporate Information Security Committee (the “Security Committee”), led by our CISO, is a governance body that drives alignment on security decisions across multiple departments and functional areas within the Bank, while monitoring and managing Cyber risks to minimize exposure to the Bank. Members of the Security Committee include the Chief Information Officer (“CIO”), the CRO, and the COO. The Security Committee oversees processes for assessing, identifying, and managing material risks from cybersecurity threats. The Security Committee meets at least quarterly to review cybersecurity performance metrics, identify cybersecurity risks, and assess the status of approved cybersecurity enhancements. The Security Committee also considers and makes recommendations on cybersecurity policies and procedures, service requirements, and risk mitigation strategies.

Our CISO has more than 20 years of Information Technology and Information Security experience in financial services including two other regional banks. He holds an undergraduate and master’s degree in Cybersecurity and Information Assurance. Our CIO has 24 years of Information Technology (IT) experience and 17 years of experience in the financial services industry. Our CRO has more than 32 years of experience in Banking and over 14 years of experience in risk management, compliance, and BSA. Our COO is a seasoned bank operations executive with experience in loan servicing and documentation, cash management services, payment operations, information technology, vendor management, and treasury services.

ITEM 2. PROPERTIES

The principal executive offices of the Company and the Bank are located in Ontario, California, and are owned by the Company.

As of December 31, 2023, the Bank occupied a total of 65 premises consisting of (i) 62 Banking Centers (“Centers”) of which one Center is located at our Corporate Headquarters in Ontario California, and (ii) three operation and technology centers. We own 14 of these locations and the remaining properties are leased under various agreements with expiration dates ranging from 2024 through 2030. All properties are located in Southern and Central California.

For additional information concerning properties, see Note 8 — Premises and Equipment of the Notes to the consolidated financial statements included in this report. See “Item 8 — Financial Statements and Supplemental Data.”

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to, actions involving securities litigation, employment matters, wage-hour and labor law claims, consumer claims, regulatory compliance claims, data privacy claims, lender liability claims, bankruptcy-related claims and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors. For additional information concerning legal proceedings, see Note 13 Commitments and Contingencies of the Notes to the consolidated financial statements included in this report.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CVB’s common stock is traded on the NASDAQ Global Select National Market under the symbol “CVBF.” CVB had approximately 139,374,072 shares of common stock outstanding with 1,916 registered shareholders of record as of February 9, 2024.

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its shareholders and on the Bank to pay dividends to CVB, see “Item 1. Business-Regulation and Supervision — Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow.”

Issuer Purchases of Equity Securities

On February 1, 2022, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations ("2022 Repurchase Program"). We did not repurchase any shares of our common stock during the quarter ended December 31, 2023. As of December 31, 2023, an aggregate of 4,300,059 shares remained available for repurchase under our 2022 Repurchase Program. The only shares repurchased during the fourth quarter of 2023 were shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Available for Repurchase Under the Plans or Programs

October 1 - 31, 2023	1,129	$15.82	—	4,300,059
November 1 - 30, 2023	243	$18.51	—	4,300,059
December 1- 31, 2023	346	$20.89	—	4,300,059
Total	1,718	$17.22	—	4,300,059

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

The following graph compares the yearly percentage change in CVB’s cumulative total shareholder return (stock price appreciation plus reinvested dividends) on common stock to (i) the cumulative total return of the Nasdaq Composite Index; and (ii) the Keefe, Bruyette and Woods (“KBW”) Nasdaq Regional Banking Index (“KRX”) (comprised of 50 banks and bank holding companies headquartered throughout the country) which the Company uses as the Company's peers for performance and compensatory purposes. The graph assumes an initial investment of $100 on December 31, 2017, and reinvestment of dividends through December 31, 2023. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CVB Financial Corp., the NASDAQ Composite Index,
and KBW Nasdaq Regional Banking Index

$300
$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
CVB Financial Corp.
NASDAQ Composite
KBW Nasdaq Regional Banking Index

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ASSUMES $100 INVESTED ON DECEMBER 31, 2018

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2023

Company/Market/Peer Group	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
CVB Financial Corp.	100.00	110.21	104.45	118.63	147.13	120.05
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
KBW Nasdaq Regional Banking Index	100.00	124.51	114.06	149.12	139.27	141.23

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

Allowance for Credit Losses (“ACL”) — Our allowance for credit losses is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. Risk attributes for commercial real estate loans include Original Loan to Value ratios ("OLTV"), origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans. The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans (excluding Paycheck Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the amortized cost basis of the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes. Our methodology for assessing the appropriateness of the allowance is reviewed on a regular basis and considers overall risks in the Bank’s loan portfolio.

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

Valuation and Recoverability of Goodwill — Goodwill represented $765.8 million of our $16.02 billion in total assets as of December 31, 2023. The Company has one reportable segment. Goodwill has an indefinite useful life and is not amortized, but is tested for impairment at least annually, or more frequently, if events and circumstances exist that indicate that a goodwill impairment test should be performed. Such events and circumstances may include among others, a significant adverse change in legal factors or in the general business climate, significant decline in our stock price and market capitalization, unanticipated competition, the testing for recoverability of a significant asset group within the reporting unit, and an adverse action or assessment by a regulating body. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

Based on the results of our annual goodwill impairment test, we determined that no goodwill impairment charges were required as our single reportable segment’s fair value exceeded its carrying amount. As of December 31, 2023, we determined there were no events or circumstances which would more likely than not reduce the fair value of our reportable segment below its carrying amount. Note 3 — Summary of Significant Accounting Policies of our consolidated financial statements presented elsewhere in this report

For complete discussion and disclosure of other accounting policies see Note 3 — Summary of Significant Accounting Policies of the Company’s consolidated financial statements presented elsewhere in this report.

Recently Issued Accounting Pronouncements but Not Adopted as of December 31, 2023

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

ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures Issued December 2023

On December 14, 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU enhances annual income tax disclosures to address investor requests for more detailed information about tax risks and improved transparency of income tax disclosures. The two primary enhancements disaggregate existing income tax disclosures related to the effective tax rate reconciliation and information on income taxes paid disaggregated by jurisdiction. This ASU is effective for annual reporting periods beginning after December 15, 2024 and are to be applied on a prospective basis; early adoption is permitted.

		1st Quarter 2025	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

OVERVIEW

For the year ended December 31, 2023, we reported net earnings of $221.4 million, compared with $235.4 million for 2022, a $14.0 million, or 5.94%, decrease from the prior year. Diluted earnings per share of $1.59 for 2023, decreased by $0.08, or 4.8%, when compared to $1.67 for 2022. Net income was negatively impacted by a $9.2 million expense accrual for the FDIC’s final rule that implements a special assessment (Special FDIC Assessment) that will be collected over eight quarters beginning in 2024. Net earnings of $221.4 million produced a return on average equity (“ROAE”) of 11.03%, a return on average tangible common equity (“ROATCE”) of 18.48% and a return on average assets (“ROAA”) of 1.35%. Our net interest margin, tax equivalent (“NIM”), was 3.31% for 2023, while our efficiency ratio was 42.0%.

Net interest income of $488.0 million for the year ended December 31, 2023, decreased $17.5 million, or 3.47%, compared to the same period of 2022. Interest income grew by $91.7 million, or 17.81%, in 2023, offset by a $109.2 million increase in interest expense year-over-year. Cost of funds for 2023 increased by 77 basis points over 2022, while the earning asset yield grew by 74 basis points. Average earning assets declined by $610.4 million year-over-year.

Noninterest expense increased from $216.6 million in 2022 to $229.9 million in 2023. The $13.3 million increase in noninterest expense included a $12.2 million increase in regulatory assessment expense, including the $9.2 million Special FDIC assessment.

At December 31, 2023, total assets of $16.02 billion decreased by $455.5 million, or 2.76%, from total assets of $16.48 billion at December 31, 2022. Interest-earning assets of $14.46 billion at December 31, 2023 decreased by $509.5 million, or 3.40%, when compared with $14.97 billion at December 31, 2022. The decrease in interest-earning assets was primarily due to a $388.8 million decrease in investment securities and a $174.5 million decrease in total loans, partially offset by an increase of $64.7 million in interest-earning balances due from the Federal Reserve.

Total investment securities were $5.42 billion at December 31, 2023, a decrease of $388.8 million, or 6.69%, from $5.81 billion at December 31, 2022, primarily due to repayments and maturities. At December 31, 2023, investment securities held-to-maturity (“HTM”) totaled $2.46 billion. At December 31, 2023, investment securities AFS totaled $2.96 billion, inclusive of a pre-tax net unrealized loss of $449.8 million. AFS securities decreased by $299.1 million, or 9.19%, from $3.26 billion December 31, 2022, net of a $50.3 million decrease in the pre-tax unrealized loss. Our tax equivalent yield on our investment portfolio grew from 2.03% for 2022 to 2.52% for 2023. The 49 basis point increase in the yield on investment securities from the prior year was impacted by the positive spread generated from fair-value hedging of certain AFS securities, in which the Company receives daily SOFR and pays a weighted average fixed cost of approximately 3.8%.

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The fair value of these instruments totaled $6.9 million and were reflected as a liability at December 31, 2023. These instruments generated interest income of $8.2 million for the year ended December 31, 2023. Refer to Note 19 – Derivative Financial Instruments of the notes to the consolidated financial statements of this report for additional information.

Total loans and leases, at amortized cost, of $8.90 billion at December 31, 2023, decreased by $174.5 million, or 1.92%, from $9.08 billion at December 31, 2022. After adjusting for PPP loans, which declined by $6.4 million, our core loans decreased by $168.1 million, or 1.85% from December 31, 2022. Loan growth continues to be impacted by a slowdown in loan demand with our new loan production decreasing throughout the second half of 2023. The $168.1 million decreases included $100.4 million in commercial real estate loans, $21.5 million in construction loans, $20.7 million in dairy & livestock and agribusiness loans, $20.3 million in SBA loans, $7.5 million in municipal lease financings, and $22.7 million in consumer and other loans. Commercial and industrial loans increased by $21.2 million although line utilization decreased from 33% to 29%. Our loan yields were 5.04% for the year ended December 31, 2023, compared to 4.49% for 2022. This 55 basis point increase in our loan yields year-over-year was the result of recent increases in interest rates, highlighted by the 525 basis point increase in the Fed Funds rate since the end of the first quarter of 2022.

The allowance for credit losses totaled $86.8 million at December 31, 2023, compared to $85.1 million at December 31, 2022. At December 31, 2023, ACL as a percentage of total loans and leases outstanding was 0.98%. This compares to 0.94% at December 31, 2022. The changes in our allowance over the last few quarters have been primarily due to changes in our economic forecast. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. The resulting economic forecast reflects a modest decline in GDP for the first three quarters of 2024, with a return to positive GDP growth in the fourth quarter of 2024. GDP is forecasted to increase by 0.92% in 2025, before reaching a more robust growth rate of 2.6% in 2026. Commercial Real Estate values are forecasted to continue their decline until reaching their lowest level in the third quarter 2024. Unemployment is forecasted to rise in 2024 and throughout 2025.

Unemployment is forecasted to exceed 5% in 2024 and then peak at 5.7% in the first quarter of 2025. The unemployment rate forecast then declines to less than 5% in the third quarter of 2026.

Since March of 2022 to December of 2023, the Federal Reserve has increased the Federal Funds rate by 525 basis points to the target range of 5.25% to 5.50%. In comparison to the rising Federal Funds rate, our average cost of deposits has increased from three basis points for the first quarter of 2022 to 62 basis points for the fourth quarter of 2023. The change in market interest rates that has resulted from the Federal Reserve's monetary policies has impacted the availability of higher interest rates on short-term alternatives to deposits, such as money market mutual funds and treasury notes. These higher yielding alternatives, as well as overall inflationary increases on spending, have impacted our deposit levels over the last year. On January 31, 2024, the Federal Reserve announced that they would maintain the overnight Fed Funds rate at the current range of 5.25% to 5.50% noting that, despite an easing in the inflation rate over the past year, they do not expect it will be appropriate to reduce the target range until they have gained greater confidence that inflation is moving sustainably toward their goal of 2%.

Noninterest-bearing deposits were $7.21 billion at December 31, 2023, a decrease of $958.2 million, or 11.74% when compared to $8.16 billion at December 31, 2022. At December 31, 2023, noninterest-bearing deposits were 63.03% of total deposits, compared to 63.60% at December 31, 2022.

Interest-bearing deposits were $4.23 billion at December 31, 2023, a decrease of $444.4 million, or 9.51%, when compared to $4.67 billion at December 31, 2022. Customer repurchase agreements totaled $271.6 million at December 31, 2023, compared to $565.4 million at December 31, 2022. Our average cost of total deposits including customer repurchase agreements for 2023 was 0.41%, compared to 0.05% for 2022.

Overall, we have experienced a decline in deposit levels due to higher cash outflows on customer accounts resulting from inflationary pressures, as well as the impact of higher interest rates that has led to deposits moving to higher yielding alternatives, such as money market funds and short-term treasury notes. These higher interest rates resulting from the Federal Reserve’s significant increase in the federal funds rate over the last year have continued to impact deposit levels, including approximately $800 million of funds on deposit at the end of 2022 that were transferred from the Bank’s balance sheet by customers to be invested by CitizensTrust in higher yielding instruments such as United States treasury notes or bonds.

At December 31, 2023, total borrowings of $2.07 billion consisted of $1.91 billion of one-year advances from the Federal Reserve’s Bank Term Funding Program ("BTFP"), at a weighted average cost of 4.78% and $160 million of short-term Federal Home Loan Bank ("FHLB") advances, at an average cost of approximately 5.7%. Borrowings increased $1.08 billion from $995.0 million at December 31, 2022. These higher cost short-term borrowings and an increase in the cost of deposits and customer repurchase agreements from five basis points for the year ended December 31, 2022 to 41 basis points for 2023, increased our cost of funds by 77 basis points to 0.83% for the year ended December 31 2023.

The Company’s total equity was $2.08 billion at December 31, 2023. This represented an overall increase of $129.5 million from total equity of $1.95 billion at December 31, 2022. Increases to equity included $221.4 million in net earnings and a $31.2 million increase in other comprehensive income, that were partially offset by $111.6 million in cash dividends. We engaged in no stock repurchases during the second, third and fourth quarters of 2023, compared to the first quarter of 2023, when we repurchased 791,800 shares of common stock, at an average repurchase price of $23.43, totaling $18.5 million. The Company's 2022 10b5-1 stock repurchase plan expired on March 2, 2023. Our tangible book value per share at December 31, 2023 was $9.31.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of December 31, 2023, the Company’s Tier 1 leverage capital ratio totaled 10.27%, our common equity Tier 1 ratio totaled 14.65%, our Tier 1 risk-based capital ratio totaled 14.65%, and our total risk-based capital ratio totaled 15.50%. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies. Refer to our Analysis of Financial Condition — Capital Resources.

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

Suncrest had seven branch locations and two loan production offices in California’s Central Valley and the Sacramento area, which opened as Citizens Business Bank locations on January 10, 2022. The integration of Suncrest, including the conversion of core systems in the first quarter of 2022, was completed with the consolidation of two banking centers during the second quarter of 2022. For the year ended December 31, 2022, the Company incurred non-recurring merger related expenses associated with the Suncrest acquisition of $6.0 million.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

				Variance
	Year Ended December 31,			2023		2022
	2023	2022	2021	$	%	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$487,990	$505,513	$414,550	$(17,523)	(3.47)%	$90,963	21.94%
(Provision for) recapture of credit losses	(2,000)	(10,600)	25,500	8,600	81.13%	(36,100)	(141.57)%
Noninterest income	59,330	49,989	47,385	9,341	18.69%	2,604	5.50%
Noninterest expense	(229,886)	(216,555)	(189,787)	(13,331)	(6.16)%	(26,768)	(14.10)%
Income taxes	(93,999)	(92,922)	(85,127)	(1,077)	(1.16)%	(7,795)	(9.16)%
Net earnings	$221,435	$235,425	$212,521	$(13,990)	(5.94)%	$22,904	10.78%
Earnings per common share:
Basic	$1.59	$1.67	$1.57	$(0.08)		$0.10
Diluted	$1.59	$1.67	$1.56	$(0.08)		$0.11
Return on average assets	1.35%	1.39%	1.38%	(0.04)%		0.01%
Return on average shareholders’ equity	11.03%	11.39%	10.30%	(0.36)%		1.09%
Efficiency ratio	42.00%	38.98%	41.09%	3.02%		(2.11)%
Noninterest expense to average assets	1.41%	1.28%	1.24%	0.13%		0.04%

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

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Net Income	$221,435	$235,425	$212,521
Add: Amortization of intangible assets	6,452	7,566	8,240
Less: Tax effect of amortization of intangible assets (1)	(1,907)	(2,237)	(2,436)
Tangible net income	$225,980	$240,754	$218,325

Average stockholders’ equity	$2,006,882	$2,066,463	$2,063,360
Less: Average goodwill	(765,822)	(764,143)	(663,707)
Less: Average intangible assets	(18,434)	(25,376)	(29,328)
Average tangible common equity	$1,222,626	$1,276,944	$1,370,325

Return on average equity, annualized	11.03%	11.39%	10.30%
Return on average tangible common equity	18.48%	18.85%	15.93%

(1)
Tax effected at respective statutory rates.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans, investments and interest earning cash (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the years ended December 31, 2023, 2022 and 2021. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary policy, and the strength of the global, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, the growth and maturity of earning assets, and derivative financial instruments. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability and Market Risk Management — Interest Rate Sensitivity Management included herein.

The tables below present the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

Interest-Earning Assets and Interest-Bearing Liabilities

	Year Ended December 31,
	2023			2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$3,040,968	$82,889	2.73%	$3,505,517	$67,803	1.96%	$2,820,050	$37,532	1.36%
Tax-advantaged	25,319	674	3.19%	27,070	705	3.12%	29,855	741	2.97%
Held-to-maturity securities:
Taxable	2,132,360	44,990	2.11%	2,090,984	41,403	1.99%	1,007,982	17,747	1.86%
Tax-advantaged	380,841	9,760	3.10%	315,983	7,645	2.97%	200,572	4,428	2.67%
Investment in FHLB stock	25,078	1,861	7.42%	18,309	1,207	6.59%	17,688	1,019	5.76%
Interest-earning deposits with other institutions	331,156	17,861	5.39%	804,744	6,713	0.83%	1,953,209	2,569	0.13%
Loans (2)	8,893,335	448,295	5.04%	8,676,820	389,192	4.49%	8,065,877	356,594	4.42%
Total interest-earning assets	14,829,057	606,330	4.10%	15,439,427	514,668	3.36%	14,095,233	420,630	3.02%
Total noninterest-earning assets	1,517,115			1,472,234			1,255,288
Total assets	$16,346,172			$16,911,661			$15,350,521
INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,340,529	49,019	1.13%	$4,866,503	6,591	0.14%	$4,249,379	4,145	0.10%
Time deposits	304,053	2,516	0.83%	358,578	239	0.07%	375,666	1,201	0.32%
Total interest-bearing deposits	4,644,582	51,535	1.11%	5,225,081	6,830	0.13%	4,625,045	5,346	0.12%
FHLB advances, other borrowings, and customer repurchase agreements	1,773,211	66,805	3.77%	613,962	2,325	0.38%	624,068	734	0.12%
Interest-bearing liabilities	6,417,793	118,340	1.84%	5,839,043	9,155	0.16%	5,249,113	6,080	0.12%
Noninterest-bearing deposits	7,793,336			8,839,577			7,817,627
Other liabilities	128,161			166,578			220,421
Stockholders’ equity	2,006,882			2,066,463			2,063,360
Total liabilities and stockholders’ equity	$16,346,172			$16,911,661			$15,350,521
Net interest income		$487,990			$505,513			$414,550
Net interest spread - tax equivalent			2.26%			3.20%			2.90%
Net interest margin			3.29%			3.29%			2.96%
Net interest margin - tax equivalent			3.31%			3.30%			2.97%

(1)
Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 21% in effect for the years ended December 31, 2023, 2022 and 2021. The non-TE rates for total investment securities was 2.48%, 2.00% and 1.53% for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)
Includes loan fees of $3.1 million, $8.1 million and $27.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Prepayment penalty fees of $2.5 million, $6.9 million and $9.0 million are included in interest income for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Year Ended December 31,
	2023 Compared to 2022 Increase (Decrease) Due to				2022 Compared to 2021 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(8,089)	$26,314	$(3,139)	$15,086	$9,413	$16,675	$4,183	$30,271
Tax-advantaged investment securities	(46)	16	(1)	(31)	(69)	37	(4)	(36)
Held-to-maturity securities:
Taxable investment securities	962	2,566	59	3,587	21,048	1,257	1,351	23,656
Tax-advantaged investment securities	1,716	326	73	2,115	2,440	501	276	3,217
Investment in FHLB stock	446	152	56	654	36	147	5	188
Interest-earning deposits with other institutions	(3,951)	36,691	(21,592)	11,148	(1,511)	13,724	(8,069)	4,144
Loans	9,712	48,189	1,202	59,103	27,010	5,195	393	32,598
Total interest income	750	114,254	(23,342)	91,662	58,367	37,536	(1,865)	94,038
Interest expense:
Savings deposits	(712)	48,368	(5,228)	42,428	602	1,610	234	2,446
Time deposits	(36)	2,728	(415)	2,277	(55)	(951)	44	(962)
FHLB advances, other borrowings, and customer repurchase agreements	4,390	20,806	39,284	64,480	(12)	1,632	(29)	1,591
Total interest expense	3,642	71,902	33,641	109,185	535	2,291	249	3,075
Net interest income	$(2,892)	$42,352	$(56,983)	$(17,523)	$57,832	$35,245	$(2,114)	$90,963

2023 Compared to 2022

Net interest income, before provision for credit losses of $488.0 million for 2023 decreased $17.5 million, or 3.47%, compared to $505.5 million for 2022. Interest income grew by $91.7 million, or 17.81% in 2023, offset by a $109.2 million increase in interest expense year-over-year. Cost of funds for 2023 increased by 77 basis points over 2022, while the earning asset yield grew by 74 basis points. Interest-earning assets decreased on average by $610.4 million, or 3.95%, from $15.44 billion for 2022 to $14.83 billion for 2023. Our net interest margin (TE) was 3.31% for 2023, compared to 3.30% for 2022.

Total interest income for 2023 of $606.3 million grew by $91.7 million, or 17.81%, when compared to 2022. Compared to 2022, average interest-earning assets decreased $610.4 million and the yield on interest-earning assets increased by 74 basis point from 3.36% for 2022 to 4.10% for 2023. The $610.4 million year-over-year decrease in earning assets resulted from a $471.9 million decrease in average earning balances due from the Federal Reserve and a decline of $360.1 million in average investment securities, offset by $216.5 million of growth in average loans. The 74 basis point increase in the earning asset yield over 2022 resulted from a 55 basis point increase in loan yields, from 4.49% for 2022 to 5.04% for 2023, as well as a change in the mix of earning assets. Average loans as a percentage of earning assets grew from 56.20% for 2022 to 59.97% for 2023. Average investments as a percentage of earning assets decreased to 37.63% for 2023 from 38.47% for 2022. The tax-equivalent yield on investment securities was 2.52% for 2023, compared to 2.03% for 2022.

Total interest income and fees on loans for 2023 of $448.3 million increased $59.1 million, or 15.19%, when compared to 2022. This increase in income was partly due to growth in average loans of $216.5 million, as well as higher loan yields. Loan yields were 5.04% for 2023, compared to 4.49% for 2022. Discount accretion on acquired loans decreased by $4.0 million and interest and fee income from PPP loans declined by $5.4 million compared to 2022. After excluding discount accretion and the impact from PPP loans, our loan yields grew by 63 basis points compared to 2022. Loan yields grew year-over-year, as rising interest rates contributed to an increase in yields on loans indexed to the Prime rate or other short-term indexes, as well as higher rates from newly originated loans.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at December 31, 2023 and 2022. As of December 31, 2023 and 2022, we had $21.3 million and $4.9 million of nonaccrual loans, respectively.

Interest income from investment securities was $138.3 million for 2023, a $20.8 million, or 17.66%, increase from $117.6 million for 2022. This increase was driven by a 49 basis point increase in the yield on securities, compared to 2022. This 49 basis point increase in the yield on investment securities from the prior year period was impacted by the positive spread generated from the pay-fixed swaps we entered into at the end of the second quarter of 2023. The positive carry on these fair value hedges resulted in approximately $8.2 million of interest income associated with these interest rate swaps. Excluding the impact of these swaps, 2023 investment yields increased by 33 basis points from 2022. Average investment securities declined by $360.1 million from 2022.

Interest expense of $118.3 million for 2023 increased $109.2 million, compared to $9.2 million for 2022. Total cost of funds for 2023 was 0.83%, compared with 0.06% for 2022. This 77 basis point increase in cost of funds was the result of the increase in the cost of interest-bearing deposits and the addition of $1.35 billion of borrowings, on average, for 2023, at an average cost of 4.88%. Average interest-bearing deposits declined by $580.5 million when compared 2022. The average rate paid on interest-bearing liabilities increased by 168 basis points, to 1.84% for 2023 from 0.16% for 2022. Likewise, the rate on interest-bearing deposits for 2023 increased by 98 basis points from 2022. Noninterest bearing deposits continued to be greater than 60% of total deposits in 2023. Average noninterest-bearing deposits were 62.66% of our total deposits for 2023, compared to 62.85% for 2022.

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

Total interest income for 2022 of $514.7 million grew by $94.0 million, or 22.36%, when compared to 2021. The increase in interest income was due to a combination of growth in average interest-earning assets of $1.34 billion and a 34 basis point expansion of the earning asset yield, from 3.02% for 2021 to 3.36% for 2022. The $1.34 billion increase in average earning assets for 2022 benefited from the acquisition of $775 million of loans from Suncrest at the beginning of the year, as well as core loan growth, which excluding Suncrest and the $538.3 million decline in average PPP loans was $374.7 million, and a $1.88 billion increase in the average size of our investment portfolio. The 34 basis point increase in the earning asset yield was due to a 47 basis point increase in security yields, a seven basis point increase in loan yields, and impacted by the change in the composition of average earning assets, with the investment portfolio growing from 28.79% to 38.47% of average earnings assets, while funds held at the Federal Reserve on average declined from 13.64% to 5.15% for 2022, compared to 2021. Average loans as a percentage of earning assets declined from 57.22% for 2021 to 56.20% for 2022. Throughout 2022, we deployed some of the excess liquidity previously held on deposit at the Federal Reserve into additional investment securities by purchasing approximately $1.76 billion in securities.

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

We recorded provision for credit losses of $2.0 million in 2023, and experienced credit charge-offs of $405,000 and total recoveries of $130,000, resulting in net charge-offs of $275,000. The year-to-date provision for credit losses of $2.0 million was the result of an overall increase in projected loss rates from 0.94% at the end of 2022 to 0.98% at December 31, 2023. For 2022, we recorded $10.6 million in provision for credit losses in 2022, and experienced credit charge-offs of $197,000 and total recoveries of $1.1 million, resulting in net recoveries of $893,000. The modest changes in projected loss rates continue to be driven primarily by economic forecast changes to various macroeconomic variables such as GDP growth, commercial real estate values and the rate of unemployment. Refer to the discussion of “Allowance for Credit Losses” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

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

Noninterest Income

Noninterest income includes income derived from financial services offered to our customers, such as CitizensTrust, merchant processing and card services, international banking, and other business services. Also included in noninterest income are service charges and fees, primarily from deposit accounts, gains (net of losses) from the disposition of investment securities, loans, other real estate owned, and fixed assets, and other revenues not included as interest on earning assets.

The following table sets forth the various components of noninterest income for the periods presented.

				Variance
	Year Ended December 31,			2023		2022
	2023	2022	2021	$	%	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$20,219	$21,382	$17,152	$(1,163)	(5.44)%	$4,230	24.66%
Trust and investment services	12,556	11,518	11,571	1,038	9.01%	(53)	(0.46)%
Bankcard services	1,627	1,470	1,789	157	10.68%	(319)	(17.83)%
BOLI income	12,751	5,356	8,500	7,395	138.07%	(3,144)	(36.99)%
Swap fee income	632	—	382	632	—	(382)	(100.00)%
Gain on OREO, net	—	—	1,177	—	—	(1,177)	(100.00)%
Gain on sale of building, net	—	2,717	189	(2,717)	(100.00)%	2,528	1337.57%
Gain on sale of other investments	2,575	—	—	2,575	—	—	0.00%
Other	8,970	7,546	6,625	1,424	18.87%	921	13.90%
Total noninterest income	$59,330	$49,989	$47,385	$9,341	18.69%	$2,604	5.50%

2023 Compared to 2022

The $9.3 million increase in noninterest income included $2.6 million in gain from an equity fund distribution related to a CRA investment, while 2022 included a $2.4 million net gain on the sale of one of our properties. Service charges on deposit accounts decreased by $1.2 million, or 5.44% from the year ended December 31, 2022. Trust management fees increased by $1.0 million, or 9.01% compared to 2022. Income from Bank-Owned Life Insurance ("BOLI") increased by $7.4 million from the prior year, primarily due to approximately $6.5 million net increase in cash surrender value resulting from the surrender and redeployment of various BOLI policies at the end 2023, which offset the tax expense impact of the taxable gains generated from the surrendered policies.

Service fees on deposits include analysis fees, NSF fees, as well as other deposit fees. For 2023, service fees on deposits declined by approximately $1.2 million, when compared to 2022. More than half of this decline was due to lower NSF fee income in 2023.

Trust and Investment Services represents our CitizensTrust group. The CitizensTrust group is made up of wealth management and investment services. They provide a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At December 31, 2023, CitizensTrust had approximately $4.0 billion in assets under management and administration, including $2.81 billion in assets under management. CitizensTrust generated fees of $12.6 million for 2023, compared to $11.5 million for 2022. The increase in fees in 2023 included both the impact on market values of changes in equity and fixed income markets but also increased flows of funds from customers, including liquidity management of funds formerly on deposit with the Bank.

The Bank’s investment in BOLI includes life insurance policies generally acquired through acquisitions or the purchase of life insurance by the Bank on a select group of employees to fund deferred compensation plans. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. At the end of the fourth quarter of 2023, the Company partially restructured its BOLI assets by surrendering various policies valued at approximately $68 million, resulting in a write-down of asset values of more than $4 million and additional income tax expense and penalties of more than $6 million. This combined restructuring charge was offset by increases of approximately $10 million to the cash surrender value resulting from the purchase of $109 million of new policies during the quarter, reflecting a net increase to noninterest income of $6.5 million and additional tax expense of approximately $6.5 million. The new policies will have an initial crediting rate that is approximately 300 basis points higher than the policies that we surrendered. Separate account BOLI policies that fund deferred compensation increased in value in 2023, compared to declines in value in 2022, due to the overall performance of the selected investments within these policies. Income from our BOLI policies for 2023 also included $935,000 of death benefits that exceeded cash surrender values, compared to $3.6 million of death benefits for 2022.

The Bank has entered into interest rate swap agreements with our customers to manage our interest rate risk and enters into identical offsetting swaps with a counterparty. The changes in the fair value of these non-hedged swaps primarily offset each other resulting in swap fee income. Generally speaking, our volume of back-to-back interest rate swaps is impacted by the level and shape of the yield curve and the Bank's management of interest rate risk. Swap fee income was higher than 2022, primarily due to LIBOR indexed swaps that were converted to term SOFR in 2023 generating fee income of approximately $620,000. We executed on swap agreements related to new loan originations with a notional amount totaling $1.0 million for 2023. There were no executed swap agreements related to new loan originations for 2022. Refer to Note 19 — Derivative Financial Instruments of the notes to the consolidated financial statements of this report for additional information.

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

Swap fee income decreased $382,000 compared to 2021, as there were no executed swap agreements related to new loan originations for 2022. There were no executed swap agreements related to new loan originations for 2022, compared to $25.3 million for 2021. The volume of interest rate swaps can be impacted by competitive factors, as well as the current and forecasted interest rate environment.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

				Variance
	Year Ended December 31,			2023		2022
	2023	2022	2021	$	%	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$139,191	$131,596	$117,871	$7,595	5.77%	$13,725	11.64%
Occupancy	18,492	18,825	16,765	(333)	(1.77)%	2,060	12.29%
Equipment	3,617	3,912	2,991	(295)	(7.54)%	921	30.79%
Professional services	9,082	9,362	7,967	(280)	(2.99)%	1,395	17.51%
Computer software expense	14,051	13,503	11,584	548	4.06%	1,919	16.57%
Marketing and promotion	6,756	6,296	4,623	460	7.31%	1,673	36.19%
Amortization of intangible assets	6,452	7,566	8,240	(1,114)	(14.72)%	(674)	(8.18)%
Telecommunications expense	2,010	2,193	2,105	(183)	(8.34)%	88	4.18%
Regulatory assessments	17,710	5,477	4,695	12,233	223.35%	782	16.66%
Insurance	2,025	1,968	1,840	57	2.90%	128	6.96%
Loan expense	1,078	1,041	1,113	37	3.55%	(72)	(6.47)%
OREO expense	1	(3)	49	4	133.33%	(52)	(106.12)%
(Recapture of) provision for unfunded loan commitments	(500)	—	(1,000)	(500)	—	1,000	100.00%
Directors’ expenses	1,202	1,426	1,539	(224)	(15.71)%	(113)	(7.34)%
Stationery and supplies	768	988	962	(220)	(22.27)%	26	2.70%
Acquisition related expenses	—	6,013	962	(6,013)	(100.00)%	5,051	525.05%
Other	7,951	6,392	7,481	1,559	24.39%	(1,089)	(14.56)%
Total noninterest expense	$229,886	$216,555	$189,787	$13,331	6.16%	$26,768	14.10%

Noninterest expense to average assets	1.41%	1.28%	1.24%
Efficiency ratio (1)	42.00%	38.98%	41.09%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.41% for 2023, compared to 1.28% for 2022 and 1.24% for 2021, respectively. This ratio was negatively impacted by a $9.2 million expense accrual for the FDIC Special Assessment that will be collected over eight quarters starting in 2024. The ratio was negatively impacted in 2022 as a result of $6 million of acquisition expense associated with Suncrest. The increase in this ratio from 2022 to 2023, also reflects the impact of inflationary pressures on staff related expenses, which grew by 5.77%. The increase in this ratio for 2022 compared with 2021 reflects the impact of inflationary pressures on staff related expenses and expense growth associated with Suncrest.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 42.00% for 2023, compared to 38.98% for 2022 and 41.09% for 2021. The increase in the efficiency ratio in 2023 was primarily due to increased regulatory assessment expense, including the FDIC Special Assessment, and inflationary pressures on staff related expenses.

2023 Compared to 2022

Noninterest expense of $229.9 million for the year ended December 31, 2023 was $13.3 million higher than 2022. Year-over-year increases included $12.2 million in regulatory assessments, including the $9.2 million FDIC special assessment, and $7.6 million in salaries and employee benefits, primarily due to inflationary pressures on salaries and benefits and a $2.9 million decline in the contra expense for deferred origination costs due to fewer loan originations. Marketing and promotion expense increased over 2022 by approximately $460,000, as these expenses returned to pre-pandemic levels. As we continue to invest in new technology, software expense increased by $548,000, or 4.06%. The increase in technology costs demonstrates our commitment to improving efficiencies and providing an excellent customer experience. These increases were partially offset by a $6.0 million decrease in acquisition expense. The year-over-year decrease also included a $500,000 recapture of provision for unfunded loan commitments recorded in 2023.

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

Income Taxes

The Company’s effective tax rate for the year ended December 31, 2023 was 29.80%, compared with 28.30% and 28.60% for the years ended December 31, 2022 and 2021, respectively. During the fourth quarter and full year of 2023, our effective tax rate was impacted by more than $6 million in combined income tax expense and penalties resulting from the surrender of various BOLI policies. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income from municipal securities and BOLI as well as available tax credits. Refer to Note 10 — Income Taxes of the notes to consolidated financial statements for more information.

The effective tax rates are below the nominal combined Federal and State tax rate as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $16.02 billion at December 31, 2023 decreased by $455.5 million, or 2.76%, from total assets of $16.48 billion at December 31, 2022. Interest-earning assets of $14.46 billion at December 31, 2023, decreased by $509.5 million, or 3.40%, when compared with $14.97 billion at December 31, 2022. The decrease in interest-earning assets was primarily due to a $388.8 million decrease in investment securities and a $174.5 million decrease in total loans, partially offset by an increase of $64.7 million in interest-earning balances due from the Federal Reserve and a $53.2 million increase in the cash surrender value of BOLI.

Total liabilities were $13.94 billion at December 31, 2023, a decrease of $585.0 million, or 4.03%, from total liabilities of $14.53 billion at December 31, 2022. Total deposits declined by $1.4 billion, or 10.93%. Higher interest rates that have resulted from the Federal Reserve’s significant increase in the federal funds rate over the last two years has continued to impact deposit levels, including approximately $800 million of funds on deposit at the end of 2022 that our customers transferred from the Bank's balance sheet to CitizensTrust for investment in higher yielding securities such as treasury notes. The velocity of deposit movements to our CitizensTrust slowed in the fourth quarter of 2023, as approximately $60 million was transferred in the quarter. Short-term borrowings increased by $1.08 billion from December 31, 2022. As of December 31, 2023, total short-term borrowings, consisted of $1.91 billion of one-year advances from the Federal Reserve’s Bank Term Funding Program, at a cost of 4.78% and $160 million of short-term Federal Home Loan Bank advances, at an average cost of approximately 5.7%. The BTFP advances as of December 31, 2023 include maturities of approximately $700 million in May and $1.2 billion in December of 2024.

Total equity increased $129.5 million to $2.08 billion at December 31, 2023, compared to total equity of $1.95 billion at December 31, 2022. Increases to equity included $221.4 million in net earnings and a $31.2 million increase in other comprehensive income, that were partially offset by $111.6 million in cash dividends. We engaged in no stock repurchases during the second, third and fourth quarters of 2023. In the first quarter of 2023, we repurchased 791,800 shares of common stock, at an average repurchase price of $23.43, totaling $18.5 million. The Company's 2022 10b5-1 stock repurchase plan expired on March 2, 2023 and no new plan has been put in place since that time.

Investment Securities and BOLI

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. We continued to shrink our investment portfolio. At December 31, 2023, total investment securities were $5.42 billion. This represented a decrease of $388.8 million, or 6.69%, from total investment securities of $5.81 billion at December 31, 2022. The overall decrease in investment securities was primarily due to a $299.1 million decline in our AFS securities. At December 31, 2023, our AFS investment securities totaled $2.96 billion, inclusive of a pre-tax net unrealized loss of $449.8 million. The after-tax unrealized loss reported in AOCI on AFS investment securities was $316.8 million. The changes in the net unrealized holding loss resulted primarily from fluctuations in market interest rates. At December 31, 2023, total HTM investment securities of $2.46 billion declined by $89.7 million from December 31, 2022. For the years ended December 31, 2023 and 2022, repayments/maturities of investment securities totaled $450.3 million and $661.5 million, respectively. The Company purchased additional investment securities totaling $48.4 million and $1.8 billion for the years ended December 31, 2023 and 2022, respectively. There were no investment securities sold during the years ended December 31, 2023 and 2022.

At December 31, 2023, the Company had $308.7 million of BOLI. The $53.2 million increase in the value of BOLI, when compared to December 31, 2022, was primarily due to a restructuring of the Company’s life insurance policies, including a $4.5 million write-down in value on surrender policies that was offset by an $10.9 million enhancement to cash surrender values, as well as additional policy purchases totaling $41 million. This restructuring is expected to increase future returns on our BOLI policies resulting in additional non-taxable noninterest income in future years.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	December 31,
	2023		2022
	Fair Value	Percent	Fair Value	Percent
	(Dollars in thousands)
Investment securities available-for-sale
Government agency/GSE	$32,253	1.09%	$—	—
Mortgage-backed securities	2,507,679	84.83%	2,789,141	85.68%
CMO/REMIC	389,362	13.17%	439,303	13.49%
Municipal bonds	25,635	0.87%	25,687	0.79%
Other securities	1,196	0.04%	1,080	0.04%
Total available-for-sale securities	$2,956,125	100.00%	$3,255,211	100.00%

	December 31,
	2023		2022
	Amortized Cost	Percent	Amortized Cost	Percent
	(Dollars in thousands)
Investment securities held-to-maturity
Government agency/GSE	$530,656	21.53%	$548,771	21.48%
Mortgage-backed securities	663,090	26.90%	706,796	27.67%
CMO/REMIC	802,892	32.58%	827,346	32.39%
Municipal bonds	467,972	18.99%	471,388	18.46%
Total held-to-maturity securities	$2,464,610	100.00%	$2,554,301	100.00%
Fair Value	$2,082,881		$2,155,587

The distribution of the AFS and HTM portfolios by estimated average life consist of the following as of the date presented.

	December 31, 2023
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$32,253	$—	$—	$—	$32,253	1.09%
Mortgage-backed securities	$999	$251,015	$2,185,282	$70,383	$2,507,679	84.83%
CMO/REMIC	—	9,876	2,589	376,897	389,362	13.17%
Municipal bonds (1)	—	3,458	17,913	4,264	25,635	0.87%
Other securities	1,196	—	—	—	1,196	0.04%
Total	$34,448	$264,349	$2,205,784	$451,544	$2,956,125	100.00%
Weighted average yield:
Government agency/GSE	5.40%	—	—	—	5.40%
Mortgage-backed securities	3.16%	2.87%	2.08%	3.80%	2.21%
CMO/REMIC	—	2.72%	3.08%	1.53%	1.57%
Municipal bonds (1)	—	3.05%	2.41%	2.52%	2.51%
Other securities	2.33%	—	—	—	2.33%
Total	5.23%	2.87%	2.08%	1.89%	2.16%

(1)
The weighted average yield for the portfolio is based on projected duration and is not tax-equivalent. The tax-equivalent yield at December 31, 2023 was 3.18%.

	December 31, 2023
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$162,476	$368,180	$530,656	21.53%
Mortgage-backed securities	8,304	12,009	45,762	597,015	663,090	26.90%
CMO/REMIC	—	—	—	802,892	802,892	32.58%
Municipal bonds (1)	4,631	24,457	113,050	325,834	467,972	18.99%
Total	$12,935	$36,466	$321,288	$2,093,921	$2,464,610	100.00%
Weighted average yield:
Government agency/GSE	—	—	1.54%	1.92%	1.81%
Mortgage-backed securities	1.03%	2.46%	2.71%	2.45%	2.45%
CMO/REMIC	—	—	—	1.88%	1.88%
Municipal bonds (1)	2.58%	2.64%	2.51%	2.70%	2.65%
Total	1.59%	2.58%	2.05%	2.18%	2.16%

(1)
The weighted average yield for the portfolio is based on projected duration and is not tax-equivalent. The tax equivalent yield at December 31, 2023 was 3.35%.

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

The weighted-average yield on the total investment portfolio at December 31, 2023 was 2.16% with a weighted-average life of 6.7 years. This compares to a weighted-average yield of 2.13% at December 31, 2022 with a weighted-average life of 6.9 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 91% of the securities in the total investment portfolio, at December 31, 2023, are issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA or better general-obligation municipal bonds. As of December 31, 2023, approximately $31.4 million in U.S. government agency bonds are callable. The Agency CMO/REMIC are backed by agency-pooled collateral. Municipal bonds, which represented approximately 9% of the total investment portfolio, are predominately AA or higher rated securities.

The Company held investment securities in excess of 10% of shareholders’ equity from the following issuers as of the dates presented.

	December 31,
	2023		2022
	Book Value	Market Value	Book Value	Market Value
	(Dollars in thousands)
Major issuer:
Federal National Mortgage Association	$2,106,074	$1,843,740	$2,335,820	$2,027,891
Federal Home Loan Mortgage Corporation	1,487,873	1,301,204	1,660,357	1,441,555
Government National Mortgage Association	1,296,332	1,030,221	1,346,251	1,122,055

Municipal securities held by the Company are issued by various states and their various local municipalities. The following tables present municipal securities by the top holdings by state as of the dates presented.

	December 31, 2023
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
Minnesota	$11,018	41.6%	$10,526	41.1%
Connecticut	5,611	21.2%	5,587	21.8%
Massachusetts	4,137	15.6%	3,993	15.6%
Maine	1,494	5.6%	1,424	5.6%
Wisconsin	1,168	4.4%	1,136	4.4%
Iowa	1,115	4.2%	1,079	4.2%
All other states (2 states)	1,933	7.4%	1,889	7.3%
Total	$26,476	100.0%	$25,634	100.0%
Municipal Securities held-to-maturity:
Texas	$78,445	16.8%	$74,002	16.9%
California	46,401	9.9%	42,630	9.7%
Minnesota	45,168	9.7%	43,784	10.0%
Ohio	29,820	6.4%	27,498	6.3%
Washington	28,619	6.1%	25,306	5.8%
Massachusetts	26,364	5.6%	25,463	5.8%
All other states (27 states)	213,154	45.5%	199,122	45.5%
Total	$467,971	100.0%	$437,805	100.0%

	December 31, 2022
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
Minnesota	$11,030	41.2%	$10,443	40.7%
Connecticut	5,623	21.0%	5,497	21.4%
Massachusetts	4,141	15.5%	3,953	15.4%
Maine	1,498	5.6%	1,432	5.6%
Ohio	1,430	5.3%	1,335	5.2%
Wisconsin	1,171	4.4%	1,134	4.4%
All other states (2 states)	1,902	7.0%	1,892	7.3%
Total	$26,795	100.0%	$25,686	100.0%
Municipal Securities held-to-maturity:
Texas	$78,864	16.7%	$71,453	16.8%
Minnesota	45,589	9.7%	43,582	10.3%
California	44,570	9.5%	38,839	9.1%
Ohio	30,100	6.4%	26,845	6.3%
Massachusetts	27,212	5.8%	25,667	6.0%
Washington	28,898	6.1%	24,719	5.8%
All other states (20 states)	216,155	45.8%	193,509	45.7%
Total	$471,388	100.0%	$424,614	100.0%

The following tables present the Company’s available-for-sale investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2023 and December 31, 2022.

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	48	—	2,506,162	(336,107)	2,506,210	(336,107)
CMO/REMIC	—	—	389,359	(112,872)	389,359	(112,872)
Municipal bonds	3,286	(17)	18,105	(871)	21,391	(888)
Total available-for-sale securities	$3,334	$(17)	$2,913,626	$(449,850)	$2,916,960	$(449,867)
Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$432,684	$(97,972)	$432,684	$(97,972)
Mortgage-backed securities	$—	—	565,655	(97,436)	565,655	(97,436)
CMO/REMIC	$—	—	646,737	(156,155)	646,737	(156,155)
Municipal bonds	20,609	(200)	293,467	(33,404)	314,076	(33,604)
Total held-to-maturity securities	$20,609	$(200)	$1,938,543	$(384,967)	$1,959,152	$(385,167)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,658,331	$(187,842)	$1,129,257	$(215,207)	$2,787,588	$(403,049)
CMO/REMIC	54,005	(4,796)	385,295	(91,170)	439,300	(95,966)
Municipal bonds	24,507	(1,177)	—	—	24,507	(1,177)
Total available-for-sale securities	$1,736,843	$(193,815)	$1,514,552	$(306,377)	$3,251,395	$(500,192)
Investment securities held-to-maturity:
Government agency/GSE	$179,348	$(39,866)	$255,080	$(74,477)	$434,428	$(114,343)
Mortgage-backed securities	188,480	(9,042)	412,449	(96,825)	600,929	(105,867)
CMO/REMIC	376,540	(60,598)	319,076	(71,132)	695,616	(131,730)
Municipal bonds	312,702	(35,656)	53,350	(12,031)	366,052	(47,687)
Total held-to-maturity securities	$1,057,070	$(145,162)	$1,039,955	$(254,465)	$2,097,025	$(399,627)

Once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Management determined that credit losses did not exist for securities in an unrealized loss position as of December 31, 2023 and 2022.

Refer to Note 5 – Investment Securities of the notes to the consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans

Total loans and leases, at amortized cost, of $8.90 billion at December 31, 2023, decreased by $174.5 million, or 1.92%, from $9.08 billion at December 31, 2022. Loan growth continues to be impacted by a slowdown in loan demand. After adjusting for PPP loans, which declined by $6.4 million, our core loans decreased by $168.1 million, or 1.85%, from December 31, 2022. The $168.1 million decreases included $100.4 million in commercial real estate loans, $21.5 million in construction loans, $20.7 million in dairy & livestock and agribusiness loans, $20.3 million in SBA loans, $7.5 million in municipal lease financings, and $22.7 million in consumer and other loans, partially offset by an increase of $21.2 million in commercial and industrial loans, although line utilization decreased from 33% to 29% at December 31, 2023.

Total loans, at amortized cost, comprised 61.58% of our total earning assets as of December 31, 2023. The following table presents our loan portfolio by type as of the dates presented.

Distribution of Loan Portfolio by Type

	December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Commercial real estate	$6,784,505	$6,884,948	$5,789,730	$5,501,509	$5,374,617
Construction	66,734	88,271	62,264	85,145	116,925
SBA	270,619	290,908	288,600	303,896	305,008
SBA - PPP	2,736	9,087	186,585	882,986	—
Commercial and industrial	969,895	948,683	813,063	812,062	935,127
Dairy & livestock and agribusiness	412,891	433,564	386,219	361,146	383,709
Municipal lease finance receivables	73,590	81,126	45,933	45,547	53,146
SFR mortgage	269,868	266,024	240,654	270,511	283,468
Consumer and other loans	54,072	76,781	74,665	86,006	116,319
Gross loans (Non-PCI)	8,904,910	9,079,392	7,887,713	8,348,808	7,568,319
Less: Deferred loan fees, net (1)	—	—	—	—	(3,742)
Total loans, at amortized cost (Non-PCI)	8,904,910	9,079,392	7,887,713	8,348,808	7,564,577
Less: Allowance for credit losses	(86,842)	(85,117)	(65,019)	(93,692)	(68,660)
Net loans (Non-PCI)	$8,818,068	$8,994,275	$7,822,694	$8,255,116	$7,495,917

(1)
Beginning with June 30, 2019, PCI loans were accounted for and combined with Non-PCI loans and were reflected in total loans and lease finance receivables.
(2)
Beginning with March 31, 2020, gross loans are presented net of deferred loan fees (at amortized cost) by respective class of financing receivables.

As of December 31, 2023, $497.7 million, or 7.34% of the total commercial real estate loans included loans secured by farmland, compared to $517.8 million, or 7.52%, at December 31, 2022. The loans secured by farmland included $122.4 million for loans secured by dairy & livestock land and $375.3 million for loans secured by agricultural land at December 31, 2023, compared to $140.5 million for loans secured by dairy & livestock land and $377.3 million for loans secured by agricultural land at December 31, 2022. As of December 31, 2023, dairy & livestock and agribusiness loans of $412.9 million were comprised of $374.9 million for dairy & livestock loans and $38.0 million for agribusiness loans, compared to $388.5 million of dairy & livestock loans and $45.1 million for agribusiness loans at December 31, 2022.

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

As of December 31, 2023, the Company had $198.3 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of December 31, 2023, the Company had $72.3 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As an active participant in the SBA’s Paycheck Protection Program, we originated during 2020 approximately 4,100 PPP loans totaling $1.10 billion in round one and originated approximately 1,900 PPP loans totaling $420 million in round two. As of December 31, 2023, the remaining outstanding balance of PPP loans totaled $2.7 million.

As of December 31, 2023, the Company had $66.7 million in construction loans. This represented 0.75% of total held-for-investment loans at amortized cost. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects throughout California. There were no nonperforming construction loans at December 31, 2023.

Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, by region as of December 31, 2023.

	December 31, 2023
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,269,705	36.7%	$2,371,130	34.9%
Central Valley and Sacramento	2,150,700	24.2%	1,688,150	24.9%
Orange County	1,127,896	12.7%	684,884	10.1%
Inland Empire	1,003,141	11.2%	886,907	13.1%
Central Coast	469,300	5.3%	391,232	5.7%
San Diego	348,316	3.9%	351,042	5.2%
Other California	153,485	1.7%	94,302	1.4%
Out of State	382,367	4.3%	316,858	4.7%
	$8,904,910	100.0%	$6,784,505	100.0%

The table below breaks down our real estate portfolio.

	December 31, 2023
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
Commercial real estate:	(Dollars in thousands)
Industrial	$2,285,931	33.7%	49.0%	$1,627
Office	1,114,738	16.4%	24.3%	1,694
Retail	939,944	13.9%	11.5%	1,688
Multi-family	831,200	12.3%	0.2%	1,589
Secured by farmland (2)	497,740	7.3%	98.9%	1,518
Medical	311,479	4.6%	33.5%	1,519
Other (3)	803,473	11.8%	42.0%	1,613
Total commercial real estate	$6,784,505	100.0%	35.9%	$1,625

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $122.4 million for loans secured by dairy & livestock land and $375.3 million for loans secured by agricultural land at December 31, 2023.
(3)
Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

At December 31, 2023, commercial real estate loans on office properties totaled $1.11 billion or approximately 16.4% of total commercial real estate loans. At origination, these loans on office properties were underwritten with loan-to-values averaging approximately 55%. Approximately 33% of these loans were originated prior to 2018. The average loan size for office loans was approximately $1.7 million and 88% of these loans have a balance of $10 million or less.

At December 31, 2023, commercial real estate loans on retail properties totaled $939.9 million or approximately 13.9% of total commercial real estate loans. At origination, these loans on retail properties were underwritten with loan-to-values averaging approximately 48%. Approximately 33% of these loans were originated prior to 2018.

The table below provides the maturity distribution for held-for-investment total gross loans as of December 31, 2023. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to repricing opportunities or rate sensitivity.

Loan Maturities and Interest Rate Category

	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Loan Portfolio by Type:
Commercial real estate	$318,690	$1,821,834	$4,643,981	$6,784,505
Construction	60,220	—	6,514	66,734
SBA	6,370	35,376	228,873	270,619
SBA - PPP	—	2,736	—	2,736
Commercial and industrial	281,074	433,478	255,343	969,895
Dairy & livestock and agribusiness	292,285	119,418	1,188	412,891
Municipal lease finance receivables	—	13,324	60,266	73,590
SFR mortgage	10	3,429	266,429	269,868
Consumer and other loans	5,696	14,658	33,718	54,072
Total gross loans	$964,345	$2,444,253	$5,496,312	$8,904,910
Amount of Loans based upon:
Fixed Rates	$279,075	$1,718,438	$3,621,028	$5,618,541
Floating or adjustable rates	685,270	725,815	1,875,284	3,286,369
Total loans, at amortized cost	$964,345	$2,444,253	$5,496,312	$8,904,910

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

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

	December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Nonaccrual loans	$21,302	$4,930	$6,893	$14,347	$5,033
Loans past due 90 days or more and still accruing interest	—	—	—	—	—
Nonperforming modified loans / troubled debt restructured loans (TDRs)	—	—	—	—	244
Total nonperforming loans	21,302	4,930	6,893	14,347	5,277
OREO, net	—	—	—	3,392	4,889
Total nonperforming assets	$21,302	$4,930	$6,893	$17,739	$10,166
Modified loans / Performing TDRs	$9,460	$7,817	$5,293	$2,159	$3,112

Total nonperforming loans and performing modified loans/TDRs	$30,762	$12,747	$12,186	$16,506	$8,389

Percentage of nonperforming loans and performing modified loans/TDRs to total loans, at amortized cost	0.35%	0.14%	0.15%	0.20%	0.11%

Percentage of nonperforming assets to total loans, at amortized cost, and OREO	0.24%	0.05%	0.09%	0.21%	0.13%
Percentage of nonperforming assets to total assets	0.13%	0.03%	0.04%	0.12%	0.09%

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

The table below reflects the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified as of December 31, 2023.

	Term Extension
	Amortized Cost Basis	% of Total Class of
	at December 31, 2023	Financing Receivables
	(Dollars in thousands)
Commercial real estate loans	$2,550	0.03%
Commercial and industrial	1,305	0.01%
Dairy & livestock and agribusiness	4,639	0.05%
Total	$8,494

	Combination-Term Extension and Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of
	at December 31, 2023	Financing Receivables
Commercial real estate loans	$688	0.01%
Commercial and industrial	278	0.00%
Total	$966

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty as of December 31, 2023.

Loan Type	Financial Effect

Term Extension
Commercial real estate loans	Added a weighted-average 1.0 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	Added a weighted-average 0.5 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Combination-Term Extension and Interest Rate Reduction
Commercial real estate loans	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10% to 7.25%.
Commercial and industrial	Added a weighted-average 2.0 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10% to 7.75%.

As of December 31, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during 2023 that subsequently defaulted. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, the date we adopted ASU 2022-02.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$3,238	$—	$—
Commercial and industrial	1,583	—	—
Dairy & livestock and agribusiness	4,639	—	—
Total	$9,460	$—	$—

Troubled Debt Restructurings (“TDRs”)

Prior to January 1, 2023, loans reported as TDRs were considered impaired and charge-off amounts were taken on an individual loan basis, as deemed appropriate. The majority of restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal. Refer to Note 3 – Summary of Significant Accounting Policies, of the notes to the consolidated financial statements for a more detailed discussion regarding TDRs.

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

At December 31, 2023 and December 31, 2022, there was no ACL allocated to modified loans to borrowers experiencing financial difficulty under the ASU 2022-02 or under TDRs, respectively. Impairment amounts identified are typically charged off against the allowance at the time the loan is considered uncollectible. There were no charge-offs on modified loans to borrowers experiencing financial difficulty or TDRs for 2023 and 2022.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	December 31, 2023	September 30, 2023		June 30, 2023	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Nonperforming loans (1):
Commercial real estate	$15,440	$3,655		$3,159	$2,634	$2,657
Construction	—	—		—	—	—
SBA	969	1,050		629	702	443
SBA - PPP	—	—		—	—	—
Commercial and industrial	4,509	4,672		2,039	2,049	1,320
Dairy & livestock and agribusiness	60	243		273	406	477
SFR mortgage	324	339		354	384	—
Consumer and other loans	—	4		—	—	33
Total	$21,302	$9,963	(1)	$6,454	$6,175	$4,930
% of Total loans	0.24%	0.11%		0.07%	0.07%	0.05%

Past due 30-89 days (accruing):
Commercial real estate	$300	$136		$532	$425	$—
Construction	—	—		—	—	—
SBA	108	—		—	575	556
Commercial and industrial	12	—		—	—	—
Dairy & livestock and agribusiness	—	—		555	183	—
SFR mortgage	201	—		—	—	388
Consumer and other loans	18	—		—	—	175
Total	$639	$136		$1,087	$1,183	$1,119
% of Total loans	0.01%	0.00%		0.01%	0.01%	0.01%

OREO:
Commercial real estate	—	$—		$—	$—	$—
SBA	—	—		—	—	—
SFR mortgage	—	—		—	—	—
Total	$—	$—		$—	$—	$—
Total nonperforming, past due, and OREO	$21,941	$10,099		$7,541	$7,358	$6,049
% of Total loans	0.25%	0.11%		0.08%	0.08%	0.07%

Classified Loans	$102,197	$92,246		$77,834	$66,977	$78,658
(1)
Includes $2.6 million of nonaccrual loans past due 30-89 days at December 31, 2023.

Nonperforming loans, defined as nonaccrual loans, nonperforming TDR loans and loans past due 90 days or more and still accruing interest, were $21.3 million at December 31, 2023, or 0.24% of total loans. This compares to nonperforming loans of $4.9 million, or 0.05% of total loans, at December 31, 2022. The $16.4 million increase in nonperforming loans was primarily due to one $12.4 million nonperforming commercial real estate loan, which is a syndicated loan entered into by Suncrest prior to its acquisition by Citizens Business Bank, as well as an increase of $3.2 million in nonperforming commercial and industrial loans. Classified loans are loans that are graded “substandard” or worse. Classified loans of $102.2 million increased $10 million quarter-over-quarter, primarily due to a $9.8 million increase in classified commercial real estate loans. Classified loans as a percentage of total loans was 1.15% at December 31, 2023, compared to 1.04% at September 30, 2023 and 0.87% at December 31, 2022.

At December 31, 2023 and December 31, 2022, we had no OREO properties. There were no additions to OREO properties for the year ended December 31, 2023.

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

Allowance for Credit Losses

The allowance for credit losses totaled $86.8 million as of December 31, 2023, compared to $85.1 million as of December 31, 2022. Our allowance for credit losses at December 31, 2023 was 0.98% of total loans, compared to 0.94% at December 31, 2022. The ACL was increased by $1.7 million for 2023, including $2.0 million in provision for credit losses. The ACL increased by $20.1 million for 2022 compared to December 31, 2021, including $8.6 million for the acquired Suncrest PCD loans and $10.6 million in provision for credit losses for 2022. Net charge-offs were $275,000 for 2023, which compares with net recoveries of $893,000 for 2022.

The allowance for credit losses as of December 31, 2023 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. The allowance for credit loss is sensitive to both changes in these portfolio characteristics and the forecast of macroeconomic variables. Risk attributes for commercial real estate loans include Original Loan to Value ratios ("OLTV"), origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans. The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of Small Business Administration (SBA) loans (excluding Paycheck Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with downside risks weighted among multiple forecasts. The resulting economic forecast reflects a modest decline in GDP during the first three quarters of 2024, with a return to positive GDP growth in the fourth quarter of 2024. On a full year basis, GDP is forecasted to increase by 0.92% in 2025, before reaching a more robust growth rate of 2.6% in 2026. Commercial Real Estate values are forecasted to continue their decline until reaching their lowest level in the third quarter 2024. Unemployment is forecasted to rise in 2024 and throughout 2025. The unemployment rate is forecasted to exceed 5% in 2024 and then peak at 5.7% in the first quarter of 2025. The unemployment rate is then forecasted to decline to less than 5% in the third quarter of 2026.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	Year Ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$85,117	$65,019	$93,692	$68,660	$63,613
Impact of adopting ASU 2016-13	—	—	—	1,840	—
Charge-offs:
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
SBA	(288)	(127)	(223)	(362)	(321)
Commercial and industrial	(109)	(66)	(3,019)	(195)	(48)
Dairy & livestock and agribusiness	—	—	(118)	—	(78)
SFR mortgage	—	—	—	—	—
Consumer and other loans	(8)	(4)	(11)	(109)	(7)
Total charge-offs	(405)	(197)	(3,371)	(666)	(454)
Recoveries:
Commercial real estate	—	—	—	—	—
Construction	12	12	58	11	12
SBA	73	107	23	72	9
Commercial and industrial	14	503	12	10	255
Dairy & livestock and agribusiness	31	468	—	—	19
SFR mortgage	—	—	79	206	196
Consumer and other loans	—	—	26	59	10
Total recoveries	130	1,090	198	358	501
Net (charge-offs) recoveries	(275)	893	(3,173)	(308)	47
Initial ACL for PCD loans at acquisition	—	8,605	—	—	—
Provision recorded at acquisition	—	4,932	—	—	—
Provision for (recapture of) credit losses	2,000	5,668	(25,500)	23,500	5,000
Allowance for credit losses at end of period	$86,842	$85,117	$65,019	$93,692	$68,660
Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$8,000	$8,000	$9,000	$8,959	$8,959
Impact of adopting ASU 2016-13	—	—	—	41	—
(Recapture of) provision for unfunded loan commitments	(500)	—	(1,000)	—	—
Reserve for unfunded loan commitments at end of period	$7,500	$8,000	$8,000	$9,000	$8,959
Reserve for unfunded loan commitments to total unfunded loan commitments	0.43%	0.46%	0.49%	0.54%	0.56%
Amount of total loans at end of period (1)	$8,904,910	$9,079,392	$7,887,713	$8,348,808	$7,564,577
Average total loans outstanding (1)	$8,893,335	$8,676,820	$8,065,877	$8,066,483	$7,552,505
Net (charge-offs) recoveries to average total loans	(0.00)%	0.01%	(0.04)%	(0.00)%	—
Net (charge-offs) recoveries to total loans at end of period	(0.00)%	0.01%	(0.04)%	(0.00)%	—
Allowance for credit losses to average total loans	0.98%	0.98%	0.81%	1.16%	0.91%
Allowance for credit losses to total loans at end of period	0.98%	0.94%	0.82%	1.12%	0.91%
Net (charge-offs) recoveries to allowance for credit losses	(0.32)%	1.05%	(4.88)%	(0.33)%	0.07%
Net (charge-offs) recoveries to (recapture of) provision for credit losses	(13.75)%	8.42%	12.44%	(1.31)%	0.94%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The Bank’s ACL methodology also produced an allowance of $7.5 million for our off-balance sheet credit exposures as of December 31, 2023, compared to $8.0 million as of December 31, 2022. The fourth quarter of 2023 included $500,000 in recapture of provision for unfunded loan commitments.

While we believe that the allowance at December 31, 2023 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that future economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

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

Allowance for Credit Losses by Loan Type

	December 31,
	2023		2022		2021		2020		2019
	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans
	(Dollars in thousands)
Commercial real estate	$69,466	76.2%	$64,806	75.8%	$50,950	73.4%	$75,439	65.9%	$48,629	71.0%
Construction	1,277	0.8%	1,702	1.0%	765	0.8%	1,934	1.0%	858	1.5%
SBA	2,679	3.0%	2,809	3.2%	2,668	3.6%	2,992	3.6%	1,453	4.0%
SBA - PPP	—	—	—	0.1%	—	2.4%	—	10.6%	—	—
Commercial and industrial	9,116	10.9%	10,206	10.5%	6,669	10.3%	7,142	9.7%	8,880	12.4%
Dairy & livestock and agribusiness	3,098	4.7%	4,400	4.8%	3,066	4.9%	3,949	4.4%	5,255	5.1%
Municipal lease finance receivables	210	0.8%	296	0.9%	100	0.6%	74	0.5%	623	0.7%
SFR mortgage	535	3.0%	366	2.9%	188	3.1%	367	3.2%	2,339	3.8%
Consumer and other loans	461	0.6%	532	0.8%	613	0.9%	1,795	1.1%	623	1.5%
Total	$86,842	100.0%	$85,117	100.0%	$65,019	100.0%	$93,692	100.0%	$68,660	100.0%
The ACL/Total Loan Coverage Ratio as of December 31, 2023 increased to 0.98%, compared to 0.94% as of December 31, 2022.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $11.43 billion at December 31, 2023. This represented a decrease of $1.4 billion, or 10.93%, from total deposits of $12.84 billion at December 31, 2022.

The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the periods presented in the table below.

	Year Ended December 31,
	2023		2022		2021
	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$7,793,336	—	$8,839,577	—	$7,817,627	—
Interest-bearing deposits
Investment checking	623,850	0.19%	747,944	0.06%	599,978	0.03%
Money market	3,202,417	1.49%	3,509,750	0.17%	3,114,222	0.12%
Savings	514,262	0.05%	608,809	0.05%	535,179	0.05%
Time deposits	304,053	0.83%	358,578	0.07%	375,666	0.32%
Total deposits	$12,437,918		$14,064,658		$12,442,672

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Average noninterest-bearing deposits were $7.79 billion for 2023, representing a decrease of $1.05 billion, or 11.84%, from average demand deposits of $8.84 billion for 2022. Average noninterest-bearing deposits represented 62.66% of total average deposits for 2023, compared to 62.85% of total average deposits for 2022.

Average savings deposits, which include savings, interest-bearing demand, and money market accounts, were $4.34 billion for 2023, representing a decrease of $526 million, or 10.81%, from average savings deposits of $4.87 billion for 2022.

Average time deposits totaled $304.1 million for 2023, representing a decrease of $54.5 million, or 15.21%, from total average time deposits of $358.6 million for 2022.

Our deposits are 100% relationship based core deposits and customer repurchase agreements ("repos"). We had zero brokered deposits throughout 2023 and at the end of 2023 with 73% of our deposits consisting of business deposits and 27% consisting of consumer deposits, primarily the owners and employees of our business customers. The largest percentage of our deposits, 40%, are analyzed business accounts, which represent customer operating accounts that generally utilize a wide array of treasury management products. As most of our business customers need to operate with more than $250,000 in their operating account, we have a significant percentage of deposits that are uninsured. As of December 31, 2023, 48% of our total deposits and customer repos were uncollateralized and uninsured.

Our customer deposit relationships represent long tenured customers representing a diverse set of industries. The industry classification with the largest concentration is manufacturing, which represented approximately 7% of our deposits at December 31, 2023. Overall, there are 15 different industry classifications that represent 2% or more of our deposits as of December 31, 2023. Our depositors have typically banked with us for many years. As of December 31, 2023, 45% of our deposit relationships have banked with us more than 10 years and 77% of our deposit relationships have been with us for three or more years.

The unprecedented increase in short-term interest rates impacted our deposit levels. Overall, we have experienced a decline in deposit levels due to the inflationary pressures on our customers cash balances, as well as the impact of higher interest rates that has led to deposits moving to higher yielding alternatives, such as money market funds and short-term treasury notes. Total deposits and customer repos were $11.71 billion at December 31, 2023, a $923.1 million, or 7.31%, decrease from September 30, 2023. At the end of fourth quarter of 2023, deposits and customer repos were $1.7 billion lower than the end of 2022. This decline includes the impact of approximately $800 million in customer deposits that were moved by customers into CitizensTrust, where these funds were invested in higher yielding liquid assets such as United States treasury notes or bonds. The velocity of deposits moving to CitizensTrust continued to moderate in the fourth quarter of 2023, with approximately $60 million transferred off balance sheet in the quarter, compared to $170 million in the third quarter of 2023, $180 million in the second quarter of 2023, and $370 million in the first quarter of 2023.

The following table provides the remaining maturities of large denomination ($250,000 or more) time deposits, including public funds, at December 31, 2023.

Maturity Distribution of Large Denomination Time Deposits

December 31, 2023
(Dollars in thousands)
3 months or less	$70,817
Over 3 months through 6 months	112,487
Over 6 months through 12 months	19,423
Over 12 months	3,715
Total	$206,442

Time deposits totaled $396.4 million at December 31, 2023, representing an increase of $101.8 million, or 34.54%, from total time deposits of $294.6 million for December 31, 2022.

Borrowings

The following table summarizes information about our term FHLB advances, repurchase agreements and other borrowings outstanding for the periods presented.

	Repurchase Agreements	FHLB	BTFP	Total
	(Dollars in thousands)
At December 31, 2023
Amount outstanding	$271,642	$160,000	$1,910,000	$2,341,642
Weighted-average interest rate	0.29%	5.70%	4.78%	4.32%
Year ended December 31, 2023
Highest amount at month-end	$525,585	$1,405,000	$1,910,000	$3,840,585
Daily-average amount outstanding	$421,112	$665,488	$686,611	$1,773,211
Weighted-average interest rate	0.21%	5.11%	4.65%	3.77%
At December 31, 2022
Amount outstanding	$565,431	$995,000	$—	$1,560,431
Weighted-average interest rate	0.11%	4.65%	—	3.01%
Year ended December 31, 2022
Highest amount at month-end	$650,358	$995,000	$—	$1,645,358
Daily-average amount outstanding	$573,307	$40,655	$—	$613,962
Weighted-average interest rate	0.09%	4.48%	—	0.38%
At December 31, 2021
Amount outstanding	$642,388	$2,281	$—	$644,669
Weighted-average interest rate	0.08%	0.00%	—	0.09%
Year ended December 31, 2021
Highest amount at month-end	$659,579	$5,000	$—	$664,579
Daily-average amount outstanding	$610,479	$2,008	$—	$612,487
Weighted-average interest rate	0.09%	0.01%	—	0.09%

At December 31, 2023, our borrowings included $271.6 million of repurchase agreements and $2.07 billion in borrowings including $1.91 billion of one-year advances from the Federal Reserve’s Bank Term Funding Program at an average cost of 4.78%. At December 31, 2022, our borrowings included $565.4 million in repurchase agreements and $995.0 million with the FHLB at an interest rate of 4.65%.

The Federal Reserve's Bank Term Funding Program ("BTFP") was created in March of 2022, during the regional banking crisis. The BTFP offers favorable borrowing terms, including collateral value of investment securities at par value, no prepayment penalties for early termination, and until January, 24, 2024 the borrowing rate was one-year OIS plus 10 basis points. As of January 24, 2024, the Federal Reserve changed the BTFP borrowing rate to equal at a minimum the rate paid by the Federal Reserve on reserve balances. The BTFP will no longer be available for new borrowings in March of 2024. The Bank repaid $1.2 billion in BTFP borrowings in early January of 2024 and simultaneously borrowed $1.3 billion at a rate of 4.76%, which matures January 15, 2025. Additionally, the Bank continues to have $695 million of BTFP borrowings at a rate of 4.70% that matures May 3, 2024. As a result of these changes in borrowings, the Bank had approximately $2 billion of BTFP borrowings at January 31, 2024 and no FHLB borrowings. The Company will evaluate options to replace the BTFP borrowings throughout 2024, which may include principal repayments from our investment securities, growth in core deposits, wholesale deposits, and alternative borrowing sources such as the FHLB. As of January 31, 2024, the Bank had unused borrowing capacity at the FHLB of $4.77 billion.

We offer a repurchase agreement product to our deposit customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of December 31, 2023, total funds borrowed under these agreements were $271.6 million with a weighted average interest rate of 0.29%, compared to $565.4 million with a weighted average interest rate of 0.11% as of December 31, 2022.

As of December 31, 2023, total short-term borrowings, consisted of $1.91 billion of one-year advances from the Federal Reserve’s BTFP at a cost of 4.78%, which replaced higher cost borrowings from the FHLB, and $160 million of short-term FHLB advances, at an average cost of approximately 5.7%. Refer to Note 12 — Borrowings of the notes to the consolidated financial statements for a more detailed discussion.

At December 31, 2023, loans with a carrying value of $4.04 billion were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

At December 31, 2023, investment securities with carrying value of $2.26 billion were pledged to secure various types of deposits, including $1.38 billion of public funds. In addition, investment securities with carrying values of $3.02 billion were pledged to secure $372.5 million for repurchase agreements, $1.8 billion for outstanding borrowings, $796 million for unused borrowing capacity and approximately $51 million for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2023.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$11,433,642	$11,419,335	$11,758	$2,278	$271
Customer repurchase agreements (1)	271,642	271,642	—	—	—
Other borrowings	2,070,000	2,070,000	—	—	—
Deferred compensation	22,335	574	1,152	1,150	19,459
Operating leases	25,900	7,356	11,992	5,873	679
Equity investments	8,662	4,960	3,326	52	324
Total	$13,832,181	$13,773,867	$28,228	$9,353	$20,733

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at December 31, 2023.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	$403,603	$78,194	$151,688	$138,793	$34,928
Construction	21,620	18,292	—	—	3,328
SBA	793	64	—	—	729
Commercial and industrial	982,147	738,462	217,185	3,430	23,070
Dairy & livestock and agribusiness (1)	167,736	121,047	46,689	—	—
Municipal lease finance receivables	—	—	—	—	—
SFR Mortgage	6,404	4,163	—	—	2,241
Consumer and other loans	127,258	17,211	5,629	3,291	101,127
Total commitment to extend credit	1,709,561	977,433	421,191	145,514	165,423
Obligations under letters of credit	54,253	43,412	10,823	—	18
Total	$1,763,814	$1,020,845	$432,014	$145,514	$165,441

(1)
Total commitments to extend credit to agribusiness were $34.7 million at December 31, 2023.

As of December 31, 2023, we had commitments to extend credit of approximately $1.71 billion, and obligations under letters of credit of $54.3 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. As of December 31, 2023 and December 31, 2022, the balance in this reserve was $7.5 million and $8.0 million, respectively, and was included in other liabilities. The fourth quarter of 2023 included $500,000 in recapture of provision for unfunded loan commitments. There was no provision or recapture of provision for unfunded commitments for the year ended December 31, 2022.

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

Total equity increased $129.5 million, or 6.64%, to $2.08 billion at December 31, 2023, compared to total equity of $1.95 billion at December 31, 2022. Increases to equity included $221.4 million in net earnings and a $31.2 million increase in other comprehensive income, that were partially offset by $111.6 million in cash dividends. We engaged in no stock repurchases during the second, third and fourth quarters of 2023, compared to the first quarter of 2023, when we repurchased 791,800 shares of common stock, at an average repurchase price of $23.43, totaling $18.5 million. Our tangible book value per share at December 31, 2023 was $9.31.

During 2023, the Board of Directors of CVB declared quarterly cash dividends totaling $0.80 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to.

On February 1, 2022, we announced that our Board of Directors authorized a share repurchase plan to repurchase up to 10,000,000 shares of the Company’s common stock ("2022 Repurchase Program"), including by means of (i) an initial $70 million dollar Accelerated Share Repurchase, or ASR Plan, and (ii) one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions. We completed the execution of the $70 million accelerated stock repurchase program in the second quarter of 2022, and retired a total of 2,993,551 shares of common stock at an average price of $23.38. During 2022, we also repurchased, under our 10b5-1 stock repurchase plan, 1,914,590 shares of common stock, at an average repurchase price of $23.43, totaling $44.9 million. During the first quarter of 2023, we repurchased 791,800 shares at an average price of $23.43. We engaged in no stock repurchases during the second, third and fourth quarters of 2023. This 10b5-1 plan expired on March 2, 2023 and no new plan has been put in place since that time.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At December 31, 2023, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business—Regulation and Supervision—Capital Adequacy Requirements”.

At December 31, 2023, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes. We did not elect to phase in the impact of CECL on regulatory capital, as allowed under the interim final rule of the FDIC and other U.S. banking agencies.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				December 31, 2023		December 31, 2022
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank
Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	10.27%	10.17%	9.53%	9.42%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	14.65%	14.49%	13.55%	13.39%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	14.65%	14.49%	13.55%	13.39%
Total risk-based capital ratio	8.00%	10.50%	10.00%	15.50%	15.34%	14.37%	14.22%

RISK MANAGEMENT

All financial institutions must manage and control a variety of business risks that can significantly affect their financial performance. Our Board of Directors (Board) and executive management team have overall and ultimate responsibility for management of these risks, which they carry out through committees with specific and well-defined risk management functions. The Risk Management Program that we have adopted seeks to implement the proper control and management of key risk factors inherent in the operation of the Company and the Bank. Some of the key risks that we must manage are credit risks, interest rate risk, liquidity risk, market risks, transaction risk, compliance risk, strategic risk, legal risk, and cybersecurity risk. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by us may expose the Bank to one or more of these risks. Our Risk Management Committee and Risk Management Division monitor these risks to minimize exposure to the Company. The Board and its committees work closely with management in overseeing risk. Each Board committee receives reports and information regarding risk issues directly from management.

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

Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, we maintain Allowance for Credit Losses ("ACL") by charging a provision for credit losses to earnings. Loans determined to be losses are charged against the allowance for credit losses. In this regard, it is important to note that the Bank’s practice with regard to these loans, including modified loans or modified loans to borrowers experiencing financial difficulty that are classified as impaired, is to generally charge off any loss amount against the ACL upon evaluating the loan at the time a probable loss becomes recognized. As such, the Bank’s specific allowance for loans, including modified loans to borrowers experiencing financial difficulty, is relatively low since any known loss amount will generally have been charged off.

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

Operational risk is the risk to earnings or capital arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. Operational losses result from internal or external fraud, employment practices and workplace safety, failure to meet professional obligations involving customers, products, and business practices, damage to physical assets, business disruption and systems failures, and failures in execution, delivery, and process management.

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

Cybersecurity Risk

Cybersecurity and fraud risk refers to the risk of failures, interruptions of services, or breaches of security with respect to the Company’s or the Bank’s communication, information, operations, devices, financial control, customer internet banking, customer information, email, data processing systems, or other bank or third party applications. The ability of the Company’s customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches. In addition, the Company and the Bank rely primarily on third party providers to develop, manage, maintain and protect our systems and applications. Any such failures, interruptions or fraud or security breaches, depending on the scope, duration, affected system(s) or customers(s), could expose the Company and/or the Bank to financial loss, reputation damage, litigation, or regulatory action. We continue to invest in technologies and training to protect our associates, our customers and our assets. While we have implemented various detective and preventative measures which seek to protect our Company, our customers’ information and the Bank from the risk of fraud, data security breaches or service interruptions, there can be no assurance that these measures will be effective in preventing potential breaches or losses for us or our customers.

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

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand, deposit fluctuations, and borrowings. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. In addition to on balance sheet liquidity, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. In addition to having more than $250 million of cash on the balance sheet at December 31, 2023, we had substantial sources of off-balance sheet liquidity. These sources of available liquidity include $4.6 billion of secured and unused capacity with the Federal Home Loan Bank, $759.4 million of secured unused borrowing capacity at the Fed’s discount window or Bank Term Funding Program, more than $134 million of unpledged AFS securities that could be pledged at the discount window or the Fed’s Bank Term Funding Program and $300 million of unsecured lines of credit. In addition to these borrowing sources, the Bank has not utilized any brokered deposits as of December 31, 2023. We can also obtain additional liquidity from deposit growth by utilizing state and national wholesale markets.

Our primary sources and uses of funds for the Company are deposits, customer repurchase agreements and loans. Total deposits and customer repos of $11.71 billion at December 31, 2023 decreased $1.7 billion, or 12.66%, over total deposits and customer repos of $13.40 billion at December 31, 2022. As of December 31, 2023, total borrowings, consisted of $1.91 billion of one-year advances from the Federal Reserve’s Bank Term Funding Program, at an average cost of 4.78% and $160 million of overnight Federal Home Loan Bank advances, at an average cost of approximately 5.7%. The BTFP advances include maturities of approximately $700 million in May and $1.2 billion in December of 2024. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. At December 31, 2023, our deposits and customer repurchase agreements that are neither collateralized nor insured were approximately $5.6 billion, or 48% of our total deposits and customer repos.

In addition to the increase in short-term borrowing during 2023, we shrank our investment portfolio by not reinvesting the cashflows generated by our investments during 2023. Our total investment portfolio declined by $388.8 million from December 31, 2022 to $5.42 billion as of December 31, 2023. The decrease was primarily due to a $299 million decline in AFS securities. AFS securities totaled $2.96 billion at the end of the fourth quarter, inclusive of a pre-tax net unrealized loss of $449.8 million. Pre-tax unrealized loss declined by $50.3 million from December 31, 2022.

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

Below is a summary of our average cash position and statement of cash flows for the years ended December 31, 2023 and 2022. For further details, see our “Consolidated Statements of Cash Flows” under Part IV consolidated financial statements of this report.

Consolidated Summary of Cash Flows

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Average cash and cash equivalents	$495,146	$978,454
Percentage of total average assets	3.03%	5.79%
Net cash provided by operating activities	$295,632	$273,731
Net cash provided by (used in) investing activities	536,276	(1,176,966)
Net cash (used in) financing activities	(754,084)	(625,852)
Net increase (decrease) in cash and cash equivalents	$77,824	$(1,529,087)

Average cash and cash equivalents decreased by $483.3 million, or 49.40%, to $495.1 million for the year ended December 31, 2023, compared to $978.4 million for 2022.

At December 31, 2023, cash and cash equivalents totaled $281.3 million. This represented an increase of $77.8 million, or 38.25%, from $203.5 million at December 31, 2022.

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

The table below provides the actual balances as of December 31, 2023 of interest-earning assets and interest-bearing liabilities, including the average rate earned or incurred for 2023, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing
	December 31, 2023	Average Rate	One Year	Two Years	Three Years	Four Years	Five Years and Beyond	Estimated Fair Value
					(Dollars in thousands)
Interest-earning assets:
Investment securities available-for-sale (1)	$2,956,125	2.73%	$34,448	$40,205	$70,016	$135,535	$2,675,921	$2,956,125
Investment securities held-to-maturity (1)	2,464,610	—	12,935	13,108	9,638	5,098	2,423,831	2,082,881
Investment in FHLB stock	18,012	7.42%	—	—	—	—	18,012	18,012
Interest-earning deposits due from Federal Reserve and with other institutions	118,105	5.39%	118,105	—	—	—	—	118,105
Loans and lease finance receivables (2)	8,904,910	5.04%	964,346	539,385	445,675	696,223	6,259,281	8,590,360
Total interest-earning assets	$14,461,762		$1,129,834	$592,698	$525,329	$836,856	$11,377,045	$13,765,483
Interest-bearing liabilities:
Interest-bearing deposits	$4,227,467	1.11%	$4,213,158	$6,450	$5,309	$1,454	$1,096	$—
Borrowings	2,341,642	3.77%	2,341,642	—	—	—	—	—
Total interest-bearing liabilities	$6,569,109		$6,554,800	$6,450	$5,309	$1,454	$1,096	$—

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

	Estimated Net Interest Income Sensitivity (1)
	December 31, 2023			December 31, 2022
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)
+ 200 basis points	3.96%	4.56%	+ 200 basis points	2.32%	4.96%
- 200 basis points	-3.97%	-5.21%	- 200 basis points	-2.28%	-6.83%

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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At December 31, 2023, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward or upward changes in rates. The sensitivity of EVE compared to December 31, 2022 reflects changes in the balance sheet, including fair value hedges of $1 billion of notional value pay-fixed swaps that were implemented during 2023. Our sensitivity of EVE to changes in interest rates is modest, with the exception of more meaningful reductions in value if rates were to immediately decline by 300 or 400 basis points.

Economic Value of Equity Sensitivity

	December 31,
Instantaneous Rate Change	2023	2022
400 bp decrease in interest rates	-13.9%	N/A
300 bp decrease in interest rates	-9.3%	N/A
200 bp decrease in interest rates	-4.7%	-12.8%
100 bp decrease in interest rates	-1.6%	-4.4%
100 bp increase in interest rates	-0.4%	1.2%
200 bp increase in interest rates	-0.3%	2.2%
300 bp increase in interest rates	-1.0%	3.8%
400 bp increase in interest rates	-2.2%	5.3%

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
•
We have no significant exposure to our Cash Surrender Value of Life Insurance since the Cash Surrender Value balance is predominately supported by insurance companies that carry an AM Best rating of A or greater;
•
We have no significant Counterparty exposure related to our derivatives not designated as hedging instruments such as interest rate swaps. Our Counterparty is a major financial institution and our agreement requires the Counterparty to post cash collateral for mark-to-market balances due to us;
•
•
We believe our risk of loss associated with our counterparty borrowers related to interest rate swaps not designated as hedging instruments is generally mitigated as the loans with swaps are underwritten to take into account potential additional exposure;
•
To manage interest rate risk on our AFS securities portfolio, we have entered into pay-fixed, receive-floating interest rate swap contracts to hedge against exposure to changes in the fair value of such securities resulting from changes in interest rates. These interest rate swap contracts are designated as fair value hedges. Reforms mandated by the Dodd-Frank Act require certain types of derivatives (e.g., interest rate swaps, credit default swaps) to be processed through designated electronic trading platforms and cleared through registered clearing houses. Centrally-cleared derivatives are negotiated between the counterparties but contain standardized terms and are traded through a central clearing house. Because the derivative counterparties are required to post collateral to satisfy the mandatory margin requirements, the counterparties are not subject to counterparty credit risk.
•
As of December 31, 2023, we had $305.0 million in Fed Funds lines of credit with other major U.S. banks. These lines of credit are available for overnight borrowings; and
•
At December 31, 2023, we had $2.07 billion in short-term borrowings with the BTFP and FHLB. Our secured borrowing capacity with the FHLB and FRB totaled $7.44 billion, of which $5.37 billion was available as of December 31, 2023.

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

As of December 31, 2023, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023 is effective. KPMG LLP, an independent registered public accounting firm, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2023.

2) Auditor attestation

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CVB Financial Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited CVB Financial Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
February 28, 2024

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

During the fiscal quarter ended December 31, 2023, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as each term is defined in Item 408(a) of Regulation S-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information as of December 31, 2023 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	575,392	(1) (2)	$20.50	(3)	6,019,107	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	575,392		$20.50		6,019,107

(1)
Includes 189,042 performance-based restricted stock units. There are no restricted stock units outstanding. Refer to Note 16 for further information.
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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

(a)	(1)	All Financial Statements Reference is made to the Index to Financial Statements on page 80 for a list of financial statements filed as part of this Annual Report on Form 10-K.

	(2)	Financial Statement Schedules Reference is made to the Index to Financial Statements on page 80 for the listing of supplementary financial statement schedules required by this item.

	(3)	Exhibits The listing of exhibits required by this item is set forth in the Index to Exhibits on page 86 of this Annual Report on Form 10-K.

(b)	Exhibits See Index to Exhibits on Page 86 of this Form 10-K.

(c)	Financial Statement Schedules There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

ITEM 16. FORM 10-K SUMMARY

None

INDEX TO EXHIBITS

Exhibit No.
2.1	Agreement and Plan of Reorganization and Merger by and among CVB Financial Corp., Citizens Business Bank and Suncrest Bank, dated July 27, 2021(1)
3.1	Articles of Incorporation of CVB Financial Corp., as amended (2)
3.2	Second Amended and Restated Bylaws of CVB Financial Corp. dated September 20, 2023 (3)
4.1	Form of CVB Financial Corp.’s Common Stock certificate (4)
4.2	Description of CVB Financial Corp. Common Stock (5)
10.1	CVB Financial Corp. 401(k) & Profit Sharing Plan, as amended†(6)
10.2	Form of Indemnification Agreement (7)
10.3(a)	CVB Financial Corp. 2008 Equity Incentive Plan†(8)
10.3(b)	CVB Financial Corp. Amendment No. 1 to the 2008 Equity Incentive Plan†(9)
10.3(c)	CVB Financial Corp. Amendment No. 2 to the 2008 Equity Incentive Plan†(10)
10.3(d)	CVB Financial Corp. Amendment No. 3 to the 2008 Equity Incentive Plan†(11)
10.3(e)	CVB Financial Corp. Amendment No. 4 to the 2008 Equity Incentive Plan†(12)
10.3(f)	CVB Financial Corp. Amendment No. 5 to the 2008 Equity Incentive Plan†(13)
10.3(g)	Form of Notice of Non-Qualified Stock Option Grant and Agreement pursuant to the 2008 Equity Incentive Plan†(14)
10.3(h)	Form of Notice of Grant and Restricted Stock Agreement pursuant to the 2008 Equity Incentive Plan†(15)
10.4(a)	CVB Financial Corp. 2018 Equity Incentive Plan†(16)
10.4(b)	Form of Stock Option Agreement under 2018 Equity Incentive Plan†(17)
10.4(c)	Form of Restricted Stock Agreement under 2018 Equity Incentive Plan†(18)
10.4(d)	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan†(19)
10.5(a)	The Executive Non Qualified Excess Plan(SM) Plan Document effective February 21, 2007†(20)
10.5(b)	CVB Financial Corp. Deferred Compensation Plan effective December 1, 2020†(27)
10.6	CVB Financial Corp. 2015 Executive Incentive Plan†(21)
10.7	Amended and Restated Employment Agreement by and among CVB Financial Corp. and Citizens Business Bank, on the one hand, and David A. Brager, on the other hand, dated as of July 20, 2022. †(22)
10.8(a)	Offer letter for David C. Harvey, dated December 7, 2009†(23)
10.9(a)	Offer Letter for E. Allen Nicholson executed April 30, 2016†(24)
10.10(a)	Offer Letter for David Farnsworth dated July 1, 2016†(25)
10.11

Form of Severance Compensation Agreement by and between each of Yamynn De Angelis, David Farnsworth, David C. Harvey, E. Allen Nicholson, Richard Wohl and Citizens Business Bank, effective March 1, 2022. † (26)

10.12	CVB Financial Corp. 2023 Executive Incentive Plan †(28)
21	Subsidiaries of the Company *
23	Consent of KPMG LLP*
31.1	Certification of David A. Brager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of E. Allen Nicholson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of David A. Brager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of E. Allen Nicholson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97	Compensation Recoupment Policy*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL

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
(3)
Incorporated herein by reference to Exhibits 3.1 to our Form 8-K filed with the SEC on September 21, 2023.
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

(28) Incorporated herein by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2024.

CVB FINANCIAL CORP.

By:	/s/ DAVID A. BRAGER
David A. Brager
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HAL W. OSWALT	Chairman of the Board	February 28, 2024
Hal W. Oswalt

/s/ GEORGE A. BORBA, JR.	Vice Chairman	February 28, 2024
George A. Borba, Jr.

/s/ STEPHEN A. DEL GUERCIO	Director	February 28, 2024
Stephen A. Del Guercio

/s/ ANNA KAN	Director	February 28, 2024
Anna Kan

/s/ KIMBERLY SHEEHY	Director	February 28, 2024
Kimberly Sheehy

/s/ JANE OLVERA	Director	February 28, 2024
Jane Olvera

/s/ RAYMOND V. O’BRIEN III	Director	February 28, 2024
Raymond V. O’Brien III

/s/ DAVID A. BRAGER	Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2024
David A. Brager

/s/ E. ALLEN NICHOLSON	Chief Financial Officer (Principal Financial Officer )	February 28, 2024
E. Allen Nicholson

/s/ FRANCENE LaPOINT	Chief Accounting Officer (Principal Accounting Officer )	February 28, 2024
Francene LaPoint

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,
	2023	2022
Assets
Cash and due from banks	$171,396	$158,236
Interest-earning balances due from Federal Reserve	109,889	45,225
Total cash and cash equivalents	281,285	203,461
Interest-earning balances due from depository institutions	8,216	9,553
Investment securities available-for-sale, at fair value (with amortized cost of $3,398,942 at December 31, 2023, and $3,755,297 at December 31, 2022)	2,956,125	3,255,211
Investment securities held-to-maturity (with fair value of $2,082,881 at December 31, 2023, and $2,155,587 at December 31, 2022	2,464,610	2,554,301
Total investment securities	5,420,735	5,809,512
Investment in stock of Federal Home Loan Bank (FHLB)	18,012	27,627
Loans and lease finance receivables	8,904,910	9,079,392
Allowance for credit losses	(86,842)	(85,117)
Net loans and lease finance receivables	8,818,068	8,994,275
Premises and equipment, net	44,709	46,698
Bank owned life insurance (BOLI)	308,706	255,528
Accrued interest receivable	48,994	46,692
Intangibles	15,291	21,742
Goodwill	765,822	765,822
Income taxes	163,968	186,684
Other assets	127,187	108,946
Total assets	$16,020,993	$16,476,540

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$7,206,175	$8,164,364
Interest-bearing	4,227,467	4,671,881
Total deposits	11,433,642	12,836,245
Customer repurchase agreements	271,642	565,431
Other borrowings	2,070,000	995,000
Deferred compensation	22,335	22,092
Accrued interest payable	23,268	433
Other liabilities	122,134	108,822
Total liabilities	13,943,021	14,528,023

Commitments and Contingencies
Stockholders' Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 139,344,981 at December 31, 2023 and 139,818,703 at December 31, 2022	1,288,899	1,300,466
Retained earnings	1,112,642	1,002,847
Accumulated other comprehensive (loss) income, net of tax	(323,569)	(354,796)
Total stockholders' equity	2,077,972	1,948,517
Total liabilities and stockholders' equity	$16,020,993	$16,476,540

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Interest income:
Loans and leases, including fees	$448,295	$389,192	$356,594
Investment securities:
Investment securities available-for-sale	83,563	68,508	38,273
Investment securities held-to-maturity	54,750	49,048	22,175
Total investment income	138,313	117,556	60,448
Dividends from FHLB stock	1,861	1,207	1,019
Interest-earning deposits with other institutions	17,861	6,713	2,569
Total interest income	606,330	514,668	420,630
Interest expense:
Deposits	51,535	6,830	5,346
Borrowings and customer repurchase agreements	66,805	2,325	548
Junior subordinated debentures	—	—	186
Total interest expense	118,340	9,155	6,080
Net interest income before provision for (recapture of) credit losses	487,990	505,513	414,550
Provision for (recapture of) credit losses	2,000	10,600	(25,500)
Net interest income after provision for (recapture of) credit losses	485,990	494,913	440,050
Noninterest income:
Service charges on deposit accounts	20,219	21,382	17,152
Trust and investment services	12,556	11,518	11,571
Bankcard services	1,627	1,470	1,789
BOLI income	12,751	5,356	8,500
Gain on OREO, net	—	—	1,177
Gain on sale of building, net	—	2,717	189
Other	12,177	7,546	7,007
Total noninterest income	59,330	49,989	47,385
Noninterest expense:
Salaries and employee benefits	139,191	131,596	117,871
Occupancy and equipment	22,109	22,737	19,756
Professional services	9,082	9,362	7,967
Computer software expense	14,051	13,503	11,584
Marketing and promotion	6,756	6,296	4,623
(Recapture of) provision for unfunded loan commitments	(500)	—	(1,000)
Amortization of intangible assets	6,452	7,566	8,240
Acquisition related expenses	—	6,013	962
Other	32,745	19,482	19,784
Total noninterest expense	229,886	216,555	189,787
Earnings before income taxes	315,434	328,347	297,648
Income taxes	93,999	92,922	85,127
Net earnings	$221,435	$235,425	$212,521

Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period, before tax	$44,306	$(498,078)	$(55,819)
Less: Income tax (expense) benefit related to items of other comprehensive income	(13,079)	147,250	16,502
Other comprehensive income (loss), net of tax	31,227	(350,828)	(39,317)
Comprehensive income (loss)	$252,662	$(115,403)	$173,204

Basic earnings per common share	$1.59	$1.67	$1.57
Diluted earnings per common share	$1.59	$1.67	$1.56

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2021	135,601	$1,211,780	$760,861	$35,349	$2,007,990
Repurchase of common stock	(435)	(8,337)	—	—	(8,337)
Exercise of stock options	68	1,277	—	—	1,277
Shares issued pursuant to stock-based compensation plan	292	5,183	—	—	5,183
Cash dividends declared on common stock ($0.72 per share)	—	—	(97,814)	—	(97,814)
Net earnings	—	—	212,521	—	212,521
Other comprehensive income	—	—	—	(39,317)	(39,317)
Balance, December 31, 2021	135,526	1,209,903	875,568	(3,968)	2,081,503
Issuance of common stock for acquisition of Suncrest Bank	8,617	197,069	—	—	197,069
Repurchase of common stock	(1,976)	(46,330)	—	—	(46,330)
Repurchase of common stock, ASR Plan	(2,994)	(70,000)	—	—	(70,000)
Exercise of stock options	116	1,923	—	—	1,923
Shares issued pursuant to stock-based compensation plan	530	7,901	—	—	7,901
Cash dividends declared on common stock ($0.77 per share)	—	—	(108,146)	—	(108,146)
Net earnings	—	—	235,425	—	235,425
Other comprehensive loss	—	—	—	(350,828)	(350,828)
Balance, December 31, 2022	139,819	1,300,466	1,002,847	(354,796)	1,948,517
Repurchase of common stock	(928)	(21,216)	—	—	(21,216)
Exercise of stock options	12	210	—	—	210
Shares issued pursuant to stock-based compensation plan	442	9,439	—	—	9,439
Cash dividends declared on common stock ($0.80 per share)	—	—	(111,640)	—	(111,640)
Net earnings	—	—	221,435	—	221,435
Other comprehensive income	—	—	—	31,227	31,227
Balance, December 31, 2023	139,345	$1,288,899	$1,112,642	$(323,569)	$2,077,972

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Interest and dividends received	$615,078	$512,693	$410,155
Service charges and other fees received	43,694	43,859	37,782
Interest paid	(95,505)	(8,583)	(6,010)
Net cash paid to vendors, employees and others	(197,739)	(185,300)	(176,807)
Income taxes	(69,896)	(88,938)	(69,878)
Net cash provided by operating activities	295,632	273,731	195,242
Cash Flows from Investing Activities
Proceeds of FHLB stock, net	9,615	(4,903)	—
Net change in interest-earning balances from depository institutions	1,337	26,446	17,564
Proceeds from repayment of investment securities available-for-sale	374,490	423,040	775,538
Proceeds from maturity of investment securities available-for-sale	329	90,172	330
Purchases of investment securities available-for-sale	(46,415)	(1,146,071)	(1,648,575)
Proceeds from repayment and maturity of investment securities held-to-maturity	75,457	148,239	152,575
Purchases of investment securities held-to-maturity	(2,026)	(659,039)	(1,510,112)
Net (increase) decrease in equity investments	(13,594)	1,980	(4,010)
Net decrease (increase) in loan and lease finance receivables	180,332	(400,217)	497,293
Proceeds from sale of building, net of selling costs	—	8,315	1,157
Purchase of premises and equipment	(4,521)	(5,359)	(4,677)
Proceeds from redemption of BOLI policies	67,768	—	—
Purchase of BOLI policies	(109,000)	—	(25,000)
Proceeds from BOLI death benefit	2,505	11,430	12,414
Proceeds from sales of other real estate owned	—	—	5,012
Cash acquired from acquisition, net of cash paid	—	329,001	—
Net cash provided by (used in) investing activities	536,276	(1,176,966)	(1,730,491)
Cash Flows from Financing Activities
Net (decrease) increase in other deposits	(1,504,372)	(1,219,107)	1,313,953
Net increase (decrease) in time deposits	101,769	(103,661)	(74,012)
Net increase (decrease) in other borrowings	1,075,000	992,719	(2,719)
Net (decrease) increase in customer repurchase agreements	(293,789)	(76,957)	202,982
Repayment of junior subordinated debentures	—	—	(25,774)
Cash dividends on common stock	(111,686)	(104,439)	(97,733)
Repurchase of common stock	(21,216)	(46,330)	(8,337)
Repurchase of common stock, ASR Plan	—	(70,000)	—
Proceeds from exercise of stock options	210	1,923	1,277
Net cash (used in) provided by financing activities	(754,084)	(625,852)	1,309,637
Net increase (decrease) in cash and cash equivalents	77,824	(1,529,087)	(225,612)
Cash and cash equivalents, beginning of period	203,461	1,732,548	1,958,160
Cash and cash equivalents, end of period	$281,285	$203,461	$1,732,548

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$221,435	$235,425	$212,521
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of building, net	—	(2,717)	(189)
Gain on sale of other real estate owned	—	—	(1,177)
Write-down of BOLI	(4,465)	—	—
Increase in BOLI	(8,286)	(5,356)	(8,500)
Net amortization of premiums and discounts on investment securities	18,049	26,565	32,232
Accretion of discount for acquired loans, net	(3,886)	(7,904)	(12,270)
Provision for (recapture of) credit losses	2,000	10,600	(25,500)
(Recapture of) provision for unfunded loan commitments	(500)	—	(1,000)
Stock-based compensation	9,439	7,901	5,183
Depreciation and amortization, net	18,169	13,661	(6,426)
Change in other assets and liabilities	43,677	(4,444)	368
Total adjustments	74,197	38,306	(17,279)
Net cash provided by operating activities	$295,632	$273,731	$195,242
Supplemental Disclosure of Non-cash Investing Activities
Securities matured and not settled	$15,000	$—	$—
Securities purchased and not settled	$—	$—	$50,340
Transfer of loans to other real estate owned	$—	$—	$443
Issuance of common stock for acquisition	$—	$197,069	$—

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2023

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located throughout California. As of December 31, 2023, the Bank operated 62 banking centers, and three trust office locations. The Company is headquartered in the city of Ontario, California.

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

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method, was effective in the first quarter of 2023. The amendments in ASU 2022-01 allow non-prepayable financial assets to be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets, thereby allowing consistent accounting for similar hedges. This ASU expanded the previous single-layer model to allow multiple hedged layers of a single closed portfolio. As a result, an entity can achieve hedge accounting for hedges of a greater proportion of the interest rate risk inherent in the assets included in the closed portfolio, further aligning hedge accounting with risk management strategies. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. This ASU also clarifies that fair value basis adjustments in an existing portfolio layer method hedge are maintained at the closed portfolio level (Balance Sheet line item level) and are therefore not allocated to individual assets. In June 2023, fair value hedging transactions were executed in which $1.0 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years in which the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The fair value of these instruments totaled $6.9 million and were reflected as a liability on December 31, 2023. This pay-fixed interest rate swap is designated as a partial-term fair value hedge using the Portfolio Layer Method, in accordance with ASU 2022-01. Refer to Note 19 – Derivative Financial Instruments of the notes to the unaudited condensed consolidated financial statements of this report for additional information.

Business Segments — We regularly assess our strategic plans, operations and reporting structures to identify our reportable segments. Changes to our reportable segments are expected to be infrequent.

As of December 31, 2023, we operated as one reportable segment. The factors considered in making this determination included the nature of products and offered services, geographic regions in which we operate, the applicable regulatory environment, and the materiality of discrete financial information reviewed by our key decision makers. Through our network of banking centers, we provide relationship-based banking products, services and solutions for small to mid-sized companies, real estate investors, non-profit organizations, professionals and other individuals. Our products include loans for commercial businesses, commercial real estate, multi-family, construction, land, dairy & livestock and agribusiness, consumer and government-guaranteed small business loans. We also provide business deposit products and treasury cash management services, as well as deposit products to the owners and employees of the businesses we serve.

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

In accordance with ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, AFS debt securities are measured at fair value and are subject to impairment testing. A security is impaired if the fair value of the security is less than its amortized cost basis. When an available-for-sale debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize allowance for credit losses by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) non-credit related components of the fair value decline (if any). If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation allowance would be reduced, but not more than the amount of the current existing allowance for that security.

Loans and Lease Finance Receivables — Loans and lease finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of nonaccrual interest paid (“NAIP”), deferred loan origination fees and costs, and purchase price discounts and premiums (amortized cost basis). Refer to Note 6 — Loans and Lease Finance Receivables and Allowance for Credit Losses.

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

Purchased Loans — All purchased loans are initially measured and recorded at their fair value on the acquisition date. A component of the initial fair value measurement is an estimate of the credit losses over the life of the purchased loans. Purchased loans are also evaluated to determine if there is a more than insignificant deterioration of credit since origination. ASU 2016-13, requires PCD assets to be recorded at their purchase price plus an ACL estimated at the time of acquisition as described below.

Purchased Loans with Credit Deterioration

ASU 2016-13 requires an allowance for purchased financial assets with more than an insignificant deterioration of credit since origination. The acquisition-date allowance for credit losses (“ACL”) for PCD loans will be allocated to the individual PCD loans (assuming it was originally determined on a collective basis). The sum of the purchase price of the loan (the acquisition date fair value for a loan acquired in a business combination) and the ACL becomes the loan’s new amortized cost basis. The difference between the new amortized cost basis and the unpaid principal balance of the loan represents the non-credit purchase premium or discount that will be amortized or accreted into interest income over the remaining life of the loan.

Subsequent to an acquisition, the ACL for PCD loans will generally follow the same estimation, provision and charge-off process as non-PCD acquired and originated loans. Additionally, TDR identification for acquired loans (PCD and non-PCD) will be consistent with the TDR identification for originated loans.

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

Troubled Debt Restructurings — Prior to January 1, 2023, loans reported as TDRs were considered impaired and charge-off amounts were taken on an individual loan basis, as deemed appropriate. The majority of restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction in interest rate or deferral of principal.

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

Provision and Allowance for Credit Losses — In accordance with ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, our allowance for credit losses is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. This "expected loss" model, referred to as the CECL model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off balance sheet credit exposures. This includes, but is not limited to, loans, HTM securities, loan commitments, and financial guarantees. AFS debt securities are measured at fair value and are subject to impairment testing. This ASU for AFS debt securities requires an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. When an AFS debt security is considered impaired, and the Company determines that the decline in fair value has resulted from a credit-related loss (as described previously under Investment Securities), then an allowance for credit losses will be recognized by a charge to earnings for the credit-related component of the decline in fair value. As a result, we will recognize improvements to estimated credit losses immediately in earnings. As a policy election, we exclude the accrued interest receivable balance from the amortized cost basis of financing receivables and HTM securities, as well as AFS securities, and disclose total accrued interest receivable separately on the consolidated balance sheet. If accrued interest is not received, it is reversed against interest income, which was zero for 2023 and 2022.

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

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheets. Based on the Company’s annual impairment test, there was no recorded impairment as of December 31, 2023.

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

The tax effects from an uncertain tax position are recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Refer to Note 10 Income Taxes for additional information.

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

Derivative Financial Instruments — All derivative instruments, including certain derivative instruments embedded in other contracts, are recognized on the consolidated balance sheets at fair value. On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge (i.e., a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e., a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a free-standing derivative instrument. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Upon adoption of ASU 2017-12, all changes in fair value for cash flow hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes, including any ineffectiveness as long as the hedge remains highly effective.

We assess hedge effectiveness under ASC 815, "Derivatives and Hedging," on a quarterly basis to ensure all hedges remain highly effective and hedge accounting under ASC 815 can be applied. In conjunction with the assessment of effectiveness, we assess the hedged item to ensure it is expected to be outstanding at the hedged item’s assumed maturity date and the portfolio layer method of accounting under ASC 815 can be applied.

Statement of Cash Flows — Cash and cash equivalents, as reported in the statements of cash flows, include cash and due from banks, interest-bearing balances due from depository institutions and federal funds sold with original maturities of three months or less. Cash flows from loans and deposits are reported net.

Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records accruals as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Note 13 — Commitments and Contingencies at December 31, 2023, the Company does not have any material litigation accruals and is not aware of any material pending legal action or complaints asserted against the Company.

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

	December 31, 2023
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$32,229	$24	$—	$32,253	1.09%
Mortgage-backed securities	2,843,744	42	(336,107)	2,507,679	84.83%
CMO/REMIC	502,234	—	(112,872)	389,362	13.17%
Municipal bonds	26,477	46	(888)	25,635	0.87%
Other securities	1,196	—	—	1,196	0.04%
Unallocated portfolio layer fair value basis adjustments (1)	(6,938)	6,938	—	—	0.00%
Total available-for-sale securities	$3,398,942	$7,050	$(449,867)	$2,956,125	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$530,656	$—	$(97,972)	$432,684	21.53%
Mortgage-backed securities	663,090	—	(97,436)	565,654	26.90%
CMO/REMIC	802,892	—	(156,155)	646,737	32.58%
Municipal bonds	467,972	3,438	(33,604)	437,806	18.99%
Total held-to-maturity securities	$2,464,610	$3,438	$(385,167)	$2,082,881	100.00%

(1)
Represents the amount of portfolio layer method basis adjustments related to AFS MBS securities hedged in a closed portfolio. Under U.S. GAAP, portfolio layer method basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses for the individual securities being hedged. Refer to Note 3 and Note 19 for additional information.

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

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$82,889	$67,803	$37,532
Tax-advantaged	674	705	741
Total interest income from available-for-sale securities	83,563	68,508	38,273
Investment securities held-to-maturity:
Taxable	44,990	41,403	17,747
Tax-advantaged	9,760	7,645	4,428
Total interest income from held-to-maturity securities	54,750	49,048	22,175
Total interest income from investment securities	$138,313	$117,556	$60,448

Approximately 91% of the total investment securities portfolio at December 31, 2023 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity investment securities under the CECL model was zero at December 31, 2023 and December 31, 2022.

The following table presents the Company’s available-for-sale and held-to-maturity investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2023 and December 31, 2022.

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	48	—	2,506,162	(336,107)	2,506,210	(336,107)
CMO/REMIC	—	—	389,359	(112,872)	389,359	(112,872)
Municipal bonds	3,286	(17)	18,105	(871)	21,391	(888)
Total available-for-sale securities	$3,334	$(17)	$2,913,626	$(449,850)	$2,916,960	$(449,867)
Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$432,684	$(97,972)	$432,684	$(97,972)
Mortgage-backed securities	$—	—	565,655	(97,436)	565,655	(97,436)
CMO/REMIC	$—	—	646,737	(156,155)	646,737	(156,155)
Municipal bonds	20,609	(200)	293,467	(33,404)	314,076	(33,604)
Total held-to-maturity securities	$20,609	$(200)	$1,938,543	$(384,967)	$1,959,152	$(385,167)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$1,658,331	$(187,842)	$1,129,257	$(215,207)	$2,787,588	$(403,049)
CMO/REMIC	54,005	(4,796)	385,295	(91,170)	439,300	(95,966)
Municipal bonds	24,507	(1,177)	—	—	24,507	(1,177)
Total available-for-sale securities	$1,736,843	$(193,815)	$1,514,552	$(306,377)	$3,251,395	$(500,192)
Investment securities held-to-maturity:
Government agency/GSE	$179,348	$(39,866)	$255,080	$(74,477)	$434,428	$(114,343)
Mortgage-backed securities	188,480	(9,042)	412,449	(96,825)	600,929	(105,867)
CMO/REMIC	376,540	(60,598)	319,076	(71,132)	695,616	(131,730)
Municipal bonds	312,702	(35,656)	53,350	(12,031)	366,052	(47,687)
Total held-to-maturity securities	$1,057,070	$(145,162)	$1,039,955	$(254,465)	$2,097,025	$(399,627)

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

Mortgage-Backed Securities (“MBS”) and CMO/REMIC — Most of the Company’s mortgage-backed and CMO/REMIC securities are issued by Government Agencies or Government-Sponsored Enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential or commercial mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 7.5 years. Of the total MBS/CMO, 100% have the implied guarantee of U.S. Government-Sponsored Agencies and Enterprises. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds. There were no credit-related impairments for the year ended December 31, 2023 and 2022.

Municipal Bonds — The majority of the Company’s municipal bonds, with maturities of approximately 12.8 years, represented approximately 9.1% of the total investment portfolio and are predominately AA or higher rated securities. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. The decline in fair value is primarily due to the changes in interest rates. Since the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs, these investments were not considered impaired for the years ended December 31, 2023 and December 31, 2022.

At December 31, 2023, investment securities with carrying values of $2.26 billion were pledged to secure various types of deposits, including $1.38 billion of public funds. In addition, investment securities with carrying values of $3.02 billion were pledged to secure $372.5 million for repurchase agreements, $1.8 billion for outstanding borrowings, $796 million for unused borrowing capacity and approximately $51 million for other purposes as required or permitted by law.

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

The amortized cost and fair value of debt securities at December 31, 2023, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 23 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	December 31, 2023
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$34,448	$34,448	$12,935	$12,577
Due after one year through five years	268,224	264,349	36,466	35,528
Due after five years through ten years	2,528,106	2,205,784	321,288	287,284
Due after ten years	568,164	451,544	2,093,921	1,747,492
Total investment securities	$3,398,942	$2,956,125	$2,464,610	$2,082,881

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2023.
6. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table provides a summary of total loans and lease finance receivables by type.

	December 31,
	2023	2022
	(Dollars in thousands)

Commercial real estate	$6,784,505	$6,884,948
Construction	66,734	88,271
SBA	270,619	290,908
SBA - Paycheck Protection Program (PPP)	2,736	9,087
Commercial and industrial	969,895	948,683
Dairy & livestock and agribusiness	412,891	433,564
Municipal lease finance receivables	73,590	81,126
SFR mortgage	269,868	266,024
Consumer and other loans	54,072	76,781
Total loans, at amortized cost	8,904,910	9,079,392
Less: Allowance for credit losses	(86,842)	(85,117)
Total loans and lease finance receivables, net	$8,818,068	$8,994,275

As of December 31, 2023, 79.97% of the Company’s total gross loan portfolio consisted of real estate loans, with commercial real estate loans representing 76.19% of total loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of December 31, 2023, $497.7 million, or 7.34% of the total commercial real estate loans included loans secured by farmland, compared to $517.8 million, or 7.52%, at December 31, 2022. The loans secured by farmland included $122.4 million for loans secured by dairy & livestock land and $375.3 million for loans secured by agricultural land at December 31, 2023, compared to $140.5 million for loans secured by dairy & livestock land and $377.3 million for loans secured by agricultural land at December 31, 2022. As of December 31, 2023, dairy & livestock and agribusiness loans of $412.9 million were comprised of $374.9 million for dairy & livestock loans and $38.0 million for agribusiness loans, compared to $388.5 million of dairy & livestock loans and $45.1 million for agribusiness loans at December 31, 2022.

At December 31, 2023 and 2022, loans totaling $4.04 billion and $4.30 billion, respectively, were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of December 31, 2023 and 2022.

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

The following table summarizes loans by type and origination year, according to our internal risk ratings as of the dates presented.

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2023	2023	2022	2021	2020	2019	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$447,991	$1,315,563	$1,133,331	$885,590	$497,541	$2,041,329	$171,223	$38,568	$6,531,136
Special Mention	3,241	3,897	15,868	19,368	43,824	74,673	2,911	—	163,782
Substandard	744	8,127	2,891	33,401	12,986	30,637	801	—	89,587
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$451,976	$1,327,587	$1,152,090	$938,359	$554,351	$2,146,639	$174,935	$38,568	$6,784,505
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction loans:
Risk Rating:
Pass	$1,274	$15,046	$22,288	$8,058	$—	$—	$17,938	$—	$64,604
Special Mention	—	—	2,130	—	—	—	—	—	2,130
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$1,274	$15,046	$24,418	$8,058	$—	$—	$17,938	$—	$66,734
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$20,701	$48,212	$51,038	$29,306	$6,236	$101,856	$—	$—	$257,349
Special Mention	—	1,627	—	4,784	1,132	1,760	—	—	9,303
Substandard	—	—	—	—	749	3,218	—	—	3,967
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$20,701	$49,839	$51,038	$34,090	$8,117	$106,834	$—	$—	$270,619
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$288	$—	$—	$288

SBA - PPP loans:
Risk Rating:
Pass	$—	$—	$699	$2,037	$—	$—	$—	$—	$2,736
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$—	$699	$2,037	$—	$—	$—	$—	$2,736
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans:
Risk Rating:
Pass	$141,080	$143,847	$100,059	$88,743	$68,352	$94,027	$289,539	$5,460	$931,107
Special Mention	7,829	738	745	552	4,114	3,986	10,529	5,347	33,840
Substandard	—	257	—	—	89	1,296	2,487	819	4,948
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$148,909	$144,842	$100,804	$89,295	$72,555	$99,309	$302,555	$11,626	$969,895
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$109	$109

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2023	2023	2022	2021	2020	2019	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$296	$—	$1,586	$931	$80	$208	$337,525	$—	$340,626
Special Mention	448	—	—	—	25	—	69,232	—	69,705
Substandard	—	—	—	—	—	60	2,500	—	2,560
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$744	$—	$1,586	$931	$105	$268	$409,257	$—	$412,891
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$—	$5,735	$25,803	$5,981	$4,267	$31,622	$—	$—	$73,408
Special Mention	—	—	—	—	—	182	—	—	182
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$—	$5,735	$25,803	$5,981	$4,267	$31,804	$—	$—	$73,590
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$22,248	$61,070	$43,573	$44,076	$28,049	$67,750	$—	$—	$266,766
Special Mention	789	—	—	918	544	327	—	—	2,578
Substandard	—	—	—	—	—	200	—	324	524
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$23,037	$61,070	$43,573	$44,994	$28,593	$68,277	$—	$324	$269,868
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$4,911	$4,122	$2,707	$702	$644	$486	$38,595	$871	$53,038
Special Mention	—	—	246	—	—	—	4	173	423
Substandard	—	—	—	—	—	12	1	598	611
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$4,911	$4,122	$2,953	$702	$644	$498	$38,600	$1,642	$54,072
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$4	$8

Total Loans, at amortized cost:
Risk Rating:
Pass	$638,501	$1,593,595	$1,381,084	$1,065,424	$605,169	$2,337,278	$854,820	$44,899	$8,520,770
Special Mention	12,307	6,262	18,989	25,622	49,639	80,928	82,676	5,520	281,943
Substandard	744	8,384	2,891	33,401	13,824	35,423	5,789	1,741	102,197
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$651,552	$1,608,241	$1,402,964	$1,124,447	$668,632	$2,453,629	$943,285	$52,160	$8,904,910
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$292	$—	$113	$405

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$1,363,733	$1,197,290	$957,965	$542,827	$506,613	$1,889,478	$175,373	$39,616	$6,672,895
Special Mention	3,285	12,114	11,284	32,976	21,646	76,290	908	—	158,503
Substandard	—	—	15,624	16,297	94	21,535	—	—	53,550
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$1,367,018	$1,209,404	$984,873	$592,100	$528,353	$1,987,303	$176,281	$39,616	$6,884,948

Construction loans:
Risk Rating:
Pass	$17,203	$26,689	$16,578	$—	$—	$—	$22,850	$—	$83,320
Special Mention	—	—	—	—	4,951	—	—	—	4,951
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$17,203	$26,689	$16,578	$—	$4,951	$—	$22,850	$—	$88,271

SBA loans:
Risk Rating:
Pass	$60,623	$54,781	$35,243	$7,460	$28,886	$96,473	$1,026	$—	$284,492
Special Mention	—	—	—	1,321	1,293	2,065	—	—	4,679
Substandard	—	—	—	—	556	1,181	—	—	1,737
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$60,623	$54,781	$35,243	$8,781	$30,735	$99,719	$1,026	$—	$290,908

SBA - PPP loans:
Risk Rating:
Pass	$—	$5,515	$3,572	$—	$—	$—	$—	$—	$9,087
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$5,515	$3,572	$—	$—	$—	$—	$—	$9,087

Commercial and industrial loans:
Risk Rating:
Pass	$154,765	$135,162	$80,763	$101,192	$42,731	$85,406	$305,589	$7,775	$913,383
Special Mention	3,955	761	459	1,693	462	8	15,156	544	23,038
Substandard	494	—	728	959	5,624	496	3,200	761	12,262
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$159,214	$135,923	$81,950	$103,844	$48,817	$85,910	$323,945	$9,080	$948,683

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$207	$2,318	$1,515	$187	$69	$628	$400,229	$450	$405,603
Special Mention	—	—	—	599	46	—	17,129	853	18,627
Substandard	1,041	—	40	—	95	113	1,841	6,204	9,334
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$1,248	$2,318	$1,555	$786	$210	$741	$419,199	$7,507	$433,564

Municipal lease finance receivables loans:
Risk Rating:
Pass	$6,442	$26,858	$6,814	$4,327	$4,948	$31,292	$—	$—	$80,681
Special Mention	—	—	—	—	—	262	—	—	262
Substandard	—	—	—	—	—	183	—	—	183
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$6,442	$26,858	$6,814	$4,327	$4,948	$31,737	$—	$—	$81,126

SFR mortgage loans:
Risk Rating:
Pass	$63,761	$46,748	$45,819	$33,585	$15,836	$58,730	$—	$—	$264,479
Special Mention	—	—	943	—	—	—	—	—	943
Substandard	—	—	—	—	—	214	—	388	602
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$63,761	$46,748	$46,762	$33,585	$15,836	$58,944	$—	$388	$266,024

Consumer and other loans:
Risk Rating:
Pass	$7,653	$3,722	$1,298	$926	$79	$1,277	$58,578	$1,107	$74,640
Special Mention	—	561	—	—	—	—	590	—	1,151
Substandard	—	—	—	—	—	13	5	972	990
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$7,653	$4,283	$1,298	$926	$79	$1,290	$59,173	$2,079	$76,781

Total Loans, at amortized cost:
Risk Rating:
Pass	$1,674,387	$1,499,083	$1,149,567	$690,504	$599,162	$2,163,284	$963,645	$48,948	$8,788,580
Special Mention	7,240	13,436	12,686	36,589	28,398	78,625	33,783	1,397	212,154
Substandard	1,535	—	16,392	17,256	6,369	23,735	5,046	8,325	78,658
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$1,683,162	$1,512,519	$1,178,645	$744,349	$633,929	$2,265,644	$1,002,474	$58,670	$9,079,392

Allowance for Credit Losses

The Company's allowance models calculate reserves over the average life of the loan, which includes the remaining time to maturity, adjusted for estimated prepayments applied as an adjustment to our commercial real estate and commercial and industrial loans. Our allowance for credit losses is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. A substantial portion of the ACL relates to loans within the Commercial Real Estate and Commercial and Industrial methodologies, each evaluated on a collective basis. Our ACL amounts are largely driven by portfolio characteristics, including loss history, internal risk grading, various risk attributes, and the economic outlook for certain macroeconomic variables. Risk attributes for commercial real estate loans include Original Loan to Value ratios ("OLTV"), origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans. The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans (excluding Paycheck Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the amortized cost basis of the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes. The Company’s ACL estimate incorporates a reasonable and supportable forecast of various macroeconomic variables over the remaining average life of our loans. This forecast incorporates an assumption that each macroeconomic variable will revert to a long-term expectation, starting in years two through three, of the reasonable and supportable forecast period, with the reversion largely completed within the first five years of the forecast. The economic forecast is based on probability weighted scenarios to address macroeconomic uncertainty. Our methodology for assessing the appropriateness of the allowance is reviewed on a regular basis and considers overall risks in the Bank’s loan portfolio. Refer to Note 3 – Summary of Significant Accounting Policies contained herein for a more detailed discussion concerning the allowance for credit losses.

The ACL totaled $86.8 million as of December 31, 2023, compared to $85.1 million as of December 31, 2022. The $1.7 million increase is comprised of $2.0 million in provision for credit losses, offset by $275,000 in net charge-offs. At December 31, 2023, the ACL as a percentage of total loans and leases, at amortized cost was 0.98% of total loans. This compares to 0.94% at December 31, 2022. As a result of the acquisition of Suncrest, we recorded a provision for credit loss of $4.9 million on January 7, 2022 to establish the ACL for the acquired loans that were not considered PCD. The ACL at January 7, 2022, also included $8.6 million for the acquired Suncrest PCD loans. The 20.1 million increase in the ACL from December 31, 2021 to December 31, 2022 was comprised of approximately $893,000 in net recoveries, the $8.6 million for the Suncrest PCD loans and a $10.5 million provision for credit losses, including the $4.9 million provision recorded to establish the ACL for the non-PCD loans acquired from Suncrest. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast, as well as downside forecasts. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with downside risks weighted among multiple forecasts. The resulting economic forecast reflects a modest decline in GDP in the first three quarters of 2024, with a return to positive GDP growth in the fourth quarter of 2024. GDP is forecasted to increase by 0.92% in 2025, before reaching a more robust growth rate of 2.6% in 2026. Commercial Real Estate values are forecasted to continue their decline until reaching their lowest level in the third quarter 2024. Unemployment is forecasted to rise in 2024 and throughout 2025. The unemployment rate is forecasted to exceed 5% in 2024 and then peak at 5.7% in the first quarter of 2025. The unemployment rate is then forecasted to decline to less than 5% in the third quarter of 2026.

Management believes that the ACL was appropriate at December 31, 2023 and 2022. Due to inflationary pressures, high interest rates, lower commercial real estate values, and geopolitical events, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Year Ended December 31, 2023
	Ending Balance December 31, 2022	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance December 31, 2023
	(Dollars in thousands)
Commercial real estate	$64,806	$—	$—	$4,660	$69,466
Construction	1,702	—	12	(437)	1,277
SBA	2,809	(288)	73	85	2,679
SBA - PPP	—	—	—	—	—
Commercial and industrial	10,206	(109)	14	(995)	9,116
Dairy & livestock and agribusiness	4,400	—	31	(1,333)	3,098
Municipal lease finance receivables	296	—	—	(86)	210
SFR mortgage	366	—	—	169	535
Consumer and other loans	532	(8)	—	(63)	461
Total allowance for credit losses	$85,117	$(405)	$130	$2,000	$86,842

	Year Ended December 31, 2022
	Ending Balance December 31, 2021	Charge-offs	Recoveries	Initial ACL for PCD Loans at Acquisition	Provision Recorded at Acquisition	Provision for (Recapture of) Credit Losses	Ending Balance December 31, 2022
	(Dollars in thousands)
Commercial real estate	$50,950	$—	$—	$5,086	$4,127	$4,643	$64,806
Construction	765	—	12	122	58	745	1,702
SBA	2,668	(127)	107	62	64	35	2,809
SBA - PPP	—	—	—	—	—	—	—
Commercial and industrial	6,669	(66)	503	500	508	2,092	10,206
Dairy & livestock and agribusiness	3,066	—	468	2832	149	(2,115)	4,400
Municipal lease finance receivables	100	—	—	3	26	167	296
SFR mortgage	188	—	—	—	—	178	366
Consumer and other loans	613	(4)	—	—	—	(77)	532
Total allowance for loan losses	$65,019	$(197)	$1,090	$8,605	$4,932	$5,668	$85,117

	Year Ended December 31, 2021
	Ending Balance December 31, 2020	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance December 31, 2021
	(Dollars in thousands)
Commercial real estate	$75,439	$—	$—	$(24,489)	$50,950
Construction	1,934	—	58	(1,227)	765
SBA	2,992	(223)	23	(124)	2,668
SBA - PPP	—	—	—	—	—
Commercial and industrial	7,142	(3,019)	12	2,534	6,669
Dairy & livestock and agribusiness	3,949	(118)	—	(765)	3,066
Municipal lease finance receivables	74	—	—	26	100
SFR mortgage	367	—	79	(258)	188
Consumer and other loans	1,795	(11)	26	(1,197)	613
Total allowance for credit losses	$93,692	$(3,371)	$198	$(25,500)	$65,019

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

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$300	$—	$2,505	$2,805	$2,430,447	$2,433,252
Non-owner occupied	16	—	531	547	4,350,706	4,351,253
Construction
Speculative (1)	—	—	—	—	57,921	57,921
Non-speculative	—	—	—	—	8,813	8,813
SBA	—	108	969	1,077	269,542	270,619
SBA - PPP	—	—	—	—	2,736	2,736
Commercial and industrial	12	—	4,253	4,265	965,630	969,895
Dairy & livestock and agribusiness	—	—	—	—	412,891	412,891
Municipal lease finance receivables	—	—	—	—	73,590	73,590
SFR mortgage	201	—	—	201	269,667	269,868
Consumer and other loans	18	—	—	18	54,054	54,072
Total gross loans	$547	$108	$8,258	$8,913	$8,895,997	$8,904,910

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$—	$—	$2,639	$2,639	$2,482,471	$2,485,110
Non-owner occupied	—	—	—	—	4,399,838	4,399,838
Construction
Speculative (1)	—	—	—	—	67,436	67,436
Non-speculative	—	—	—	—	20,835	20,835
SBA	374	182	443	999	289,909	290,908
SBA - PPP	—	—	—	—	9,087	9,087
Commercial and industrial	—	—	1,318	1,318	947,365	948,683
Dairy & livestock and agribusiness	—	—	269	269	433,295	433,564
Municipal lease finance receivables	—	—	—	—	81,126	81,126
SFR mortgage	—	388	—	388	265,636	266,024
Consumer and other loans	175	—	33	208	76,573	76,781
Total gross loans	$549	$570	$4,702	$5,821	$9,073,571	$9,079,392

(1) Speculative construction loans are generally for properties where there is no identified buyer or renter.

Amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance are presented as of December 31, 2023 and December 31, 2022 by type of loan.

	December 31, 2023
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$2,505	$2,505	$—
Non-owner occupied	548	12,935	—
Construction
Speculative (2)	—	—	—
Non-speculative	—	—	—
SBA	787	969	—
SBA - PPP	—	—	—
Commercial and industrial	908	4,509	—
Dairy & livestock and agribusiness	60	60	—
Municipal lease finance receivables	—	—	—
SFR mortgage	323	324	—
Consumer and other loans	—	—	—
Total loans	$5,131	$21,302	$—

(1)
As of December 31, 2023, $13.0 million of nonaccruing loans were current, $16,000 were 30-59 days past due, and $8.3 million were 90+ days past due.
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

	December 31, 2023			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$15,440	$—	$—	5
Construction	—	—	—	—
SBA	749	220	—	4
SBA - PPP	—	—	—	—
Commercial and industrial	392	2,950	1,167	8
Dairy & livestock and agribusiness	60	—	—	1
Municipal lease finance receivables	—	—	—	—
SFR mortgage	324	—	—	1
Consumer and other loans	—	—	—	—
Total collateral-dependent loans	$16,965	$3,170	$1,167	19

	December 31, 2022			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$17,935	$—	$—	4
Construction	—	—	—	—
SBA	151	292	—	6
SBA - PPP	—	—	—	—
Commercial and industrial	87	2,774	81	13
Dairy & livestock and agribusiness	269	2,000	208	4
Municipal lease finance receivables	—	—	—	—
SFR mortgage	—	—	—	—
Consumer and other loans	33	—	—	1
Total collateral-dependent loans	$18,475	$5,066	$289	28

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. The Bank's ACL methodology produced an allowance of $7.5 million for the off-balance sheet credit exposures as of December 31, 2023. There was $500,000 in recapture of provision for unfunded loan commitments for the year ended December 31, 2023 and no provision for the year ended December 31, 2022. As of December 31, 2023 and December 31, 2022 the balance in this reserve was $7.5 million and $8.0 million, respectively, and was included in other liabilities.

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

The table below reflects the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified as of December 31, 2023.

	Term Extension
	Amortized Cost Basis	% of Total Class of
	at December 31, 2023	Financing Receivables
	(Dollars in thousands)
Commercial real estate loans	$2,550	0.03%
Commercial and industrial	1,305	0.01%
Dairy & livestock and agribusiness	4,639	0.05%
Total	$8,494

	Combination-Term Extension and Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of
	at December 31, 2023	Financing Receivables
Commercial real estate loans	$688	0.01%
Commercial and industrial	278	0.00%
Total	$966

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty as of December 31, 2023.

Loan Type	Financial Effect

Term Extension
Commercial real estate loans	Added a weighted-average 1.0 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	Added a weighted-average 0.5 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Combination-Term Extension and Interest Rate Reduction
Commercial real estate loans	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10% to 7.25%.
Commercial and industrial	Added a weighted-average 2.0 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10% to 7.75%.

As of December 31, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during 2023 that subsequently defaulted. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, the date we adopted ASU 2022-02.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$3,238	$—	$—
Commercial and industrial	1,583	—	—
Dairy & livestock and agribusiness	4,639	—	—
Total	$9,460	$—	$—

Troubled Debt Restructurings ("TDRs")

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

The majority of TDRs have no specific allowance allocated as any impairment amount is normally charged off at the time the loan is considered uncollectible. We had no allocated allowance to TDRs as of December 31, 2022.

The following table provides a summary of the activity related to TDRs for the periods presented.

Year Ended December 31,
2022

Performing TDRs:
Beginning balance	$5,293
New modifications	5,204
Payoffs/payments, net and other	(2,680)
TDRs returned to accrual status	—
TDRs placed on nonaccrual status	—
Ending balance	$7,817
Nonperforming TDRs:
Beginning balance	$—
New modifications	—
Charge-offs	—
Transfer to OREO	—
Payoffs/payments, net and other	—
TDRs returned to accrual status	—
TDRs placed on nonaccrual status	—
Ending balance	$—
Total TDRs	$7,817

The following tables summarize loans modified as TDRs for the periods presented.

Modifications (1)

For the Year Ended December 31, 2022
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Outstanding Recorded Investment at December 31, 2022	Financial Effect Resulting From Modifications (2)
(Dollars in thousands)
Commercial real estate:
Interest rate reduction	—	$—	$—	$—	$—
Change in amortization period or maturity	—	—	—	—	—
Commercial and industrial:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	2	3,204	3,204	3,204	—
Dairy & livestock and agribusiness:
Interest rate reduction	1	2,000	2,000	2,000	—
Change in amortization period or maturity	—	—	—	—	—
SFR mortgage:
Interest rate reduction	—	—	—	—	—
Change in amortization period or maturity	—	—	—	—	—
Total loans	3	$5,204	$5,204	$5,204	$—
(1)
The tables above exclude modified loans that were paid off prior to the end of the period.
(2)
Financial effects resulting from modifications represent charge-offs and current allowance for credit losses at modification date.

As of December 31, 2022, there were no loans that were modified as a TDR within the previous 12 months that subsequently defaulted during the twelve months ended December 31, 2022.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill for the periods presented.

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Balance, beginning of period	$765,822	$663,707
Additions due to acquisitions	—	102,115
Balance, end of period	$765,822	$765,822

The following summarizes changes in CDI and the related accumulated amortization for the periods presented.

	Year Ended December 31,
	2023			2022
	Gross CDI	Accumulated	Net CDI	Gross CDI	Accumulated	Net CDI
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)
Balance of intangible assets, beginning of period	$97,211	$(75,470)	$21,742	$93,297	$(67,903)	$25,394
Additions due to acquisitions				3,914
Amortization	—	(6,451)	(6,451)	—	(7,567)	(3,652)
Balance of intangible assets, end of period	$97,211	$(81,921)	$15,291	$97,211	$(75,470)	$21,742

The following table reflects the estimated amortization expense for the periods presented, as of December 31, 2023.

December 31, 2023
Year:	(Dollars in thousands)
2024	$5,324
2025	4,193
2026	2,822
2027	1,397
2028	547
Thereafter	1,008
Total	$15,291

At December 31, 2023 the weighted average remaining life of intangible assets is approximately 1.96 years.

8. PREMISES AND EQUIPMENT

Premises and equipment were comprised of the following as of the dates presented.

	December 31,
	2023	2022
	(Dollars in thousands)
Land	$17,967	$17,961
Bank premises	68,053	69,881
Furniture and equipment	32,190	33,362
Premises and equipment, gross	118,210	121,204
Accumulated depreciation and amortization	(73,501)	(74,506)
Premises and equipment, net	$44,709	$46,698

Total depreciation and amortization expense was approximately $6.6 million, $6.9 million and $6.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

9. OTHER ASSETS

Other assets were comprised of the following as of the dates presented.

	December 31,
	2023	2022
	(Dollars in thousands)
Prepaid expenses	$9,482	$8,706
Interest rate swaps	1,235	82
ROU assets	21,655	22,696
Affordable housing investments	14,365	11,800
Other investments	55,575	54,030
Receivable for matured investment securities	15,000	—
Other assets	9,875	11,632
Total	$127,187	$108,946

10. INCOME TAXES

The current and deferred amounts of income tax expense consist of the following.

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Current provision:
Federal	$63,257	$60,763	$44,514
State	35,077	35,427	27,526
	98,334	96,190	72,040
Deferred provision:
Federal	(2,913)	(2,496)	8,782
State	(1,422)	(772)	4,305
	(4,335)	(3,268)	13,087
Total	$93,999	$92,922	$85,127

Income tax asset consists of the following.

	December 31,
	2023	2022
	(Dollars in thousands)
Current:
Federal	$(10,094)	$1,740
State	(1,722)	658
	(11,816)	2,398
Deferred:
Federal	112,481	117,698
State	63,303	66,588
	175,784	184,286
Total	$163,968	$186,684

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. The components of the net deferred tax asset are as follows.

	December 31,
	2023	2022
	(Dollars in thousands)
Deferred tax assets:
Bad debt and credit loss deduction	$30,038	$29,648
Net operating loss carryforward	3,711	4,701
Deferred compensation	6,849	6,768
PCI loans	54	51
Accrued expense	7,257	5,678
Unrealized loss on investment securities, net	145,404	159,229
Acquired loan discounts	3,061	4,288
Lease liability	7,505	7,541
Other, net	1,816	2,251
Gross deferred tax asset	205,695	220,155
Deferred tax liabilities:
California franchise tax	5,921	6,568
Depreciation	2,950	3,762
Intangibles - acquisitions	7,714	11,591
FHLB Stock	2,545	2,545
Deferred income	3,886	4,177
Right of use asset	6,895	7,226
Gross deferred tax liability	29,911	35,869
Net deferred tax asset	$175,784	$184,286

Annual Effective Tax Rate

The annual consolidated effective tax rate for the periods presented, is reconciled to the U.S. statutory income rate as follows.

	Year Ended December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax at statutory rate	$66,241	21.0%	$68,953	21.0%	$62,506	21.0%
State franchise taxes, net of federal benefit	25,139	8.0%	27,256	8.3%	24,600	8.3%
State impact of BOLI surrender, net of federal benefit	1,489	0.5%	—	0.0%	—	0.0%
Federal impact of BOLI surrender and MEC penalty	5,486	1.7%	—	0.0%	—	0.0%
Tax-exempt income	(5,146)	(1.6)%	(3,290)	(1.0)%	(3,165)	(1.1)%
Tax credits	(1,239)	(0.4)%	(1,617)	(0.5)%	(1,640)	(0.6)%
Other, net	2,029	0.6%	1,620	0.5%	2,826	1.0%
Provision for income taxes	$93,999	29.8%	$92,922	28.3%	$85,127	28.6%

The Company invests in low income housing tax credit and solar tax funds that are designed to generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using a proportional amortization method and tax credit investment amortization expense is a component of the provision for income taxes. Refer to Note 3 – Summary of Significant Accounting Policies contained herein for a more detailed discussion concerning the adoption of 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method in 2023. For the year ended December 31, 2023, tax credits and other benefits recognized was $12.2 million and the tax credit amortization expense included in the provision for income taxes was $14.1 million.

There were no significant unrecognized tax benefits at December 31, 2023 and 2022. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company is subject to income taxes in the federal, California and Arizona. The Company is no longer subject to examinations by taxing jurisdictions for periods before 2019, with the exception of California, for which the Company is no longer subject to examination for years before 2013.

At December 31, 2023, the Company has net operating loss (NOLs) carryforwards of approximately $11.4 million for federal and $12.1 million California tax purposes, as a result of the acquisition of Suncrest Bank. The federal and California NOLs of approximately $9.5 and $7.1 million, respectively, are subject to annual IRC Section 382 limitations of $3.4 million and have no expiration for federal tax purposes but will expire in 2032 for California if not utilized. The balance of the NOLs are subject to annual IRC Section 382 limitations of $314,000 and will begin to expire in 2030.

The Company considered the need for a valuation allowance on its deferred tax assets for the year ended December 31, 2023. The Company considered income in prior periods, projected future income, and projected future reversals of deferred tax items in making the determination that the deferred tax assets are more likely than not to be realized.

11. DEPOSITS

The composition of deposits is summarized for the periods presented in the table below.

	December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing deposits	$7,206,175	63.03%	$8,164,364	63.60%
Interest-bearing deposits
Investment checking	552,408	4.83%	723,870	5.64%
Money market	2,821,344	24.67%	3,070,674	23.92%
Savings	457,320	4.00%	582,711	4.54%
Time deposits	396,395	3.47%	294,626	2.30%
Total deposits	$11,433,642	100.00%	$12,836,245	100.00%

Time deposits with balances of $250,000 or more amounted to approximately $206.4 million and $77.2 million at December 31, 2023 and 2022, respectively.

At December 31, 2023, the scheduled maturities of time certificates of deposit are as follows.

December 31, 2023
Year of maturity:	(Dollars in thousands)
2024	$382,086
2025	6,450
2026	5,309
2027	1,454
2028 and thereafter	1,096
Total	$396,395

12. BORROWINGS

Customer Repurchase Agreements

The Bank offers a repurchase agreement product to its customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of December 31, 2023, total funds borrowed under these agreements were $271.6 million with a weighted average interest rate of 0.29%, compared to $565.4 million with a weighted average interest rate of 0.11% at December 31, 2022.

Federal Home Loan Bank Advances and Other Borrowings

As of December 31, 2023, total short-term borrowings of $2.07 billion, consisted of $1.91 billion of one-year advances from the Federal Reserve’s Bank Term Funding Program (“BTFP”) at a cost of 4.78%, which replaced higher cost borrowings from the FHLB, and $160 million of short-term FHLB advances, at an average cost of approximately 5.7%. The BTFP advances include maturities of $695 million in May and $1.2 billion in December of 2024. At December 31, 2022, the Bank had $995.0 million in overnight borrowings with the FHLB at a cost of 4.65%.

At December 31, 2023, $4.04 billion of loans and $5.29 billion of investment securities, at carrying value, were pledged to secure public deposits, short and long-term borrowings, and for other purposes as required or permitted by law.

13. COMMITMENTS AND CONTINGENCIES

Commitments

At December 31, 2023 and 2022, the Bank had commitments to extend credit of approximately $1.71 billion and $1.73 billion, respectively, and obligations under letters of credit of $54.3 million and $50.3 million, respectively. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Bank had a reserve for unfunded loan commitments of $7.5 million and $8.0 million as of December 31, 2023 and 2022, respectively, which is included in other liabilities.

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

At December 31, 2023, the Bank had $2.07 billion in short-term borrowings with the BTFP and FHLB. The Bank's secured borrowing capacity with the FHLB and FRB totaled $7.44 billion, of which $5.37 billion was available as of December 31, 2023. The Bank also has $305.0 million in Fed Funds lines of credit with other major U.S. banks. These lines of credit are available for overnight borrowings.

At December 31, 2023, investment securities with carrying value of $2.26 billion were pledged to secure various types of deposits, including $1.38 billion of public funds. In addition, investment securities with carrying values of $3.02 billion were pledged to secure $372.5 million for repurchase agreements, $1.8 billion for outstanding borrowings, $796 million for unused borrowing capacity and approximately $51 million for other purposes as required or permitted by law.

Other Contingencies

The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to, actions involving securities litigation, employment matters, wage-hour and labor law claims, consumer claims, regulatory compliance claims, data privacy claims, lender liability claims, bankruptcy-related claims and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors.

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

14. EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

As of December 31, 2023 the Company had various deferred compensation plans, which included a deferred compensation plan for its former President and Chief Executive Officer, Christopher D. Myers, and severance arrangements it assumed through the acquisition of other banks in prior years. We also offer a non-qualified deferred compensation plan for our executives and key members of management in order to assist us in attracting and retaining these individuals. Participants in the plan may elect to defer a portion of their annual salary and/or short-term incentive payouts into deferral accounts to provide a means by which they may elect to defer receipt of compensation in order to provide retirement benefits. The plan is intended to be unfunded and allows us to make discretionary contributions on behalf of a participant. No discretionary payments were made by the Company during the years ended December 31, 2023, 2022 and 2021. The Bank, however, does fund the cost of these plans through the purchase of bank owned life insurance policies, which are reflected as assets on the Company’s consolidated balance sheets. At December 31, 2023 and 2022, the total deferred compensation liability was $22.3 million and $22.1 million, respectively. Total expense for these deferred compensation agreements was approximately $1.2 million for the year ended December 31, 2023, and was $534,000 and $1.4 million for the years ended December 31, 2022 and 2021, respectively.

401(k) and Profit Sharing Plan

The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan immediately upon hire. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations, which was 2%

for 2023, compared to 3% for both 2022 and 2021. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $4.8 million for 2023, $5.2 million for 2022, and $5.0 million for 2021.

15. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the years ended December 31, 2023, 2022 and 2021, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 1,044,000, 236,000 and 114,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$221,435	$235,425	$212,521
Less: Net earnings allocated to restricted stock	1,546	1,508	970
Net earnings allocated to common shareholders	$219,889	$233,917	$211,551
Weighted average shares outstanding	138,333	139,652	135,165
Basic earnings per common share	$1.59	$1.67	$1.57

Diluted earnings per common share:
Net income allocated to common shareholders	$219,889	$233,917	$211,551
Weighted average shares outstanding	138,333	139,652	135,165
Incremental shares from assumed exercise of outstanding options	129	360	217
Diluted weighted average shares outstanding	138,462	140,012	135,382
Diluted earnings per common share	$1.59	$1.67	$1.56

16. STOCK-BASED COMPENSATION PLANS

In May 2018, the shareholders approved the 2018 Equity Plan which authorizes the issuance of up to 9,000,000 shares of CVB’s common stock for eligible participants, which include all of the Company’s employees, officers, and directors, and expires in 2028. The plan authorizes the issuance of a variety of types of equity awards, which include incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards, including performance-based restricted stock units ("PRSUs"). The 2018 Equity Plan replaced the 2008 Equity Incentive Plan. No further grants will be made under the 2008 Equity Incentive Plan, but shares may continue to be issued under such plan pursuant to grants previously made. As of December 31, 2023, we have 1,546,125 outstanding options, unvested RSAs, RSUs and PRSUs under our Equity Plans.

Stock Options

The Company expensed $384,000, $273,000, and $220,000, for the years ended December 31, 2023, 2022 and 2021, respectively.

The estimated fair value of the options granted during 2023 and prior years was calculated using the Black-Scholes options pricing model. There were 107,000, 66,000 and 64,500 options granted during 2023, 2022 and 2021, respectively. The options will vest, in equal installments, over a five-year period. The fair value of each stock option granted in 2023, 2022 and 2021, was estimated on the date of grant using the following weighted-average assumptions.

	Year Ended December 31,
	2023	2022	2021
Dividend yield	9.4%	3.0%	3.6%
Volatility	28.0%	27.9%	29.6%
Risk-free interest rate	3.7%	1.2%	0.4%
Expected life	10.0 years	10.0 years	5.5 years
Weighted average grant date fair value	$11.09	$8.60	$3.45

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

The following table presents option activity under the Company’s stock option plans as of and for the year ended December 31, 2023.

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2023	318	$19.25
Granted	107	23.95
Exercised	(13)	16.92
Forfeited or expired	(26)	21.39
Outstanding at December 31, 2023	386	$20.50	6.78	$456
Vested or expected to vest at December 31, 2023	386	$20.50	6.78	$456
Exercisable at December 31, 2023	201	$18.67	5.32	$398

The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $53,000, $1.0 million and $262,000, respectively.

As of December 31, 2023, there was a total of $1.3 million in unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.8 years. The total fair value of options vested was $267,000, $203,000 and $258,000 during 2023, 2022 and 2021, respectively. Cash received from stock option exercises was $210,000, $1.9 million and $1.3 million, in 2023, 2022 and 2021, respectively.

At December 31, 2023, options for the purchase of 386,350 shares of CVB’s common stock were outstanding under the above plans, of which options to purchase 200,550 shares were exercisable at prices ranging from $14.61 to $24.83.

The Company has a policy of issuing new shares to satisfy share option exercises.

Restricted Stock Awards, Restricted Stock Units and Performance-Based Restricted Stock Units

The Company granted 484,000, 674,961 and 394,884 restricted stock awards during 2023, 2022 and 2021 respectively. The weighted average grant date fair value of RSAs, RSUs and PRSUs granted in 2023, 2022 and 2021 was $22.44 per share, $22.82 per share and $20.43 per share, respectively. These awards will vest, in equal installments, over a period of approximately one to five years.

Compensation cost is recognized over the requisite service period, which is approximately one to five years, and amounted to $9.1 million, $7.6 million and $5.0 million during the years ended December 31, 2023, 2022 and 2021, respectively. Total unrecognized compensation cost related to RSAs and PRSUs was $16.7 million at December 31, 2023.

The table below summarizes activity related to the Company’s non-vested RSAs and PRSUs for the year ended December 31, 2023.

	Shares		Weighted Average Fair Value
	(In thousands)
Nonvested at January 1, 2023	1,069		$21.37
Granted	484		22.44
Vested	(364)		20.95
Forfeited	(32)		22.57
Nonvested at December 31, 2023	1,157	(1)	$21.93

(1) Includes 189,042 PRSUs. There are no restricted stock units outstanding.

Under the 2018 Equity Incentive Plan, 6,019,107 shares of common stock were available for the granting of future stock-based awards as of December 31, 2023.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital and CET1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2023 and 2022, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2023 and 2022, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier 1 risk-based, CET1 risk-based, and Tier 1 leverage (tangible Tier 1 capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

The following table summarizes regulatory capital amounts and ratios for the Company and the Bank as of December 31, 2023 and 2022.

	Actual		Minimum Required Plus Capital Conservation Buffer			To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2023:
Tier 1 Capital (to Average- Assets)
Company	$1,626,626	10.27%	$633,372	>	4.00%			N/A
Bank	$1,610,514	10.17%	$633,582	>	4.00%	$791,978	>	5.00%
Common equity Tier 1 capital ratio
Company	$1,626,626	14.65%	$777,359	>	7.00%			N/A
Bank	$1,610,514	14.49%	$777,782	>	7.00%	$722,226	>	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$1,626,626	14.65%	$943,936	>	8.50%			N/A
Bank	$1,610,514	14.49%	$944,450	>	8.50%	$888,894	>	8.00%
Total Capital (to Risk-Weighted Assets)
Company	$1,720,968	15.50%	$1,166,038	>	10.50%			N/A
Bank	$1,704,856	15.34%	$1,166,673	>	10.50%	$1,111,118	>	10.00%
As of December 31, 2022:
Tier 1 Capital (to Average- Assets)
Company	$1,525,162	9.53%	$639,881	≥	4.00%			N/A
Bank	$1,507,346	9.42%	$639,816	≥	4.00%	$799,769	≥	5.00%
Common equity Tier 1 capital ratio
Company	$1,525,162	13.55%	$788,184	≥	7.00%			N/A
Bank	$1,507,346	13.39%	$788,037	≥	7.00%	$731,748	≥	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$1,525,162	13.55%	$957,080	≥	8.50%			N/A
Bank	$1,507,346	13.39%	$956,902	≥	8.50%	$900,614	≥	8.00%
Total Capital (to Risk-Weighted Assets)
Company	$1,618,279	14.37%	$1,182,276	≥	10.50%			N/A
Bank	$1,600,463	14.22%	$1,182,055	≥	10.50%	$1,125,767	≥	10.00%

In addition, the California Financial Code limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2023, declare and pay additional dividends of approximately $233.5 million.

18. FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of December 31, 2023. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the dates presented.

	Carrying Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$32,253	$—	$32,253	$—
Mortgage-backed securities	2,507,679	—	2,507,679	—
CMO/REMIC	389,362	—	389,362	—
Municipal bonds	25,635	—	25,635	—
Other securities	1,196	—	1,196	—
Total investment securities - AFS	2,956,125	—	2,956,125	—
Derivatives not designated as hedging instruments:
Interest rate swaps	112	—	112	—
Derivatives designated as hedging instruments:
Interest rate swaps	—	—	—	—
Total assets	$2,956,237	$—	$2,956,237	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$112	$—	$112	$—
Derivatives designated as hedging instruments:
Interest rate swaps	6,938	—	6,938	—
Total liabilities	$7,050	$—	$7,050	$—

	Carrying Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Mortgage-backed securities	$2,789,141	$—	$2,789,141	$—
CMO/REMIC	439,303	—	439,303	—
Municipal bonds	25,687	—	25,687	—
Other securities	1,080	—	1,080	—
Total investment securities - AFS	3,255,211	—	3,255,211	—
Derivatives not designated as hedging instruments:
Interest rate swaps	82	—	82	—
Total assets	$3,255,293	$—	$3,255,293	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$82	—	82	—
Total liabilities	$82	$—	$82	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at December 31, 2023 and 2022, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2023
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$18,678	$—	$—	$18,678	$2,128
Construction	—	—	—	—	—
SBA	995	—	—	995	57
SBA - PPP	—	—	—	—	—
Commercial and industrial	6,092	—	—	6,092	3,510
Dairy & livestock and agribusiness	4,700	—	—	4,700	27
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Other real estate owned	—	—	—	—	—
Asset held-for-sale	—	—	—	—	—
Total assets	$30,465	$—	$—	$30,465	$5,722

	Carrying Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2022
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$2,639	$—	$—	$2,639	$1
Construction	—	—	—	—	—
SBA	323	—	—	323	182
SBA - PPP	—	—	—	—	2
Commercial and industrial	451	—	—	451	326
Dairy & livestock and agribusiness	113	—	—	113	113
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	2
Other real estate owned	—	—	—	—	—
Asset held-for-sale	—	—	—	—	—
Total assets	$3,526	$—	$—	$3,526	$626

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as December 31, 2023 and 2022, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$281,285	$281,285	$—	$—	$281,285
Interest-earning balances due from depository institutions	8,216	—	8,216	—	8,216
Investment securities available-for-sale	2,956,125	—	2,956,125	—	2,956,125
Investment securities held-to-maturity	2,464,610	—	2,082,881	—	2,082,881
Total loans, net of allowance for credit losses	8,818,068	—	—	8,503,518	8,503,518
Derivatives not designated as hedging instruments:
Interest rate swaps	112	—	112	—	112
Derivatives designated as hedging instruments:
Interest rate swaps	—	—	—	—	—
Liabilities
Deposits:
Interest-bearing	$4,227,467	$—	$4,222,773	$—	$4,222,773
Borrowings	2,341,642	—	2,283,631	—	2,283,631
Junior subordinated debentures	—	—	—	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	112	—	112	—	112
Derivatives designated as hedging instruments:
Interest rate swaps	6,938	—	6,938	—	6,938

	December 31, 2022
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$203,461	$203,461	$—	$—	$203,461
Interest-earning balances due from depository institutions	9,553	—	9,553	—	9,553
Investment securities available-for-sale	3,255,211	—	3,255,211	—	3,255,211
Investment securities held-to-maturity	2,554,301	—	2,155,587	—	2,155,587
Total loans, net of allowance for credit losses	8,994,275	—	—	8,074,952	8,074,952
Derivatives not designated as hedging instruments:
Interest rate swaps	82	—	82	—	82
Liabilities
Deposits:
Interest-bearing	$4,671,881	$—	$4,664,657	$—	$4,664,657
Borrowings	1,560,431	—	1,444,659	—	1,444,659
Junior subordinated debentures	—	—	—	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	82	—	82	—	82

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2023 and 2022. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

19. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Not Designated as Hedging Instruments

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of December 31, 2023 the Bank has entered into 114 interest-rate swap agreements with customers with a notional amount totaling $394.4 million. The Bank then entered into identical offsetting swaps with counterparties. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The fair value of these instruments totaled $6.9 million and were reflected as a liability at December 31, 2023.

Balance Sheet Classification of Derivative Financial Instruments

As of December 31, 2023 and 2022, the total notional amount of the Company’s swaps was $394.4 million and $425.6 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	December 31, 2023
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$112	Other liabilities	$112
Total		$112		$112

Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	Other liabilities	$6,938
Total		$—		$6,938

	December 31, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	$82	Other liabilities	$82
Total		$82		$82

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the consolidated statements of earnings for the periods presented.

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Year Ended December 31,
		2023	2022	2021
Derivatives Not Designated as Hedging Instruments:		(Dollars in thousands)
Interest rate swaps	Other income	$12	$—	$382
Total		$12	$—	$382

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gains (Losses) Recognized in Interest Income on Derivative Instruments			OCI Impact on Derivatives-Gains (Losses) recorded in OCI
		Year Ended December 31,			Year Ended December 31, 2023
		2023	2022	2021	2023	2022	2021
		(Dollars in thousands)			(Dollars in thousands)
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Interest income	$8,210	$—	$—	$(4,868)	$—	$—
Total		$8,210	$—	$—	$(4,868)	$—	$—

20. OTHER COMPREHENSIVE INCOME (LOSS) The tables below provide a summary of the components of OCI for the periods presented.

	Year Ended December 31,
	2023			2022			2021
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$50,331	$(14,880)	$35,451	$(498,759)	$147,451	$(351,308)	$(56,075)	$16,578	$(39,497)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	914	(270)	644	681	(201)	480	256	(76)	180
Derivatives designated as hedging instruments:
Net change in fair value recorded in accumulated OCI	(6,938)	2,070	(4,868)	—	—	—	—	—	—
Net change	$44,306	$(13,079)	$31,227	$(498,078)	$147,250	$(350,828)	$(55,819)	$16,502	$(39,317)

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

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The fair value of these instruments totaled $6.9 million and were reflected as a liability on December 31, 2023. Refer to Note 19 – Derivative Financial Instruments of the notes to the consolidated financial statements of this report for additional information.

	Gross Amounts Recognized in the Condensed	Gross Amounts Offset in the Condensed	Net Amounts Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
December 31, 2023
Financial assets:
Derivatives not designated as hedging instruments	$112	$—	$—	$112	$—	$112
Derivatives designated as hedging instruments	$—	$—	$—	$—	$—	$—
Total	$112	$—	$—	$112	$—	$112

Financial liabilities:
Derivatives not designated as hedging instruments	$42,613	$(42,501)	$112	$42,501	$(11,659)	$30,954
Derivatives designated as hedging instruments	6,938	—	—	6,938	—	6,938
Repurchase agreements	271,642	—	271,642	—	362,505	634,147
Total	$321,193	$(42,501)	$271,754	$49,439	$350,846	$672,039

December 31, 2022
Financial assets:
Derivatives not designated as hedging instruments	$82	$—	$—	$82	$—	$82
Total	$82	$—	$—	$82	$—	$82

Financial liabilities:
Derivatives not designated as hedging instruments	$53,996	$(53,914)	$82	$53,914	$(18,258)	$35,738
Repurchase agreements	565,431	—	565,431	—	(634,075)	(68,644)
Total	$619,427	$(53,914)	$565,513	$53,914	$(652,333)	$(32,906)

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

While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	December 31,
	2023	2022
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$21,655	$22,696
Total lease liabilities	24,056	24,458

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$7,350	$7,387
Sublease income	—	—
Total lease expense	$7,350	$7,387

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$6,642	$7,396

	December 31,
	2023	2022
Lease Term and Discount Rate
Weighted average remaining lease term (years)	3.94	4.12
Weighted average discount rate	3.48%	2.80%

The Company’s lease arrangements that have not yet commenced as of December 31, 2023 and the Company’s short-term lease costs and variable lease costs, for the year ended December 31, 2023 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2023, excluding property taxes and insurance, are as follows:

December 31, 2023
(Dollars in thousands)
Year:
2024	$7,356
2025	6,628
2026	5,364
2027	3,875
2028	1,998
Thereafter	679
Total future lease payments	25,900
Less: Imputed interest	(1,844)
Present value of lease liabilities	$24,056

23. REVENUE RECOGNITION

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods presented.

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$20,219	$21,382	$17,152
Trust and investment services	12,556	11,518	11,571
Bankcard services	1,627	1,470	1,789
Gain on sale of other investments	2,575	—	—
Gain on OREO, net	—	—	1,177
Other	9,602	7,546	7,007
Noninterest Income (in-scope of Topic 606)	46,579	41,916	38,696
Noninterest Income (out-of-scope of Topic 606)	12,751	8,073	8,689
Total noninterest income	$59,330	$49,989	$47,385

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

CVB FINANCIAL CORP.

CONDENSED BALANCE SHEETS

	December 31,
	2023	2022
	(Dollars in thousands)
Assets
Investment in subsidiaries	$2,061,860	$1,930,702
Other assets, net	60,177	46,557
Total assets	$2,122,037	$1,977,259
Liabilities	$31,376	$28,742
Stockholders’ equity	2,090,661	1,948,517
Total liabilities and stockholders’ equity	$2,122,037	$1,977,259

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Equity in net earnings of subsidiaries	$99,932	$45,512	$88,099
Dividends from the Bank	127,000	195,000	129,000
Other expense, net	7,192	(5,087)	(4,578)
Net earnings	$234,124	$235,425	$212,521

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Cash Flows from Operating Activities
Net earnings	$234,124	$235,425	$212,521
Adjustments to reconcile net earnings to cash used in operating activities:
Earnings of subsidiaries	(226,932)	(240,512)	(217,099)
Tax settlement received from the Bank	2,265	—	7,659
Stock-based compensation	9,439	7,901	5,183
Other operating activities, net	(1,797)	(1,136)	(888)
Total adjustments	(217,025)	(233,747)	(205,145)
Net cash provided by operating activities	17,099	1,678	7,376
Cash Flows from Investing Activities
Dividends received from the Bank	127,000	195,000	129,000
Net cash provided by investing activities	127,000	195,000	129,000
Cash Flows from Financing Activities
Repayment of junior subordinated debentures	—	—	(25,774)
Cash dividends on common stock	(111,686)	(104,439)	(97,733)
Proceeds from exercise of stock options	210	1,923	1,277
Repurchase of common stock	(21,216)	(46,330)	(8,337)
Repurchase of common stock, ASR	—	(70,000)	—
Net cash used in financing activities	(132,692)	(218,846)	(130,567)
Net increase (decrease) in cash and cash equivalents	11,407	(22,168)	5,809
Cash and cash equivalents, beginning of period	39,285	61,453	55,644
Cash and cash equivalents, end of period	$50,692	$39,285	$61,453

25. SUBSEQUENT EVENTS

In November 2023, the FDIC finalized a special assessment to recover the loss to the Deposit Insurance Fund as a result of the closure of several large regional banks during 2023. As a result of the FDIC’s final rule that implements the special assessment to be collected over an anticipated total of eight quarterly assessment periods starting in 2024, the Bank accrued $9.2 million in expense in December 2023. On February 23, 2024, the Company received a communication from the FDIC indicating a potential increase of 25% from the original estimate related to this special assessment. This communication further noted that institution will receive an updated estimate of its total special assessment in June of 2024. The Company believes that a range cannot be estimated as there is uncertainty in the ultimate amount that will be assessed to the Bank based on the information provided in the communication and accordingly the $9.2 million accrued as of December 31, 2023 represents our best estimate.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

CVB Financial Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for credit losses for loans evaluated on a collective basis using the Commercial Real Estate methodology

As discussed in Note 3 and Note 6 to the consolidated financial statements, the Company’s total allowance for credit losses as December 31, 2023, was $86.84 million, a substantial portion of which relates to the allowance for credit losses on loans evaluated on a collective basis using the commercial real estate methodology (commercial ACL). The commercial ACL includes the measure of expected credit losses on a collective basis by pooling those loans that share similar risk characteristics into segments. The commercial ACL methodology includes an estimation framework that uses loss experience of data sets of unique loans to derive lifetime loss rates at the pool level during the average life, inclusive of prepayments. The methodology to estimate the commercial ACL is largely driven by portfolio characteristics, including loss history, original loan-to-value ratios, and macroeconomic variables and the associated economic outlook. The commercial ACL incorporates a reasonable and supportable forecast of various macroeconomic variables over the remaining average life of the loan. The forecast incorporates an assumption that each macroeconomic variable will revert to a long-term expectation, starting in years 2-3, of the reasonable and supportable forecast period, with the reversion largely completed within the first five years of the forecast. The commercial ACL methodology incorporates unique macroeconomic variables based on risk drivers to the underlying portfolio. The Company reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

We identified the assessment of the December 31, 2023 commercial ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the commercial ACL methodology, including the method used to estimate lifetime loss rates and the key assumptions: portfolio segmentation, the economic forecast scenarios and their weightings and macroeconomic variables, and the length of the reasonable and supportable forecast period. The assessment also included the evaluation of the adjustments performed to align the life of loan loss rates with the current state of the portfolio. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

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

We also assessed the sufficiency of audit evidence obtained related to the December 31, 2023 commercial ACL by evaluating the:

•
cumulative results of the audit procedures
•
qualitative aspects of the Company’s accounting practices
•
potential bias in the accounting estimate

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Irvine, California

February 28, 2024