Form 10-Q
period 2024-03-31
CVB FINANCIAL CORP
filed 2024-05-09
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 139,639,680 outstanding as of April 30, 2024.

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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company's 2023 Annual Report on Form 10-K filed with the SEC and available at the SEC’s Internet site (http://www.sec.gov).

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Cash and due from banks	$131,955	$171,396
Interest-earning balances due from Federal Reserve	817,634	109,889
Total cash and cash equivalents	949,589	281,285
Interest-earning balances due from depository institutions	12,632	8,216
Investment securities available-for-sale, at fair value (with amortized cost of $3,333,603 at March 31, 2024, and $3,398,942 at December 31, 2023)	2,837,100	2,956,125
Investment securities held-to-maturity (with fair value of $2,044,031 at March 31, 2024, and $2,082,881 at December 31, 2023)	2,454,586	2,464,610
Total investment securities	5,291,686	5,420,735
Investment in stock of Federal Home Loan Bank (FHLB)	18,012	18,012
Loans and lease finance receivables	8,770,713	8,904,910
Allowance for credit losses	(82,817)	(86,842)
Net loans and lease finance receivables	8,687,896	8,818,068
Premises and equipment, net	43,448	44,709
Bank owned life insurance (BOLI)	310,744	308,706
Accrued interest receivable	47,891	48,994
Intangibles	13,853	15,291
Goodwill	765,822	765,822
Income taxes	180,750	163,968
Other assets	145,823	127,187
Total assets	$16,468,146	$16,020,993

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$7,112,789	$7,206,175
Interest-bearing	4,782,132	4,227,467
Total deposits	11,894,921	11,433,642
Customer repurchase agreements	275,720	271,642
Other borrowings	1,995,000	2,070,000
Deferred compensation	23,082	22,335
Accrued interest payable	45,404	23,268
Other liabilities	147,194	122,134
Total liabilities	14,381,321	13,943,021

Commitments and Contingencies
Stockholders' Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 139,641,884 at March 31, 2024, and 139,344,981 at December 31, 2023	1,288,755	1,288,899
Retained earnings	1,133,355	1,112,642
Accumulated other comprehensive (loss) income, net of tax	(335,285)	(323,569)
Total stockholders' equity	2,086,825	2,077,972
Total liabilities and stockholders' equity	$16,468,146	$16,020,993

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Interest income:
Loans and leases, including fees	$116,349	$108,394
Investment securities:
Investment securities available-for-sale	21,446	19,596
Investment securities held-to-maturity	13,402	13,956
Total investment income	34,848	33,552
Dividends from FHLB stock	419	349
Interest-earning deposits with other institutions	6,073	491
Total interest income	157,689	142,786
Interest expense:
Deposits	21,366	5,365
Borrowings and customer repurchase agreements	23,862	11,693
Total interest expense	45,228	17,058
Net interest income before provision for credit losses	112,461	125,728
Provision for credit losses	—	1,500
Net interest income after provision for credit losses	112,461	124,228
Noninterest income:
Service charges on deposit accounts	5,036	5,344
Trust and investment services	3,224	2,914
Bankcard services	385	377
BOLI income	3,593	1,189
Other	1,875	3,378
Total noninterest income	14,113	13,202
Noninterest expense:
Salaries and employee benefits	36,401	35,247
Occupancy and equipment	5,565	5,450
Professional services	2,255	1,696
Computer software expense	3,525	3,408
Marketing and promotion	1,630	1,715
Provision for unfunded loan commitments	—	500
Amortization of intangible assets	1,438	1,720
Other	8,957	5,145
Total noninterest expense	59,771	54,881
Earnings before income taxes	66,803	82,549
Income taxes	18,204	23,279
Net earnings	$48,599	$59,270

Other comprehensive (loss) income:
Unrealized (loss) gain on securities arising during the period, before tax	$(17,073)	$40,702
Less: Income tax benefit (expense) related to items of other comprehensive income	5,357	(12,033)
Other comprehensive (loss) income, net of tax	(11,716)	28,669
Comprehensive income (loss)	$36,883	$87,939

Basic earnings per common share	$0.35	$0.42
Diluted earnings per common share	$0.35	$0.42

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

Three Months Ended March 31, 2024 and 2023

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2024	139,345	$1,288,899	$1,112,642	$(323,569)	$2,077,972
Repurchase of common stock	(146)	(2,573)	—	—	(2,573)
Exercise of stock options	3	43	—	—	43
Shares issued pursuant to stock-based compensation plan	440	2,386	—	—	2,386
Cash dividends declared on common stock ($0.20 per share)	—	—	(27,886)	—	(27,886)
Net earnings	—	—	48,599	—	48,599
Other comprehensive loss	—	—	—	(11,716)	(11,716)
Balance, March 31, 2024	139,642	$1,288,755	$1,133,355	$(335,285)	$2,086,825

Balance, January 1, 2023	139,819	$1,300,466	$1,002,847	$(354,796)	$1,948,517
Repurchase of common stock	(918)	(21,036)	—	—	(21,036)
Exercise of stock options	4	72	—	—	72
Shares issued pursuant to stock-based compensation plan	397	2,284	—	—	2,284
Cash dividends declared on common stock ($0.20 per share)	—	—	(28,007)	—	(28,007)
Net earnings	—	—	59,270	—	59,270
Other comprehensive income	—	—	—	28,669	28,669
Balance, March 31, 2023	139,302	$1,281,786	$1,034,110	$(326,127)	$1,989,769

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities
Interest and dividends received	$161,187	$148,044
Service charges and other fees received	10,560	11,779
Interest paid	(23,092)	(17,239)
Net cash paid to vendors, employees and others	(71,181)	(72,445)
Income taxes	—	(19)
Net cash provided by operating activities	77,474	70,120
Cash Flows from Investing Activities
Proceeds (purchases) of FHLB stock, net	—	(11,070)
Net change in interest-earning balances from depository institutions	(4,416)	(2,391)
Proceeds from repayment of investment securities available-for-sale	82,060	89,465
Proceeds from maturity of investment securities available-for-sale	15,000	3
Proceeds from repayment and maturity of investment securities held-to-maturity	18,446	17,552
Purchases of investment securities held-to-maturity	(11,455)	(2,026)
Net (increase) decrease in equity investments	(1,599)	2,680
Net decrease in loan and lease finance receivables	132,281	138,709
Purchase of premises and equipment	(166)	(343)
Proceeds from BOLI death benefit	882	—
Net cash provided by investing activities	231,033	232,579
Cash Flows from Financing Activities
Net increase (decrease) in other deposits	182,120	(553,692)
Net increase (decrease) in time deposits	279,159	(10,683)
Net (decrease) increase in other borrowings	(75,000)	410,000
Net increase (decrease) in customer repurchase agreements	4,078	(75,196)
Cash dividends on common stock	(28,030)	(28,091)
Repurchase of common stock	(2,573)	(21,036)
Proceeds from exercise of stock options	43	72
Net cash provided by (used in) financing activities	359,797	(278,626)
Net increase in cash and cash equivalents	668,304	24,073
Cash and cash equivalents, beginning of period	281,285	203,461
Cash and cash equivalents, end of period	$949,589	$227,534

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$48,599	$59,270
Adjustments to reconcile net earnings to net cash provided by operating activities:
Increase in BOLI	(3,593)	(1,189)
Net amortization of premiums and discounts on investment securities	4,142	4,635
Accretion of discount for acquired loans, net	(1,042)	(1,102)
Provision for credit losses	—	1,500
Provision for unfunded loan commitments	—	500
Valuation allowance on other real estate owned	28	—
Stock-based compensation	2,386	2,284
Depreciation and amortization, net	3,092	4,448
Change in other assets and liabilities	23,862	(226)
Total adjustments	28,875	10,850
Net cash provided by operating activities	$77,474	$70,120

Supplemental Disclosure of Non-cash Investing Activities
Transfer of loans to other real estate owned	$675	$—

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located throughout California. As of March 31, 2024, the Bank operated 62 banking centers and three trust office locations. The Company is headquartered in the city of Ontario, California.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Reclassification — Certain amounts in the prior periods’ unaudited condensed consolidated financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as discussed below, our accounting policies are described in Note 3 – Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC (“Form 10-K”).

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

	March 31, 2024
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$32,644	$—	$(4)	$32,640	1.15%
Mortgage-backed securities	2,766,695	25	(367,613)	2,399,107	84.56%
CMO/REMIC	495,576	—	(116,682)	378,894	13.35%
Municipal bonds	26,480	36	(1,372)	25,144	0.89%
Other securities	1,315	—	—	1,315	0.05%
Unallocated portfolio layer fair value basis adjustments (1)	10,893	—	(10,893)	—	0.00%
Total available-for-sale securities	$3,333,603	$61	$(496,564)	$2,837,100	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$526,752	$—	$(103,672)	$423,080	21.46%
Mortgage-backed securities	652,864	—	(109,336)	543,528	26.60%
CMO/REMIC	798,226	—	(162,528)	635,698	32.52%
Municipal bonds	465,289	2,223	(37,242)	430,270	18.96%
Other securities	11,455	—	—	11,455	0.46%
Total held-to-maturity securities	$2,454,586	$2,223	$(412,778)	$2,044,031	100.00%

	December 31, 2023
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$32,229	$24	$—	$32,253	1.09%
Mortgage-backed securities	2,843,744	42	(336,107)	2,507,679	84.83%
CMO/REMIC	502,234	—	(112,872)	389,362	13.17%
Municipal bonds	26,477	46	(888)	25,635	0.87%
Other securities	1,196	—	—	1,196	0.04%
Unallocated portfolio layer fair value basis adjustments (1)	(6,938)	6,938	—	—	0.00%
Total available-for-sale securities	$3,398,942	$7,050	$(449,867)	$2,956,125	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$530,656	$—	$(97,972)	$432,684	21.53%
Mortgage-backed securities	663,090	—	(97,436)	565,654	26.90%
CMO/REMIC	802,892	—	(156,155)	646,737	32.58%
Municipal bonds	467,972	3,438	(33,604)	437,806	18.99%
Total held-to-maturity securities	$2,464,610	$3,438	$(385,167)	$2,082,881	100.00%

(1)
Represents the amount of portfolio layer method basis adjustments related to AFS MBS securities hedged in a closed portfolio. Under U.S. GAAP, portfolio layer method basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses for the individual securities being hedged. Refer to Note 3 and Note 9 for additional information.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$21,280	$19,428
Tax-advantaged	166	168
Total interest income from available-for-sale securities	21,446	19,596
Investment securities held-to-maturity:
Taxable	10,984	11,507
Tax-advantaged	2,418	2,449
Total interest income from held-to-maturity securities	13,402	13,956
Total interest income from investment securities	$34,848	$33,552

Approximately 90% of the total investment securities portfolio at March 31, 2024 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity investment securities under the CECL model was zero at March 31, 2024 and December 31, 2023.

The following table presents the Company’s available-for-sale and held-to-maturity investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$32,640	$(4)	$—	$—	$32,640	$(4)
Mortgage-backed securities	22	—	2,397,803	(367,613)	2,397,825	(367,613)
CMO/REMIC	—	—	378,893	(116,682)	378,893	(116,682)
Municipal bonds	6,525	(145)	17,743	(1,227)	24,268	(1,372)
Total available-for-sale securities	$39,187	$(149)	$2,794,439	$(485,522)	$2,833,626	$(485,671)
Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$423,080	$(103,672)	$423,080	$(103,672)
Mortgage-backed securities	—	—	543,529	(109,336)	543,529	(109,336)
CMO/REMIC	—	—	635,698	(162,528)	635,698	(162,528)
Municipal bonds	46,060	(649)	289,996	(36,593)	336,056	(37,242)
Total held-to-maturity securities	$46,060	$(649)	$1,892,303	$(412,129)	$1,938,363	$(412,778)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	48	—	2,506,162	(336,107)	2,506,210	(336,107)
CMO/REMIC	—	—	389,359	(112,872)	389,359	(112,872)
Municipal bonds	3,286	(17)	18,105	(871)	21,391	(888)
Total available-for-sale securities	$3,334	$(17)	$2,913,626	$(449,850)	$2,916,960	$(449,867)

Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$432,684	$(97,972)	$432,684	$(97,972)
Mortgage-backed securities	—	—	565,655	(97,436)	565,655	(97,436)
CMO/REMIC	—	—	646,737	(156,155)	646,737	(156,155)
Municipal bonds	20,609	(200)	293,467	(33,404)	314,076	(33,604)
Total held-to-maturity securities	$20,609	$(200)	$1,938,543	$(384,967)	$1,959,152	$(385,167)

At March 31, 2024 investment securities with carrying values of $2.51 billion were pledged to secure various types of deposits, including $1.37 billion of public funds. In addition, investment securities with carrying values of $2.75 billion were pledged to secure $372.3 million for repurchase agreements, $1.88 billion for outstanding borrowings, $446 million for unused borrowing capacity and approximately $51 million for other purposes as required or permitted by law.

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

The amortized cost and fair value of debt securities at March 31, 2024, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 23 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	March 31, 2024
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$36,409	$36,328	$3,565	$3,554
Due after one year through five years	264,422	241,797	52,525	50,505
Due after five years through ten years	2,519,475	2,164,588	317,491	280,289
Due after ten years	513,297	394,387	2,081,005	1,709,683
Total investment securities	$3,333,603	$2,837,100	$2,454,586	$2,044,031

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2024.

5. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table provides a summary of total loans and lease finance receivables by type.

	March 31, 2024	December 31, 2023
	(Dollars in thousands)

Commercial real estate	$6,720,538	$6,784,505
Construction	58,806	66,734
SBA	268,320	270,619
SBA - Paycheck Protection Program (PPP)	2,249	2,736
Commercial and industrial	963,120	969,895
Dairy & livestock and agribusiness	351,624	412,891
Municipal lease finance receivables	72,032	73,590
SFR mortgage	276,475	269,868
Consumer and other loans	57,549	54,072
Total loans, at amortized cost	8,770,713	8,904,910
Less: Allowance for credit losses	(82,817)	(86,842)
Total loans and lease finance receivables, net	$8,687,896	$8,818,068

As of March 31, 2024, 80.44% of the Company’s total loan portfolio consisted of real estate loans, with commercial real estate loans representing 76.62% of total loans. The Company’s real estate loans and construction loans are secured by real properties primarily located in California. As of March 31, 2024, $498.2 million, or 7.41% of the total commercial real estate loans included loans secured by farmland, compared to $497.7 million, or 7.34%, at December 31, 2023. The loans secured by farmland included $121.4 million for loans secured by dairy & livestock land and $376.8 million secured by agricultural land at March 31, 2024, compared to $122.4 million for loans secured by dairy & livestock land and $375.3 million for loans secured by agricultural land at December 31, 2023. As of March 31, 2024, dairy & livestock and agribusiness loans of $351.6 million were comprised of $308.5 million for dairy & livestock loans and $43.1 million for agribusiness loans, compared to $412.9 million were comprised of $374.9 million for dairy & livestock loans and $38.0 million of agribusiness loans at December 31, 2023.

At March 31, 2024 and December 31, 2023, loans totaling $4.24 billion and $4.04 billion, respectively, were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of March 31, 2024 and December 31, 2023.

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

The following table summarizes loans by type and origination year, according to our internal risk ratings as of the dates presented.

	Origination Year						Revolving loans amortized	Revolving loans converted to
March 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$54,653	$441,596	$1,299,240	$1,120,686	$866,833	$2,457,881	$179,725	$38,940	$6,459,554
Special Mention	678	4,556	3,867	18,616	19,117	121,713	2,366	—	170,913
Substandard	—	669	8,105	2,891	32,952	44,705	749	—	90,071
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$55,331	$446,821	$1,311,212	$1,142,193	$918,902	$2,624,299	$182,840	$38,940	$6,720,538
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$2,258	$—	$—	$2,258

Construction loans:
Risk Rating:
Pass	$3	$2,513	$12,277	$22,289	$8,066	$—	$11,549	$—	$56,697
Special Mention	—	—	—	—	—	—	—	—	-
Substandard	—	—	—	2,109	—	—	—	—	2,109
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$3	$2,513	$12,277	$24,398	$8,066	$—	$11,549	$—	$58,806
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$10,759	$19,621	$47,896	$50,594	$24,417	$102,067	$—	$—	$255,354
Special Mention	—	—	1,616	—	4,767	3,010	—	—	9,393
Substandard	—	—	—	—	—	3,573	—	—	3,573
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$10,759	$19,621	$49,512	$50,594	$29,184	$108,650	$—	$—	$268,320
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$90	$—	$—	$90

SBA - PPP loans:
Risk Rating:
Pass	$—	$—	$—	$591	$1,658	$—	$—	$—	$2,249
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$—	$—	$591	$1,658	$—	$—	$—	$2,249
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans:
Risk Rating:
Pass	$28,523	$135,426	$136,353	$90,310	$82,495	$151,348	$296,236	$4,688	$925,379
Special Mention	—	9,498	1,124	1,595	828	7,989	8,133	5,279	34,446
Substandard	—	—	239	—	—	45	2,637	374	3,295
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$28,523	$144,924	$137,716	$91,905	$83,323	$159,382	$307,006	$10,341	$963,120
Current YTD Period: Gross charge-offs	$—	$—	$300	$—	$—	$1,186	$—	$431	$1,917

	Origination Year						Revolving loans amortized	Revolving loans converted to
March 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$—	$—	$—	$685	$917	$262	$266,157	$270	$268,291
Special Mention	—	432	—	1,335	—	—	79,044	—	80,811
Substandard	—	—	—	—	—	60	2,380	82	2,522
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$—	$432	$—	$2,020	$917	$322	$347,581	$352	$351,624
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$193	$—	$5,719	$25,803	$5,733	$34,402	$—	$—	$71,850
Special Mention	—	—	—	—	—	182	—	—	182
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$193	$—	$5,719	$25,803	$5,733	$34,584	$—	$—	$72,032
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$11,528	$21,229	$60,524	$43,305	$43,832	$93,044	$—	$—	$273,462
Special Mention	—	750	—	—	913	438	—	—	2,101
Substandard	—	—	—	—	—	604	—	308	912
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$11,528	$21,979	$60,524	$43,305	$44,745	$94,086	$—	$308	$276,475
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$1,636	$4,037	$3,483	$2,492	$572	$1,035	$42,049	$1,256	$56,560
Special Mention	—	—	—	214	—	—	4	173	391
Substandard	—	—	—	—	—	—	—	598	598
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$1,636	$4,037	$3,483	$2,706	$572	$1,035	$42,053	$2,027	$57,549
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$1	$1	$2

Total Loans, at amortized cost:
Risk Rating:
Pass	$107,295	$624,422	$1,565,492	$1,356,755	$1,034,523	$2,840,039	$795,716	$45,154	$8,369,396
Special Mention	678	15,236	6,607	21,760	25,625	133,332	89,547	5,452	298,237
Substandard	—	669	8,344	5,000	32,952	48,987	5,766	1,362	103,080
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$107,973	$640,327	$1,580,443	$1,383,515	$1,093,100	$3,022,358	$891,029	$51,968	$8,770,713
Current YTD Period: Total gross charge-offs	$—	$—	$300	$—	$—	$3,534	$1	$432	$4,267

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2023	2023	2022	2021	2020	2019	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$447,991	$1,315,563	$1,133,331	$885,590	$497,541	$2,041,329	$171,223	$38,568	$6,531,136
Special Mention	3,241	3,897	15,868	19,368	43,824	74,673	2,911	—	163,782
Substandard	744	8,127	2,891	33,401	12,986	30,637	801	—	89,587
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$451,976	$1,327,587	$1,152,090	$938,359	$554,351	$2,146,639	$174,935	$38,568	$6,784,505
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction loans:
Risk Rating:
Pass	$1,274	$15,046	$22,288	$8,058	$—	$—	$17,938	$—	$64,604
Special Mention	—	—	2,130	—	—	—	—	—	2,130
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$1,274	$15,046	$24,418	$8,058	$—	$—	$17,938	$—	$66,734
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$20,701	$48,212	$51,038	$29,306	$6,236	$101,856	$—	$—	$257,349
Special Mention	—	1,627	—	4,784	1,132	1,760	—	—	9,303
Substandard	—	—	—	—	749	3,218	—	—	3,967
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$20,701	$49,839	$51,038	$34,090	$8,117	$106,834	$—	$—	$270,619
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$288	$—	$—	$288

SBA - PPP loans:
Risk Rating:
Pass	$—	$—	$699	$2,037	$—	$—	$—	$—	$2,736
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$—	$699	$2,037	$—	$—	$—	$—	$2,736
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans:
Risk Rating:
Pass	$141,080	$143,847	$100,059	$88,743	$68,352	$94,027	$289,539	$5,460	$931,107
Special Mention	7,829	738	745	552	4,114	3,986	10,529	5,347	33,840
Substandard	—	257	—	—	89	1,296	2,487	819	4,948
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$148,909	$144,842	$100,804	$89,295	$72,555	$99,309	$302,555	$11,626	$969,895
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$109	$109

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2023	2023	2022	2021	2020	2019	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$296	$—	$1,586	$931	$80	$208	$337,525	$—	$340,626
Special Mention	448	—	—	—	25	—	69,232	—	69,705
Substandard	—	—	—	—	—	60	2,500	—	2,560
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$744	$—	$1,586	$931	$105	$268	$409,257	$—	$412,891
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$—	$5,735	$25,803	$5,981	$4,267	$31,622	$—	$—	$73,408
Special Mention	—	—	—	—	—	182	—	—	182
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$—	$5,735	$25,803	$5,981	$4,267	$31,804	$—	$—	$73,590
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$22,248	$61,070	$43,573	$44,076	$28,049	$67,750	$—	$—	$266,766
Special Mention	789	—	—	918	544	327	—	—	2,578
Substandard	—	—	—	—	—	200	—	324	524
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$23,037	$61,070	$43,573	$44,994	$28,593	$68,277	$—	$324	$269,868
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$4,911	$4,122	$2,707	$702	$644	$486	$38,595	$871	$53,038
Special Mention	—	—	246	—	—	—	4	173	423
Substandard	—	—	—	—	—	12	1	598	611
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$4,911	$4,122	$2,953	$702	$644	$498	$38,600	$1,642	$54,072
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$4	$8

Total Loans, at amortized cost:
Risk Rating:
Pass	$638,501	$1,593,595	$1,381,084	$1,065,424	$605,169	$2,337,278	$854,820	$44,899	$8,520,770
Special Mention	12,307	6,262	18,989	25,622	49,639	80,928	82,676	5,520	281,943
Substandard	744	8,384	2,891	33,401	13,824	35,423	5,789	1,741	102,197
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$651,552	$1,608,241	$1,402,964	$1,124,447	$668,632	$2,453,629	$943,285	$52,160	$8,904,910
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$292	$—	$113	$405

Allowance for Credit Losses ("ACL")

The Company's allowance models calculate reserves over the average life of the loan, which includes the remaining time to maturity, adjusted for estimated prepayments applied as an adjustment to our commercial real estate and commercial and industrial loans. Our allowance for credit losses is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. A substantial portion of the ACL relates to loans within the Commercial Real Estate and Commercial and Industrial methodologies, each evaluated on a collective basis. Our ACL amounts are largely driven by portfolio characteristics, including loss history, internal risk grading, various risk attributes, and the economic outlook for certain macroeconomic variables. Risk attributes for commercial real estate loans include Original Loan to Value ratios ("OLTV"), origination year, loan seasoning, and macroeconomic variables that include Real GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans. The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans (excluding Paycheck Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the amortized cost basis of the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes. The Company’s ACL estimate incorporates a reasonable and supportable forecast of various macroeconomic variables over the remaining average life of our loans. This forecast incorporates an assumption that each macroeconomic variable will revert to a long-term expectation, starting in years two through three, of the reasonable and supportable forecast period, with the reversion largely completed within the first five years of the forecast. The economic forecast is based on probability weighted scenarios to address macroeconomic uncertainty. Our methodology for assessing the appropriateness of the allowance is reviewed on a regular basis and considers overall risks in the Bank’s loan portfolio. Refer to Note 3 – Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2023 for a more detailed discussion concerning the allowance for credit losses.

The ACL totaled $82.8 million at March 31, 2024, compared to $86.8 million at December 31, 2023. The $4.0 million decrease in the ACL from December 31, 2023 to March 31, 2024 is comprised of $4.0 in net charge-offs. At March 31, 2024, the ACL as a percentage of total loans and leases, at amortized cost, was 0.94%. This compares to 0.97% at December 31, 2023. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast, as well as downside forecasts. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with downside risks weighted among multiple forecasts. As of March 31, 2024, the resulting weighted forecast resulted in Real GDP growth declining in the third and fourth quarters of 2024. Real GDP growth is forecasted to be below 2% for 2025, before returning to growth between 2% and 2.5% in 2026. Commercial real estate values are forecasted to continue their decline until reaching their lowest level in the third quarter 2024. Unemployment is forecasted to rise in 2024, peaking around 6% in the first quarter of 2025. The unemployment rate is forecasted to stay elevated through 2026.

Management believes that the ACL was appropriate at March 31, 2024 and December 31, 2023. Due to inflationary pressures, high interest rates, lower commercial real estate values, and geopolitical events, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Three Months Ended March 31, 2024
	Ending Balance December 31, 2023	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance March 31, 2024
	(Dollars in thousands)
Commercial real estate	$69,466	$(2,258)	$—	$2,237	$69,445
Construction	1,277	—	3	16	1,296
SBA	2,679	(90)	63	(121)	2,531
Commercial and industrial	9,116	(1,917)	176	(2,316)	5,059
Dairy & livestock and agribusiness	3,098	—	—	154	3,252
Municipal lease finance receivables	210	—	—	(16)	194
SFR mortgage	535	—	—	(52)	483
Consumer and other loans	461	(2)	—	98	557
Total allowance for credit losses	$86,842	$(4,267)	$242	$—	$82,817

	Three Months Ended March 31, 2023
	Ending Balance December 31, 2022	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance March 31, 2023
	(Dollars in thousands)
Commercial real estate	$64,806	$—	$—	$2,311	$67,117
Construction	1,702	—	3	(31)	1,674
SBA	2,809	(94)	12	2	2,729
Commercial and industrial	10,206	(16)	14	(1,241)	8,963
Dairy & livestock and agribusiness	4,400	—	4	366	4,770
Municipal lease finance receivables	296	—	—	(13)	283
SFR mortgage	366	—	—	43	409
Consumer and other loans	532	—	—	63	595
Total allowance for credit losses	$85,117	$(110)	$33	$1,500	$86,540

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the allowance for credit losses, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated credit losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2023, for additional discussion concerning the Bank’s policy for past due and nonperforming loans.

The following table presents the recorded investment in, and the aging of, past due loans (including nonaccrual loans), by type of loans as of the dates presented.

	March 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$2,526	$—	$—	$2,526	$2,407,593	$2,410,119
Non-owner occupied	11,295	5,960	10,661	27,916	4,282,503	4,310,419
Construction
Speculative (1)	—	—	—	—	52,256	52,256
Non-speculative	—	—	—	—	6,550	6,550
SBA	408	—	54	462	267,858	268,320
SBA - PPP	—	—	—	—	2,249	2,249
Commercial and industrial	6	—	2,487	2,493	960,627	963,120
Dairy & livestock and agribusiness	—	—	—	—	351,624	351,624
Municipal lease finance receivables	—	—	—	—	72,032	72,032
SFR mortgage	—	—	—	—	276,475	276,475
Consumer and other loans	—	—	—	—	57,549	57,549
Total loans at amortized cost	$14,235	$5,960	$13,202	$33,397	$8,737,316	$8,770,713

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$300	$—	$2,505	$2,805	$2,430,447	$2,433,252
Non-owner occupied	16	—	531	547	4,350,706	4,351,253
Construction
Speculative (1)	—	—	—	—	57,921	57,921
Non-speculative	—	—	—	—	8,813	8,813
SBA	—	108	969	1,077	269,542	270,619
SBA - PPP	—	—	—	—	2,736	2,736
Commercial and industrial	12	—	4,253	4,265	965,630	969,895
Dairy & livestock and agribusiness	—	—	—	—	412,891	412,891
Municipal lease finance receivables	—	—	—	—	73,590	73,590
SFR mortgage	201	—	—	201	269,667	269,868
Consumer and other loans	18	—	—	18	54,054	54,072
Total loans at amortized cost	$547	$108	$8,258	$8,913	$8,895,997	$8,904,910

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

Amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance are presented as of March 31, 2024 and December 31, 2023 by type of loan.

	March 31, 2024
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1) (3)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$—	$—	$—
Non-owner occupied	10,661	10,661	—
Construction
Speculative (2)	—	—	—
Non-speculative	—	—	—
SBA	54	54	—
SBA - PPP	—	—	—
Commercial and industrial	2,727	2,727	—
Dairy & livestock and agribusiness	60	60	—
Municipal lease finance receivables	—	—	—
SFR mortgage	308	308	—
Consumer and other loans	-	-	—
Total loans at amortized cost	$13,810	$13,810	$—

(1)
As of March 31, 2024, $608,000 of nonaccruing loans were current and $13.2 million were 90+ days past due.
(2)
Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)
There were no guaranteed portion of nonaccrual SBA loans that are in process of collection.

	December 31, 2023
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$2,505	$2,505	$—
Non-owner occupied	548	12,935	—
Construction
Speculative (2)	—	—	—
Non-speculative	—	—	—
SBA	787	969	—
SBA - PPP	—	—	—
Commercial and industrial	908	4,509	—
Dairy & livestock and agribusiness	60	60	—
Municipal lease finance receivables	—	—	—
SFR mortgage	323	324	—
Consumer and other loans	—	—	—
Total loans at amortized cost	$5,131	$21,302	$—

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

	March 31, 2024			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$10,661	$—	$—	2
Construction	—	—	—	—
SBA	54	—	—	1
SBA - PPP	—	—	—	—
Commercial and industrial	—	2,727	—	2
Dairy & livestock and agribusiness	60	—	—	1
Municipal lease finance receivables	—	—	—	—
SFR mortgage	308	—	—	1
Consumer and other loans	—	—	—	—
Total collateral-dependent loans	$11,083	$2,727	$—	7

	December 31, 2023			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$15,440	$—	$—	5
Construction	—	—	—	—
SBA	749	220	—	4
SBA - PPP	—	—	—	—
Commercial and industrial	392	2,950	1,167	8
Dairy & livestock and agribusiness	60	—	—	1
Municipal lease finance receivables	—	—	—	—
SFR mortgage	324	—	—	1
Consumer and other loans	—	—	—	—
Total collateral-dependent loans	$16,965	$3,170	$1,167	19

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. The Bank's ACL methodology produced an allowance of $7.5 million for the off-balance sheet credit exposures as of March 31, 2024. There was no provision for unfunded loan commitments for the three months ended March 31, 2024, compared to $500,000 in provision for the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, the balance in this reserve was $7.5 million and was included in other liabilities.

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

There were three loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2024 with an amortized cost totaling $1.3 million as of March 31, 2024, including one dairy & livestock and agribusiness loan of $962,000 and two commercial and industrial loans totaling $350,000.

The tables below reflect the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified as of March 31, 2024 and March 31, 2023, and the financial effect of those modifications.

	Term Extension		Combination-Term Extension and Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of Financing Receivables	Amortized Cost Basis	% of Total Class of Financing Receivables	Total
March 31, 2024
Commercial real estate loans	$2,466	0.03%	$686	0.01%	$3,152
Commercial and industrial	1,644	0.02%	242	0.00%	1,886
Dairy & livestock and agribusiness	5,727	0.07%	—	0.00%	5,727
Total	$9,837		$928		$10,765

March 31, 2023
Commercial real estate loans	$1,587	0.02%	$—	—	$1,587
Commercial and industrial	2,250	0.03%	—	—	2,250
Dairy & livestock and agribusiness	1,999	0.02%	—	—	1,999
Total	$5,836		$—		$5,836

Loan Type	Financial Effect

Term Extension
March 31, 2024
Commercial real estate loans	Added a weighted-average 1.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.7 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	Added a weighted-average 0.6 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Term Extension
March 31, 2023
Commercial real estate loans	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.8 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.

As of March 31, 2024, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first quarter of 2024 that subsequently defaulted. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty as of March 31, 2024.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$3,152	$—	$—
Commercial and industrial	1,886	—	—
Dairy & livestock and agribusiness	5,727	—	—
Total	$10,765	$—	$—

6. BORROWINGS

Customer Repurchase Agreements

The Bank offers a repurchase agreement product to its customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of March 31, 2024, total funds borrowed under these agreements were $275.7 million with a weighted average interest rate of 0.41%, compared to $271.6 million with a weighted average interest rate of 0.29% at December 31, 2023.

Federal Home Loan Bank Advances and Other Borrowings

As of March 31, 2024, total borrowings of $2.0 billion, consisted of one-year advances from the Federal Reserve’s Bank Term Funding Program (“BTFP”) at a cost of approximately 4.75%. The BTFP advances include maturities of $695 million in May and $1.3 billion in January of 2025.

As of December 31, 2023, total short-term borrowings of $2.07 billion, consisted of $1.91 billion of one-year advances from the Federal Reserve’s BTFP at a cost of 4.78% and $160 million of short-term FHLB advances, at an average cost of approximately 5.7%. The BTFP advances included maturities of $695 million in May and $1.2 billion in December of 2024.

At March 31, 2024, loans with a carrying value of $4.24 billion were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

At March 31, 2024 investment securities with carrying values of $2.51 billion were pledged to secure various types of deposits, including $1.37 billion of public funds. In addition, investment securities with carrying values of $2.75 billion were pledged to secure $372.3 million for repurchase agreements, $1.88 billion for outstanding borrowings, $446 million for unused borrowing capacity and approximately $51 million for other purposes as required or permitted by law.

7. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three months ended March 31, 2024 and March 31, 2023, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 1,021,000 and 348,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$48,599	$59,270
Less: Net earnings allocated to restricted stock	324	407
Net earnings allocated to common shareholders	$48,275	$58,863
Weighted average shares outstanding	138,429	138,592
Basic earnings per common share	$0.35	$0.42

Diluted earnings per common share:
Net income allocated to common shareholders	$48,275	$58,863
Weighted average shares outstanding	138,429	138,592
Incremental shares from assumed exercise of outstanding options	174	361
Diluted weighted average shares outstanding	138,603	138,953
Diluted earnings per common share	$0.35	$0.42

8. FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The valuation methodologies for financial assets and liabilities measured at fair value on a recurring and non-recurring basis are described in Note 18 — Fair Value Information, included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of the dates presented.

	Carrying Value at March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$32,640	$—	$32,640	$—
Mortgage-backed securities	2,399,107	—	2,399,107	—
CMO/REMIC	378,894	—	378,894	—
Municipal bonds	25,144	—	25,144	—
Other securities	1,315	—	1,315	—
Total investment securities - AFS	2,837,100	—	2,837,100	—
Derivatives not designated as hedging instruments:
Interest rate swaps	38	—	38	—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	10,893	—	10,893	—
Cash flow hedges: interest rate swaps	789	—	789	—
Total assets	$2,848,820	$—	$2,848,820	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$38	$—	$38	$—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—
Cash flow hedges: interest rate swaps	—	—	—	—
Total liabilities	$38	$—	$38	$—

	Carrying Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$32,253	$—	$32,253	$—
Mortgage-backed securities	2,507,679	—	2,507,679	—
CMO/REMIC	389,362	—	389,362	—
Municipal bonds	25,635	—	25,635	—
Other securities	1,196	—	1,196	—
Total investment securities - AFS	2,956,125	—	2,956,125	—
Derivatives not designated as hedging instruments:
Interest rate swaps	112	—	112	—
Derivatives designated as hedging instruments:
Interest rate swaps	—	—	—	—
Total assets	$2,956,237	$—	2,956,237	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$112	$—	$112	$—
Derivatives designated as hedging instruments:
Interest rate swaps	6,938	—	6,938	—
Total liabilities	$7,050	$—	$7,050	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at March 31, 2024 and December 31, 2023, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Three Months Ended March 31, 2024
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$13,813	$—	$—	$13,813	$2,258
Construction	—	—	—	—	—
SBA	211	—	—	211	26
SBA - PPP	—	—	—	—	—
Commercial and industrial	4,612	—	—	4,612	16
Dairy & livestock and agribusiness	5,787	—	—	5,787	—
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	308	—	—	308	—
Consumer and other loans	—	—	—	—	—
Other real estate owned	—	—	—	—	—
Asset held-for-sale	—	—	—	—	—
Total assets	$24,731	$—	$—	$24,731	$2,300

	Carrying Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2023
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$18,678	$—	$—	$18,678	$2,128
Construction	—	—	—	—	—
SBA	995	—	—	995	57
SBA - PPP	—	—	—	—	—
Commercial and industrial	6,092	—	—	6,092	3,510
Dairy & livestock and agribusiness	4,700	—	—	4,700	27
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Other real estate owned	—	—	—	—	—
Asset held-for-sale	—	—	—	—	—
Total assets	$30,465	—	—	$30,465	$5,722

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of March 31, 2024 and December 31, 2023, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	March 31, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$949,589	$949,589	$—	$—	$949,589
Interest-earning balances due from depository institutions	12,632	—	12,632	—	12,632
Investment securities available-for-sale	2,837,100	—	2,837,100	—	2,837,100
Investment securities held-to-maturity	2,454,586	—	2,044,031	—	2,044,031
Total loans, net of allowance for credit losses	8,687,896	—	—	8,273,529	8,273,529
Derivatives not designated as hedging instruments:
Interest rate swaps	38	—	38	—	38
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	10,893	—	10,893	—	10,893
Cash flow hedges: interest rate swaps	789	—	789	—	789
Liabilities
Deposits:
Interest-bearing	$4,782,132	$—	$4,777,393	$—	$4,777,393
Borrowings	2,270,720	—	2,204,434	—	2,204,434
Derivatives not designated as hedging instruments:
Interest rate swaps	38	—	38	—	38
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—	—
Cash flow hedges: interest rate swaps	—	—	—	—	—

	December 31, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$281,285	$281,285	$—	$—	$281,285
Interest-earning balances due from depository institutions	8,216	—	8,216	—	8,216
Investment securities available-for-sale	2,956,125	—	2,956,125	—	2,956,125
Investment securities held-to-maturity	2,464,610	—	2,082,881	—	2,082,881
Total loans, net of allowance for credit losses	8,818,068	—	—	8,503,518	8,503,518
Derivatives not designated as hedging instruments:
Interest rate swaps	112	—	112	—	112
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—	—
Liabilities
Deposits:
Interest-bearing	$4,227,467	$—	$4,222,773	$—	$4,222,773
Borrowings	2,341,642	—	2,283,631	—	2,283,631
Derivatives not designated as hedging instruments:
Interest rate swaps	112	—	112	—	112
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	6,938	—	6,938	—	6,938

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2024 and December 31, 2023. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

9. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Not Designated as Hedging Instruments

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of March 31, 2024, the Bank has entered into 114 interest-rate swap agreements with customers with a notional amount totaling $390.3 million. The Bank then entered into identical offsetting swaps with counterparties. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

Fair Value Hedges

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

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with original maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The fair value of these instruments totaled $10.9 million and were reflected as an asset at March 31, 2024.

Cash Flow Hedges

To manage our interest rate risk associated with brokered CDs, FHLB advances or other fixed rate advances for specified periods, the Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rates. During the first quarter of 2024, $300 million of 3-month term brokered CDs were issued and cash flow hedging transactions were also executed in which $300 million notional pay-fixed interest rate swaps were consummated with maturities of three years, wherein the Company pays a weighted average fixed rate of approximately 4.2% and receives daily SOFR.

To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge if a cash flow hedge. At inception a statistical regression analysis is prepared to determine hedge effectiveness. At each reporting period thereafter, a statistical regression or qualitative analysis is performed to determine hedge effectiveness. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then hedge accounting ceases and any gain or loss in AOCI is recognized in earnings immediately. The cash flow hedges are recorded at fair value in other assets and other liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax. All related cash flows are reported in the operating activities section of the consolidated statement of cash flows. Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability.

Balance Sheet Classification of Derivative Financial Instruments

As of March 31, 2024 and December 31, 2023, the notional amount, the location of the asset and liability, and their respective fair values, are summarized in the tables below.

	March 31, 2024
	Asset Derivatives			Liability Derivatives
	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$390,307	Other assets	$38	$390,307	Other liabilities	$38
Total derivatives			$38			$38

Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$1,000,000	Other assets	$10,893		Other liabilities	$—
Cash flow hedges: interest rate swaps		Other assets	789	$300,000	Other liabilities	—
Total			$11,682			$—

	December 31, 2023
	Asset Derivatives			Liability Derivatives
	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$394,359	Other assets	$112	$394,359	Other liabilities	$112
Total derivatives			$112			$112
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$1,000,000	Other assets	$—		Other liabilities	$6,938
Total			$—			$6,938

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statements of earnings for the periods presented.

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
Three Months Ended March 31,
		2024	2023
(Dollars in thousands)
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps	Other income	$—	$—
Total		$—	$—

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gains (Losses) Recognized in Interest Income on Derivative Instruments		OCI Impact on Derivatives-Gains (Losses) recorded in OCI
		Three Months Ended March 31,		Three Months Ended March 31,
		2024	2023	2024	2023
		(Dollars in thousands)		(Dollars in thousands)
Derivatives Designated as Hedging Instruments:
Fair value hedges: interest rate swaps	Interest income	$3,687	$—	$12,869	$—
Cash flow hedges: interest rate swaps	Interest expense	178	—	556	—
Total		$3,865	$—	$13,425	$—

10. OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	Three Months Ended March 31,
	2024			2023
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(35,856)	$10,600	$(25,256)	$40,424	$(11,951)	$28,473
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	163	(48)	115	278	(82)	196
Derivatives designated as hedging instruments:
Fair value hedges:
Net change in fair value recorded in accumulated OCI	17,831	(4,962)	12,869	—	—	—
Cash flow hedges:
Net change in fair value recorded in accumulated OCI	789	(233)	556	—	—	—
Net change	$(17,073)	$5,357	$(11,716)	$40,702	$(12,033)	$28,669

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

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with original maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The fair value of these instruments totaled $10.9 million and were reflected as an asset on March 31, 2024.

During the first quarter of 2024, cash flow hedging transactions were executed in which $300 million notional pay-fixed interest rate swaps were consummated with maturities of three years, wherein the Company pays a weighted average fixed rate of approximately 4.2% and receives daily SOFR. The fair value of these instruments totaled $789,000 and were reflected as an asset on March 31, 2024.

Refer to Note 9 – Derivative Financial Instruments of the notes to the unaudited condensed consolidated financial statements of this report for additional information.

	Gross Amounts Recognized in the Condensed	Gross Amounts Offset in the Condensed	Net Amounts Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
March 31, 2024
Financial assets:
Derivatives not designated as hedging instruments:
Interest rate swaps	$38	$—	$—	$38	$—	$38
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	10,893	—	—	10,893	—	10,893
Cash flow hedges: interest rate swaps	789	—	—	789	—	789
Total	$11,720	$—	$—	$11,720	$—	$11,720

Financial liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps	$47,507	$(47,469)	$38	$47,469	$(15,827)	$31,680
Derivatives designated as hedging instruments:	—	—	—	—	—	—
Fair value hedges: interest rate swaps	—	—	—	—	—	—
Cash flow hedges: interest rate swaps	—	—	—	—	—	—
Repurchase agreements	275,720	—	275,720	—	360,312	636,032
Total	$323,227	$(47,469)	$275,758	$47,469	$344,485	$667,712

December 31, 2023
Financial assets:
Derivatives not designated as hedging instruments	$112	$—	$—	$112	$—	$112
Derivatives designated as hedging instruments	—	—	—	—	—	—
Total	$112	$—	$—	$112	$—	$112

Financial liabilities:
Derivatives not designated as hedging instruments	$42,613	$(42,501)	$112	$42,501	$(11,659)	$30,954
Derivatives designated as hedging instruments	6,938	—	—	6,938	—	6,938
Repurchase agreements	271,642	—	271,642	—	362,505	634,147
Total	$321,193	$(42,501)	$271,754	$49,439	$350,846	$672,039

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

While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$20,666	$21,655
Total lease liabilities	23,037	24,056

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$1,845	$1,841
Sublease income	—	—
Total lease expense	$1,845	$1,841

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$1,864	$1,756

	March 31, 2024	December 31, 2023
Lease Term and Discount Rate
Weighted average remaining lease term (years)	3.84	3.94
Weighted average discount rate	3.58%	3.48%

The Company’s lease arrangements that have not yet commenced as of March 31, 2024 and the Company’s short-term lease costs and variable lease costs, for the three months ended March 31, 2024 and 2023 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2024, excluding property taxes and insurance, are as follows:

March 31, 2024
(Dollars in thousands)
Year:
2024 (excluding the three months ended March 31, 2024)	$5,490
2025	6,759
2026	5,524
2027	4,040
2028	2,169
Thereafter	825
Total future lease payments	24,807
Less: Imputed interest	(1,770)
Present value of lease liabilities	$23,037

13. REVENUE RECOGNITION

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$5,036	$5,344
Trust and investment services	3,224	2,914
Bankcard services	385	377
Other	1,875	3,378
Noninterest Income (in-scope of Topic 606)	10,520	12,013
Noninterest Income (out-of-scope of Topic 606)	3,593	1,189
Total noninterest income	$14,113	$13,202

Refer to Note 3 – Summary of Significant Accounting Policies and Note 23 – Revenue Recognition, included in our Annual Report on Form 10-K for the year ended December 31, 2023 for a more detailed discussion about noninterest revenue streams that are in-scope of Topic 606.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we,” “our” or the “Company”) and its wholly owned bank subsidiary, Citizens Business Bank (the “Bank” or “CBB”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 and the unaudited condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

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
•
Business Combinations
•
Valuation and Recoverability of Goodwill

Our significant accounting policies are described in greater detail in our 2023 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2023, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recently Issued Accounting Pronouncements but Not Adopted as of March 31, 2024

Standard	Description	Adoption Timing	Impact on Financial Statements
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

OVERVIEW

For the first quarter of 2024, we reported net earnings of $48.6 million, compared with $48.5 million for the fourth quarter of 2023 and $59.3 million for the first quarter of 2023. Diluted earnings per share were $0.35 for the first quarter, compared to $0.35 for the prior quarter and $0.42 for the same period last year. Net income of $48.6 million for the first quarter of 2024 produced an annualized return on average equity (“ROAE”) of 9.31%, an annualized return on average tangible common equity (“ROATCE”) of 15.13%, and an annualized return on average assets (“ROAA”) of 1.21%. Our net interest margin, tax equivalent (“NIM”), was 3.10% for the first quarter of 2024, while our efficiency ratio was 47.22%.

Net interest income was $112.5 million for the first quarter of 2024. This represented a $6.9 million, or 5.78%, decline from the fourth quarter of 2023, and a $13.3 million, or 10.55%, decrease from the first quarter of 2023. The quarter-over-quarter decrease in net interest income was primarily due to a 16 basis point decline in net interest margin driven by approximately $6 million in higher interest expense associated with time deposits and borrowings. The decline in net interest income compared to the first quarter of 2023 was due to a 35 basis point decrease in net interest margin and a $158.5 million decline in average earning assets. Interest expense from borrowings increased by approximately $12 million compared to the first quarter of 2023, as average borrowings grew by $1.02 billion.

Noninterest income was $14.1 million for the first quarter of 2024, compared with $19.2 million for the fourth quarter of 2023 and $13.2 million for the first quarter of 2023. First quarter income from Bank Owned Life Insurance (“BOLI”) decreased by $4.3 million from the fourth quarter of 2023 and increased by $2.4 million compared to the first quarter of 2023, primarily due to restructuring and enhancements in BOLI policies in the fourth quarter of 2023.

Noninterest expense for the first quarter of 2024 was $59.8 million, compared to $65.9 million for the fourth quarter of 2023 and $54.9 million for the first quarter of 2023. The $6.2 million quarter-over-quarter decrease was primarily due to the expense associated with the FDIC special assessment. The first quarter of 2024 reflected an additional accrual of $2.3 million for the FDIC special assessment. This is in addition to the $9.2 million accrued in the fourth quarter of 2023. The increase in the accrual was the result of the FDIC increasing its initial estimate of losses from last year’s bank failures by 25%, which was communicated in March of 2024.

At March 31, 2024, total assets of $16.47 billion increased by $447.2 million, or 2.79%, from total assets of $16.02 billion at December 31, 2023. Interest-earning assets of $14.91 billion at March 31, 2024, increased by $448.9 million, or 3.10%, when compared with $14.46 billion at December 31, 2023. The increase in interest-earning assets was primarily due to a $707.7 million increase in interest-earning balances due from the Federal Reserve, offset by a $129.0 million decrease in investment securities, and a $134.2 million decrease in total loans.

Total investment securities were $5.29 billion at March 31, 2024, a decrease of $129.0 million, or 2.38%, from $5.42 billion at December 31, 2023. At March 31, 2024, investment securities held-to-maturity (“HTM”) totaled $2.45 billion, a decrease of $10.0 million, or 0.41%, from December 31, 2023. At March 31, 2024, investment securities available-for-sale (“AFS”) totaled $2.84 billion, inclusive of a pre-tax net unrealized loss of $485.6 million. AFS securities decreased by $119.0 million, or 4.03%, from $2.96 billion at December 31, 2023. Pre-tax unrealized loss grew by $35.9 million from December 31, 2023. Our tax equivalent yield on investments was 2.64% for the quarter ended March 31, 2024, compared to 2.71% for the fourth quarter of 2023 and 2.37% for the first quarter of 2023. The 27 basis point increase in the yield on investment securities from the prior year was impacted by the positive spread generated from fair-value hedging of certain AFS securities, in which the Company receives daily SOFR and pays a weighted average fixed cost of approximately 3.8%.

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The fair value of these instruments totaled $10.9 million and were reflected as an asset at March 31, 2024. These instruments generated interest income of $3.7 million for the quarter ended March 31, 2024. Refer to Note 9 – Derivative Financial Instruments of the notes to the unaudited condensed consolidated financial statements of this report for additional information.

Total loans and leases, at amortized cost, of $8.77 billion at March 31, 2024, decreased by $134.2 million, or 1.51%, from December 31, 2023. The quarter-over-quarter decline in loans included decreases of $64.0 million in commercial real estate loans, $61.3 million in dairy & livestock and agribusiness loans, $7.9 million in construction loans, $6.8 million in commercial and industrial loans, partially offset by an increase of $6.6 million in SFR mortgage loans. The decline in dairy and livestock loans primarily relates to the seasonal peak in line utilization at the end of every calendar year, demonstrated by a decline in utilization from 80% at the end of 2023 to 75% at March 31, 2024. Our yield on loans was 5.30% for the quarter ended March 31, 2024, compared to 5.18% for the fourth quarter of 2023 and 4.90% for the first quarter of 2023. This 40 basis point increase in our loan yields year-over-year was the result of recent increases in interest rates, highlighted by the 525 basis point increase in the Fed Funds rate since the end of the first quarter of 2022.

The allowance for credit losses totaled $82.8 million at March 31, 2024, compared to $86.8 million at December 31, 2023. There was no provision for credit losses in the first quarter of 2024. The decline in the allowance was due to $4 million of net charge-offs in the first quarter of 2024, primarily due to two borrowers in which specific loan loss reserves were previously established in 2023. Projected loss rates continue to be driven primarily by economic forecast changes to various macroeconomic variables such as Real GDP growth and the rate of unemployment.

Since March of 2022 to March of 2024, the Federal Reserve has increased the Federal Funds rate by 525 basis points to the target range of 5.25% to 5.50%. In comparison to the rising Federal Funds rate, our average cost of deposits has increased from three basis points for the first quarter of 2022 to 74 basis points for the first quarter of 2024. The change in market interest rates that has resulted from the Federal Reserve's monetary policies has impacted the availability of higher interest rates on short-term alternatives to deposits, such as money market mutual funds and treasury notes. These higher yielding alternatives, as well as overall inflationary increases on spending, have impacted our deposit levels over the last two years.

Noninterest-bearing deposits were $7.11 billion at March 31, 2024, a decrease of $93.4 million, or 1.30%, when compared to $7.21 billion at December 31, 2023 and a decrease of $731.5 million, or 9.33%, when compared to $7.84 billion at March 31, 2023. At March 31, 2024, noninterest-bearing deposits were 59.80% of total deposits, compared to 63.03% at December 31, 2023 and 63.92% at March 31, 2023.

Interest-bearing deposits were $4.78 billion at March 31, 2024, an increase of $554.7 million, or 13.12%, when compared to $4.23 billion at December 31, 2023 and an increase of $354.6 million, or 8.01%, when compared to $4.43 billion at March 31, 2023. The increase in deposits included $300 million in new brokered deposits at March 31, 2024. These deposits, which mature every 90 days, were combined with cash flow hedges which resulted in a fixed rate of approximately 4.2%. Customer repurchase agreements totaled $275.7 million at March 31, 2024, compared to $271.6 million at December 31, 2023 and $490.2 million at March 31, 2023. Our average cost of total deposits including customer repurchase agreements was 0.73% for the first quarter of 2024, compared to 0.61% for the fourth quarter of 2023 and 0.17% for the first quarter of 2023.

At March 31, 2024, total borrowings, consisted of approximately $2.0 billion of one-year advances from the Federal Reserve’s Bank Term Funding Program ("BTFP"), at a weighted average cost of approximately 4.75%. The BTFP advances include maturities of $695 million in May and $1.3 billion in January of 2025.

The Company’s total equity was $2.09 billion at March 31, 2024. This represented an overall increase of $8.9 million from total equity of $2.08 billion at December 31, 2023. Increases to equity included $48.6 million in net earnings, that were partially offset by $27.9 million in cash dividends and an $11.7 million decrease in other comprehensive income from the tax effected impact of the net decline in market value of available-for-sale securities and increase in value of pay fixed swaps. We engaged in no stock repurchases during the first quarter of 2024. Our tangible book value per share at March 31, 2024 was $9.36.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of March 31, 2024, the Company’s Tier 1 leverage capital ratio was 10.46%, common equity Tier 1 ratio was 14.95%, Tier 1 risk-based capital ratio was 14.95%, and total risk-based capital ratio was 15.77%. Refer to our Analysis of Financial Condition – Capital Resources.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended
	March 31,		Variance
	2024	2023	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$112,461	$125,728	$(13,267)	-10.55%
(Provision for) recapture of credit losses	—	(1,500)	1,500	100.00%
Noninterest income	14,113	13,202	911	6.90%
Noninterest expense	(59,771)	(54,881)	(4,890)	-8.91%
Income taxes	(18,204)	(23,279)	5,075	21.80%
Net earnings	$48,599	$59,270	$(10,671)	-18.00%
Earnings per common share:
Basic	$0.35	$0.42	$(0.07)
Diluted	$0.35	$0.42	$(0.07)
Return on average assets	1.21%	1.47%	-0.26%
Return on average shareholders' equity	9.31%	12.15%	-2.84%
Efficiency ratio	47.22%	39.50%	7.72%
Noninterest expense to average assets	1.48%	1.36%	0.12%

	Three Months Ended		Variance
	March 31,	December 31,
	2024	2023	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$112,461	$119,356	$(6,895)	-5.78%
(Provision for) recapture of credit losses	—	2,000	(2,000)	100.00%
Noninterest income	14,113	19,163	(5,050)	-26.35%
Noninterest expense	(59,771)	(65,930)	6,159	9.34%
Income taxes	(18,204)	(26,081)	7,877	30.20%
Net earnings	$48,599	$48,508	$91	0.19%
Earnings per common share:
Basic	$0.35	$0.40	$(0.05)
Diluted	$0.35	$0.40	$(0.05)
Return on average assets	1.21%	1.36%	-0.15%
Return on average shareholders' equity	9.31%	11.03%	-1.72%
Efficiency ratio	47.22%	40.86%	6.36%
Noninterest expense to average assets	1.48%	1.32%	0.16%

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

	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
	(Dollars in thousands)
Net Income	$48,599	$48,508	$59,270
Add: Amortization of intangible assets	1,438	1,446	1,720
Less: Tax effect of amortization of intangible assets [1]	(425)	(427)	(508)
Tangible net income	$49,612	$49,527	$60,482

Average stockholders' equity	$2,098,868	$1,994,150	$1,978,244
Less: Average goodwill	(765,822)	(765,822)	(765,822)
Less: Average intangible assets	(14,585)	(15,993)	(20,983)
Average tangible common equity	$1,318,461	$1,212,335	$1,191,439

Return on average equity, annualized	9.31%	9.65%	12.15%
Return on average tangible common equity, annualized	15.13%	16.21%	20.59%

(1)
Tax effected at respective statutory rates.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the three months ended March 31, 2024 and 2023. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

The tables below present the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

	Three Months Ended March 31,
	2024			2023
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,874,642	$21,280	2.96%	$3,190,462	$19,428	2.44%
Tax-advantaged	25,455	166	3.13%	25,681	168	3.13%
Held-to-maturity securities:
Taxable	2,080,985	10,984	2.11%	2,163,847	11,507	2.13%
Tax-advantaged	376,626	2,418	3.11%	382,738	2,449	3.10%
Investment in FHLB stock	18,012	419	9.36%	28,868	349	4.90%
Interest-earning deposits with other institutions	444,101	6,073	5.50%	47,934	491	4.15%
Loans (2)	8,824,579	116,349	5.30%	8,963,323	108,394	4.90%
Total interest-earning assets	14,644,400	157,689	4.34%	14,802,853	142,786	3.91%
Total noninterest-earning assets	1,561,013			1,510,283
Total assets	$16,205,413			$16,313,136

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,007,124	$18,529	1.86%	$4,335,951	$5,247	0.49%
Time deposits	447,011	2,837	2.55%	285,296	118	0.17%
Total interest-bearing deposits	4,454,135	21,366	1.93%	4,621,247	5,365	0.47%
FHLB advances, other borrowings, and customer repurchase agreements	2,301,250	23,862	4.17%	1,522,455	11,693	3.11%
Interest-bearing liabilities	6,755,385	45,228	2.69%	6,143,702	17,058	1.13%
Noninterest-bearing deposits	7,182,718			8,092,704
Other liabilities	168,442			98,486
Stockholders' equity	2,098,868			1,978,244
Total liabilities and stockholders' equity	$16,205,413			$16,313,136

Net interest income		$112,461			$125,728

Net interest spread - tax equivalent			1.65%			2.78%
Net interest margin			3.08%			3.43%
Net interest margin - tax equivalent			3.10%			3.45%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the three months ended March 31, 2024 and March 31, 2023. The non TE rates for total investment securities were 2.60% and 2.33% for the three months ended March 31, 2024 and March 31, 2023, respectively.
(2)
Includes loan fees of $706,000 and $781,000 for the three months ended March 31, 2024 and March 31, 2023, respectively. Prepayment penalty fees of $630,000 and $583,000 are included in interest income for the three months ended March 31, 2024 and March 31, 2023, respectively.
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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended March 31,
	2024 Compared to 2023
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(1,913)	$4,192	$(427)	$1,852
Tax-advantaged investment securities	(1)	(1)	—	(2)
Held-to-maturity securities:
Taxable investment securities	(438)	(85)	—	(523)
Tax-advantaged investment securities	(38)	8	(1)	(31)
Investment in FHLB stock	(132)	320	(118)	70
Interest-earning deposits with other institutions	4,092	160	1,330	5,582
Loans	(1,691)	8,898	748	7,955
Total interest income	(121)	13,492	1,532	14,903

Interest expense:
Savings deposits	(401)	14,759	(1,076)	13,282
Time deposits	67	1,692	960	2,719
FHLB advances, other borrowings, and customer repurchase agreements	6,031	3,996	2,142	12,169
Total interest expense	5,697	20,447	2,026	28,170
Net interest income	$(5,818)	$(6,955)	$(494)	$(13,267)

First Quarter of 2024 Compared to the First Quarter of 2023

Net interest income, before provision for credit losses, of $112.5 million for the first quarter of 2024 decreased by $13.3 million, or 10.55%, from the first quarter of 2023. The decline in net interest income compared to the first quarter of 2023 was due to a $158.5 million decline in average earning assets and a 35 basis point decrease in net interest margin. The decline in net interest margin was the result of an 82 basis point increase in funding costs, which was partially offset by a 43 basis point increase in the earning asset yield. The increase in funding costs includes interest expense from borrowings, which increased by approximately $12 million compared to the first quarter of 2023, as average borrowings grew by $1.02 billion.

Total interest income of $157.7 million grew by $14.9 million, or 10.44%, when compared to the first quarter of 2023. This increase was primarily due to a 43 basis point expansion of the yield on earning assets, which offset a $158.5 million decline in average interest-earning assets. Average loan balances declined by $138.7 million. Loan yields grew from 4.90% for the first quarter of 2023 to 5.30% for the first quarter of 2024. Likewise, the yield on investment securities increased by 27 basis points from the prior year. Compared to the first quarter of 2023, the average balance of investment securities decreased by $405.0 million, while the average amount of funds held at the Federal Reserve increased by $396.5 million.

Total interest income and fees on loans for the first quarter of 2024 was $116.3 million, an increase of $8.0 million, or 7.34%, from the first quarter of 2023. This increase in income was primarily due to higher loan yields, which grew from 4.90% in the first quarter of 2023 to 5.30% in the first quarter of 2024. Loan yields grew year-over-year, as rising interest rates contributed to an increase in yields on loans indexed to the Prime rate or other short-term indexes, as well as higher rates from newly originated loans.

Interest income from investment securities was $34.8 million, an increase of $1.3 million, or 3.86%, from the first quarter of 2023. The increase was driven by a 27 basis point increase in the yield on securities, compared to 2023. The increase in yield includes the positive carry on the fair value hedges during the first quarter of 2024, which resulted in $3.7 million of interest income associated with these interest rate swaps. Excluding the impact of these swaps, interest income on investment securities would have declined by $2.4 million, as average investment securities declined by $405.0 million when compared with the first quarter of 2023.

Interest expense of $45.2 million for the first quarter of 2024, increased $28.2 million, compared to the first quarter of 2023. Total cost of funds of 1.31% for the first quarter of 2024 increased from 0.49% for the year ago quarter. This 82 basis point increase in cost of funds was the result of a 146 basis point increase in the cost of interest-bearing deposits and an average cost of 4.76% on $1.99 billion of average borrowings for the first quarter of 2024, compared with 4.81% on $971.7 million of borrowings for the first quarter of 2023. Average noninterest-bearing deposits were 61.72% of total deposits for the first quarter of 2024, compared to 63.65% for the first quarter of 2023.

Provision for (Recapture of) Credit Losses

The provision for (recapture of) credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan portfolio as of the balance sheet date.

There was no provision for credit losses in the first quarter of 2024, compared to $1.5 million in provision in the first quarter of 2023. Projected loss rates were 0.94% at March 31, 2024, compared to 0.97% at March 31, 2023. Excluding specific reserves associated with nonperforming or substandard loans, the projected loss rate on performing loans increased from 0.91% at the end of 2023 to 0.94% on March 31, 2024. The modest increase in these projected loss rates continues to be driven primarily by economic forecast changes to various macroeconomic variables such as Real GDP growth, commercial real estate values and the rate of unemployment. Refer to the discussion of “Allowance for Credit Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

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

The following table sets forth the various components of noninterest income for the periods presented.

	Three Months Ended
	March 31,		Variance
	2024	2023	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$5,036	$5,344	$(308)	-5.76%
Trust and investment services	3,224	2,914	310	10.64%
Bankcard services	385	377	8	2.12%
BOLI income	3,593	1,189	2,404	202.19%
Other	1,875	3,378	(1,503)	-44.49%
Total noninterest income	$14,113	$13,202	$911	6.90%

First Quarter of 2024 Compared to the First Quarter of 2023

The $911,000 increase in noninterest income included a $2.4 million increase in BOLI income primarily due to the restructuring and enhancements in our BOLI policies completed in the fourth quarter of 2023. CRA investment income declined by approximately $800,000, due to both changes in the net asset value of certain equity investments, and a recapture of an impairment charge in the first quarter of 2023 of $500,000 as a result of the payoff of a CRA investment that was previously identified as impaired. The first quarter of 2023 also included approximately $550,000 in interest rate swap related fees resulting from the conversion to SOFR of all of our previously originated interest rate swaps indexed to LIBOR.

Trust and Investment Services represents our CitizensTrust group. The CitizensTrust group is made up of wealth management and investment services. They provide a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At March 31, 2024, CitizensTrust had approximately $4.3 billion in assets under management and administration, including $3.09 billion in assets under management. CitizensTrust generated fees of $3.2 million for the first quarter of 2024, compared to $2.9 million for the first quarter of 2023. We have experienced growth in managed assets from the transition of customer deposits that are now being managed by CitizensTrust in various liquidity strategies. The increase in fees in 2024 included both the impact on market values of changes in equity and fixed income markets but also increased flows of funds from customers, including liquidity management of funds formerly on deposit with the Bank.

The Bank’s investment in BOLI includes life insurance policies generally acquired through acquisitions or the purchase of life insurance by the Bank on a select group of employees to fund deferred compensation plans. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. The increase in BOLI income was primarily due to the restructuring and enhancements in our BOLI policies in the fourth quarter of 2023. The first quarter of 2024 also included $531,000 in death benefits that exceeded the asset value on certain policies, compared with no death benefits for the first quarter of 2023.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	Three Months Ended
	March 31,		Variance
	2024	2023	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$36,401	$35,247	$1,154	3.27%
Occupancy	4,570	4,594	(24)	-0.52%
Equipment	995	856	139	16.24%
Professional services	2,255	1,696	559	32.96%
Computer software expense	3,525	3,408	117	3.43%
Marketing and promotion	1,630	1,715	(85)	-4.96%
Amortization of intangible assets	1,438	1,720	(282)	-16.40%
Telecommunications expense	493	503	(10)	-1.99%
Regulatory assessments	4,445	2,072	2,373	114.53%
Insurance	507	505	2	0.40%
Loan expense	286	299	(13)	-4.35%
OREO expense	30	—	30	—
Provision for unfunded loan commitments	—	500	(500)	(100.00)%
Directors' expenses	328	289	39	13.49%
Stationery and supplies	229	286	(57)	-19.93%
Other	2,639	1,191	1,448	121.58%
Total noninterest expense	$59,771	$54,881	$4,890	8.91%

Noninterest expense to average assets	1.48%	1.36%
Efficiency ratio (1)	47.22%	39.50%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.48% for both the first quarter of 2024, compared to 1.36% and the first quarter of 2023. This ratio was negatively impacted by an additional accrual of $2.3 million for the FDIC special assessment in the first quarter of 2024.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio for the first quarter of 2024 was 47.22%, compared to 39.50% for the first quarter of 2023. The increase in the efficiency ratio for the first quarter of 2024 was primarily due to increased regulatory assessment expense, including the FDIC special assessment, and inflationary pressures on staff related expenses.

First Quarter of 2024 Compared to the First Quarter of 2023

Noninterest expense of $59.8 million for the first quarter of 2024 was $4.9 million, or 8.91%, higher than the first quarter of 2023. The first quarter of 2024 reflected an additional accrual of $2.3 million for the FDIC special assessment resulting from a 25% increase in the FDIC's initial loss estimate, which was $9.2 million as reflected in the fourth quarter of 2023. Year-over-year expense growth included increased staff related expenses of $1.2 million, or 3.27%. Professional services also increased $559,000 year-over-year, including a $430,000 increase in legal expense. The increase in other expense year-over-year was due to higher data processing costs, an increase in deferred compensation expense and various expense accruals. There was no provision or recapture of provision for unfunded loan commitments in the first quarter of 2024, compared to $500,000 in provision for the first quarter of 2023.

Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2024 was 27.25%, compared to 28.20% for the three months ended March 31, 2023, respectively. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income from municipal securities and BOLI, as well as available tax credits.

The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $16.47 billion at March 31, 2024 increased by $447.2 million, or 2.79%, from total assets of $16.02 billion at December 31, 2023. Interest-earning assets of $14.91 billion at March 31, 2024, increased by $448.9 million, or 3.10%, when compared with $14.46 billion at December 31, 2023. The increase in interest-earning assets was primarily due to a $707.7 million increase in interest-earning balances due from the Federal Reserve, offset by a $129.0 million decrease in investment securities, and a $134.2 million decrease in total loans.

Total liabilities were $14.38 billion at March 31, 2024, an increase of $438.3 million, or 3.14%, from total liabilities of $13.94 billion at December 31, 2023. The increase of $461.3 million in total deposits at March 31, 2024 included the addition of $300 million in brokered deposits that were added between the end February and the end of March. These deposits, which mature every 90 days, were combined with cash flow hedges which resulted in a fixed rate of approximately 4.2%. Borrowings decreased by $75.0 million from December 31, 2023. At March 31, 2024, total borrowings consisted of $2.0 billion of one-year advances from the Federal Reserve’s Bank Term Funding Program, at an average cost of approximately 4.75%. The BTFP advances include maturities of $695 million in May and $1.3 billion in January of 2025.

Total equity increased $8.9 million to $2.09 billion at March 31, 2024, compared to total equity of $2.08 billion at December 31, 2023. Increases to equity included $48.6 million in net earnings, that were partially offset by $27.9 million in cash dividends and an $11.7 million decrease in other comprehensive income. We engaged in no stock repurchases during the first quarter of 2024.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. We continued to shrink our investment portfolio. At March 31, 2024, total investment securities were $5.29 billion. This represented a decrease of $129.0 million, or 2.38%, from $5.42 billion at December 31, 2023. The overall decrease in investment securities was primarily due to a $119.0 million decline in our AFS securities. At March 31, 2024, our AFS investment securities totaled $2.84 billion, inclusive of a pre-tax net unrealized loss of $485.6 million, compared to $449.8 million at December 31, 2023. The $36 million decrease in fair value of our AFS securities was partially offset by an $18 million increase in the fair value of our derivatives that hedge the change in value of our AFS portfolio. The after-tax unrealized loss reported in AOCI on our AFS investment securities at March 31, 2024 was $335.8 million. The changes in the net unrealized holding loss resulted primarily from fluctuations in market interest rates. At March 31, 2024, investment securities HTM totaled $2.45 billion. For the three months ended March 31, 2024 and 2023, repayments/maturities of investment securities totaled $115.5 million and $107.0 million, respectively. The Company purchased $11.5 million of HTM securities during the first quarter of 2024. There were no purchases of investment securities in the first quarter of 2023 as cashflows generated from the portfolio were not reinvested during the first quarter. There were no investment securities sold during the first quarter of 2024 and 2023.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	March 31, 2024
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$32,644	$—	$(4)	$32,640	1.15%
Mortgage-backed securities	2,766,695	25	(367,613)	2,399,107	84.56%
CMO/REMIC	495,576	—	(116,682)	378,894	13.35%
Municipal bonds	26,480	36	(1,372)	25,144	0.89%
Other securities	1,315	—	—	1,315	0.05%
Unallocated portfolio layer fair value basis adjustments (1)	10,893	—	(10,893)	—	0.00%
Total available-for-sale securities	$3,333,603	$61	$(496,564)	$2,837,100	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$526,752	$—	$(103,672)	$423,080	21.46%
Mortgage-backed securities	652,864	—	(109,336)	543,528	26.60%
CMO/REMIC	798,226	—	(162,528)	635,698	32.52%
Municipal bonds	465,289	2,223	(37,242)	430,270	18.96%
Other securities	11,455	—	—	11,455	0.46%
Total held-to-maturity securities	$2,454,586	$2,223	$(412,778)	$2,044,031	100.00%

	December 31, 2023
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$32,229	$24	$—	$32,253	1.09%
Mortgage-backed securities	2,843,744	42	(336,107)	2,507,679	84.83%
CMO/REMIC	502,234	—	(112,872)	389,362	13.17%
Municipal bonds	26,477	46	(888)	25,635	0.87%
Other securities	1,196	—	—	1,196	0.04%
Unallocated portfolio layer fair value basis adjustments (1)	(6,938)	6,938	—	—	0.00%
Total available-for-sale securities	$3,398,942	$7,050	$(449,867)	$2,956,125	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$530,656	$—	$(97,972)	$432,684	21.53%
Mortgage-backed securities	663,090	—	(97,436)	565,654	26.90%
CMO/REMIC	802,892	—	(156,155)	646,737	32.58%
Municipal bonds	467,972	3,438	(33,604)	437,806	18.99%
Total held-to-maturity securities	$2,464,610	$3,438	$(385,167)	$2,082,881	100.00%

As of March 31, 2024, approximately $30.1 million in U.S. government agency bonds are callable. The Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds, which represented approximately 9% of the total investment portfolio, are predominately AA or higher rated securities.

The following table presents the Company’s available-for-sale and held-to-maturity investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$32,640	$(4)	$—	$—	$32,640	$(4)
Mortgage-backed securities	22	—	2,397,803	(367,613)	2,397,825	(367,613)
CMO/REMIC	—	—	378,893	(116,682)	378,893	(116,682)
Municipal bonds	6,525	(145)	17,743	(1,227)	24,268	(1,372)
Total available-for-sale securities	$39,187	$(149)	$2,794,439	$(485,522)	$2,833,626	$(485,671)
Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$423,080	$(103,672)	$423,080	$(103,672)
Mortgage-backed securities	—	—	543,529	(109,336)	543,529	(109,336)
CMO/REMIC	—	—	635,698	(162,528)	635,698	(162,528)
Municipal bonds	46,060	(649)	289,996	(36,593)	336,056	(37,242)
Total held-to-maturity securities	$46,060	$(649)	$1,892,303	$(412,129)	$1,938,363	$(412,778)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	48	—	2,506,162	(336,107)	2,506,210	(336,107)
CMO/REMIC	—	—	389,359	(112,872)	389,359	(112,872)
Municipal bonds	3,286	(17)	18,105	(871)	21,391	(888)
Total available-for-sale securities	$3,334	$(17)	$2,913,626	$(449,850)	$2,916,960	$(449,867)

Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$432,684	$(97,972)	$432,684	$(97,972)
Mortgage-backed securities	—	—	565,655	(97,436)	565,655	(97,436)
CMO/REMIC	—	—	646,737	(156,155)	646,737	(156,155)
Municipal bonds	20,609	(200)	293,467	(33,404)	314,076	(33,604)
Total held-to-maturity securities	$20,609	$(200)	$1,938,543	$(384,967)	$1,959,152	$(385,167)

Once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Management determined that credit losses did not exist for securities in an unrealized loss position as of March 31, 2024 and December 31, 2023.

Refer to Note 4 – Investment Securities of the notes to the unaudited condensed consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans

Total loans and leases, at amortized cost, of $8.77 billion at March 31, 2024 decreased by $134.2 million, or 1.51%, from December 31, 2023. The decrease in total loans quarter-over-quarter included decreases of $64.0 million in commercial real estate loans, $61.3 million in dairy & livestock and agribusiness loans, $7.9 million in construction loans, $6.8 million in commercial and industrial loans, and, partially offset by an increase of $6.6 million in SFR mortgage loans. The decline in dairy and livestock loans primarily relates to the seasonal peak in line utilization at the end of every calendar year, demonstrated by a decline in the utilization rate from 80% at the end of 2023 to 75% at March 31, 2024.

The following table presents our loan portfolio by type as of the dates presented.

Distribution of Loan Portfolio by Type

	March 31, 2024	December 31, 2023
	(Dollars in thousands)

Commercial real estate	$6,720,538	$6,784,505
Construction	58,806	66,734
SBA	268,320	270,619
SBA - Paycheck Protection Program (PPP)	2,249	2,736
Commercial and industrial	963,120	969,895
Dairy & livestock and agribusiness	351,624	412,891
Municipal lease finance receivables	72,032	73,590
SFR mortgage	276,475	269,868
Consumer and other loans	57,549	54,072
Total loans, at amortized cost	8,770,713	8,904,910
Less: Allowance for credit losses	(82,817)	(86,842)
Total loans and lease finance receivables, net	$8,687,896	$8,818,068

As of March 31, 2024, $498.2 million, or 7.41% of the total commercial real estate loans included loans secured by farmland, compared to $497.7 million, or 7.34%, at December 31, 2023. The loans secured by farmland included $121.4 million for loans secured by dairy & livestock land and $376.8 million secured by agricultural land at March 31, 2024, compared to $122.4 million for loans secured by dairy & livestock land and $375.3 million for loans secured by agricultural land at December 31, 2023. As of March 31, 2024, dairy & livestock and agribusiness loans of $351.6 million were comprised of $308.5 million for dairy & livestock loans and $43.1 million for agribusiness loans, compared to $412.9 million were comprised of $374.9 million for dairy & livestock loans and $38.0 million for agribusiness loans at December 31, 2023.

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

As of March 31, 2024, the Company had $197.5 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of March 31, 2024, the Company had $70.8 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As of March 31,2024, the Company had $58.8 million in construction loans. This represents 0.67% of total gross loans held-for-investment. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects throughout California. There were no nonperforming construction loans at March 31, 2024.

Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment and commercial real estate loans, by region as of March 31, 2024.

	March 31, 2024
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,204,076	36.5%	$2,349,745	35.0%
Central Valley and Sacramento	2,076,644	23.7%	1,664,015	24.8%
Orange County	1,154,124	13.2%	679,001	10.1%
Inland Empire	1,002,479	11.4%	883,428	13.1%
Central Coast	478,068	5.4%	389,610	5.8%
San Diego	336,174	3.8%	339,372	5.1%
Other California	153,797	1.8%	97,015	1.4%
Out of State	365,351	4.2%	318,352	4.7%
	$8,770,713	100.0%	$6,720,538	100.0%

The table below breaks down our commercial real estate portfolio.

	March 31, 2024
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
Commercial real estate:
Industrial	$2,257,765	33.6%	49.1%	$1,621
Office	1,099,264	16.4%	24.5%	1,702
Retail	928,888	13.8%	11.3%	1,686
Multi-family	835,289	12.4%	0.2%	1,594
Secured by farmland (2)	498,171	7.4%	98.9%	1,496
Medical	307,167	4.6%	32.8%	1,477
Other (3)	793,994	11.8%	41.7%	1,620
Total commercial real estate	$6,720,538	100.0%	35.9%	$1,621

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $121.4 million for loans secured by dairy & livestock land and $376.8 million for loans secured by agricultural land at March 31, 2024.
(3)
Other loans consist of a variety of loan types, none of which exceeded 2.0% of total commercial real estate loans at March 31, 2024.

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Nonaccrual loans	$13,810	$21,302
Loans past due 90 days or more and still accruing interest	—	—
Nonperforming modified loans to borrowers experiencing financial difficulty	—	—
Total nonperforming loans	13,810	21,302
OREO, net	647	—
Total nonperforming assets	$14,457	$21,302
Modified loans to borrowers experiencing financial difficulty	$10,765	$9,460

Total nonperforming loans and performing modified loans to borrowers experiencing financial difficulty	$24,575	$30,762

Percentage of nonperforming loans and performing modified loans to borrowers experiencing financial difficulty to total loans, at amortized cost	0.28%	0.35%

Percentage of nonperforming assets to total loans, at amortized cost, and OREO	0.16%	0.24%
Percentage of nonperforming assets to total assets	0.09%	0.13%

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

There were three loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2024 with an amortized cost totaling $1.3 million as of March 31, 2024, including one dairy & livestock and agribusiness loan of $962,000 and two commercial and industrial loans totaling $350,000.

The table below reflects the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified as of March 31, 2024 and March 31, 2023, and the financial effect of those modifications.

	Term Extension		Combination-Term Extension and Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of Financing Receivables	Amortized Cost Basis	% of Total Class of Financing Receivables	Total
March 31, 2024
Commercial real estate loans	$2,466	0.03%	$686	0.01%	$3,152
Commercial and industrial	1,644	0.02%	242	0.00%	1,886
Dairy & livestock and agribusiness	5,727	0.07%	—	0.00%	5,727
Total	$9,837		$928		$10,765

March 31, 2023
Commercial real estate loans	$1,587	0.02%	$—	—	$1,587
Commercial and industrial	2,250	0.03%	—	—	2,250
Dairy & livestock and agribusiness	1,999	0.02%	—	—	1,999
Total	$5,836		$—		$5,836

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024.

Loan Type	Financial Effect

Term Extension
March 31, 2024
Commercial real estate loans	Added a weighted-average 1.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.7 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	Added a weighted-average 0.6 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Term Extension
March 31, 2023
Commercial real estate loans	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.8 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.

As of March 31, 2024 and March 31, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first quarter of 2024 and 2023 that subsequently defaulted. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty as of March 31, 2024.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$3,152	$—	$—
Commercial and industrial	1,886	—	—
Dairy & livestock and agribusiness	5,727	—	—
Total	$10,765	$—	$—

At March 31, 2024 and December 31, 2023, there was no ACL allocated to modified loans to borrowers experiencing financial difficulty. Impairment amounts identified are typically charged off against the allowance at the time the loan is considered uncollectible. There were no charge-offs on loans to borrowers experiencing financial difficulty for the three months ended March 31, 2024 and 2023.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	March 31,	December 31,	September 30,		June 30,	March 31,
	2024	2023	2023		2023	2023
	(Dollars in thousands)
Nonperforming loans:
Commercial real estate	$10,661	$15,440	$3,655		$3,159	$2,634
Construction	—	—	—		—	—
SBA	54	969	1,050		629	702
Commercial and industrial	2,727	4,509	4,672		2,039	2,049
Dairy & livestock and agribusiness	60	60	243		273	406
SFR mortgage	308	324	339		354	384
Consumer and other loans	—	—	4		—	—
Total	$13,810	$21,302	$9,963	(1)	$6,454	$6,175
% of Total loans	0.16%	0.24%	0.11%		0.07%	0.07%

Past due 30-89 days:
Commercial real estate	$19,781	$300	$136		$532	$425
Construction	—	—	—		—	—
SBA	408	108	—		—	575
Commercial and industrial	6	12	—		—	—
Dairy & livestock and agribusiness	—	—	—		555	183
SFR mortgage	—	201	—		—	—
Consumer and other loans	—	18	—		—	—
Total	$20,195	$639	$136		$1,087	$1,183
% of Total loans	0.23%	0.01%	0.00%		0.01%	0.01%

OREO:
Commercial real estate	$—	$—	$—		$—	$—
SBA	—	—	—		—	—
Commercial and industrial	647	—	—		—	—
SFR mortgage	—	—	—		—	—
Total	$647	$—	$—		$—	$—
Total nonperforming, past due, and OREO	$34,652	$21,941	$10,099		$7,541	$7,358
% of Total loans	0.40%	0.25%	0.11%		0.08%	0.08%

Classified Loans	$103,080	$102,197	$92,246		$77,834	$66,977
(1)
Includes $2.6 million of nonaccrual loans past due 30-89 days at September 30, 2023.

Nonperforming loans, defined as nonaccrual loans, nonperforming modified/TDR loans and loans past due 90 days or more and still accruing interest, were $13.8 million at March 31, 2024, or 0.16% of total loans. This compares to nonperforming loans of $21.3 million, or 0.24% of total loans, at December 31, 2023 and $6.2 million, or 0.07% of total loans, at March 31, 2023. The $7.5 million decrease in nonperforming loans from December 31, 2023 was primarily due to the payoff of two nonperforming commercial real estate loans totaling $2.5 million, a $2.3 million charge-off of one nonperforming commercial real estate loan, and the charge-off of one nonperforming commercial industrial loan totaling $1.1 million.

Classified loans are loans that are graded “substandard” or worse. Classified loans increased $883,000 quarter-over-quarter, primarily due to increases of $2.1 million in classified construction loans and $484,000 commercial real estate loans, partially offset by a $1.7 million decline in classified commercial and industrial loans primarily due the charge-off of one nonperforming commercial and industrial loan.

At March 31, 2024, we had one OREO property totaling $647,000. At December 31, 2023 and March 31, 2023, we had no OREO properties.

Allowance for Credit Losses

The allowance for credit losses totaled $82.8 million as of March 31, 2024, compared to $86.8 million as of December 31, 2023 and $86.5 million as of March 31, 2023. Our allowance for credit losses at March 31, 2024 was 0.94% of total loans. This compares to 0.98% and 0.97% at December 31, 2023 and March 31, 2023, respectively. The decrease in our allowance for credit losses from December 31, 2023 was due to net charge-offs of $4.0 million reflected in the first quarter of 2024, primarily due to two borrowers in which we previously established specific loan loss reserves in 2023. Our allowance for credit losses that is established on a collective pool basis for performing loans grew from $80.9 million at December 31, 2023 to $82.8 million at March 31, 2024. The changes in our allowance over the last few quarters have been primarily due to changes in our economic forecast, as well as reserves established on specific loans. There was no provision for credit losses recorded in the first quarter of 2024, as the $1.9 million increase in the allowance for those loans evaluated on a collective pooled basis, was offset by the net impact from the $5.9 million reduction in specific reserves and the $4 million of net charge-offs. For the quarter ended March 31, 2023, we recorded $1.5 million in provision for credit losses. Net charge-offs were $77,000 for the quarter ended March 31, 2023.

The allowance for credit losses as of March 31, 2024 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. The allowance for credit loss is sensitive to both changes in these portfolio characteristics and the forecast of macroeconomic variables. Risk attributes for commercial real estate loans include Original Loan to Value ratios ("OLTV"), origination year, loan seasoning, and macroeconomic variables that include Real GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans. The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of Small Business Administration (SBA) loans (excluding Paycheck Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with downside risks weighted among multiple forecasts. As of March 31, 2024, the resulting weighted forecast resulted in Real GDP growth declining in the third and fourth quarters of 2024. Real GDP growth is forecasted to be below 2% for 2025, before returning to growth between 2% and 2.5% in 2026. Commercial real estate values are forecasted to continue their decline until reaching their lowest level in the third quarter 2024. Unemployment is forecasted to rise in 2024, peaking around 6% in the first quarter of 2025. The unemployment rate is forecasted to stay elevated through 2026.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	As of and For the
	Three Months Ended
	March 31,
	2024	2023
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$86,842	$85,117
Charge-offs:
Commercial real estate	(2,258)	—
Construction	—	—
SBA	(90)	(94)
Commercial and industrial	(1,917)	(16)
Dairy & livestock and agribusiness	—	—
SFR mortgage	—	—
Consumer and other loans	(2)	—
Total charge-offs	(4,267)	(110)
Recoveries:
Commercial real estate	—	—
Construction	3	3
SBA	63	12
Commercial and industrial	176	14
Dairy & livestock and agribusiness	—	4
SFR mortgage	—	—
Consumer and other loans	—	—
Total recoveries	242	33
Net (charge-offs) recoveries	(4,025)	(77)
Provision for (recapture of) credit losses	—	1,500
Allowance for credit losses at end of period	$82,817	$86,540

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$7,500	$8,000
Provision for unfunded loan commitments	—	500
Reserve for unfunded loan commitments at end of period	$7,500	$8,500

Reserve for unfunded loan commitments to total unfunded loan commitments	0.40%	0.46%

Amount of total loans at end of period (1)	$8,770,713	$8,942,489
Average total loans outstanding (1)	$8,824,579	$8,963,323

Net (charge-offs) to average total loans	-0.05%	0.00%
Net (charge-offs) to total loans at end of period	-0.05%	0.00%
Allowance for credit losses to average total loans	0.94%	0.97%
Allowance for credit losses to total loans at end of period	0.94%	0.97%
Net (charge-offs) to allowance for credit losses	-4.86%	-0.09%
Net (charge-offs) to provision for credit losses	0.00%	-5.13%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The Bank’s ACL methodology also produced an allowance of $7.5 million for our off-balance sheet credit exposures as of March 31, 2024, compared with $7.5 million and $8.5 million as of December 31, 2023 and March 31, 2023, respectively. The year-over-year decrease included a $500,000 recapture of provision for unfunded loan commitments in the fourth quarter of 2023 and $500,000 in provision in first quarter of 2023.

While we believe that the allowance at March 31, 2024 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that future economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

Changes in economic and business conditions could have an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, changes in general rates of interest and changes in the financial conditions or business of a borrower may adversely affect a specific borrower’s ability to pay or the value of our collateral. See “Risk Management – Credit Risk Management” contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $11.89 billion at March 31, 2024. This represented an increase of $461.3 million, or 4.03%, from total deposits of $11.43 billion at December 31, 2023. The increase in total deposits at March 31, 2024 included $300 million in brokered deposits.

The composition of deposits is summarized as of the dates presented in the table below.

	March 31, 2024		December 31, 2023
	Balance	Percent	Balance	Percent
	(Dollars in thousands)

Noninterest-bearing deposits	$7,112,789	59.80%	$7,206,175	63.03%
Interest-bearing deposits
Investment checking	545,066	4.58%	552,408	4.83%
Money market	3,106,539	26.12%	2,821,344	24.67%
Savings	454,973	3.82%	457,320	4.00%
Time deposits	675,554	5.68%	396,395	3.47%
Total Deposits	$11,894,921	100.00%	$11,433,642	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Average noninterest-bearing deposits totaled $7.18 billion for the first quarter of 2024, a decrease of $268.1 million, or 3.60%, from noninterest-bearing deposits of $7.45 billion for the fourth quarter of 2023. Average noninterest-bearing deposits were 61.72% of total average deposits for the first quarter of 2024, compared to 61.30% for the fourth quarter of 2023.

Interest-bearing non-maturity deposits, which include savings, interest-bearing demand, and money market accounts, totaled $4.11 billion at March 31, 2024, representing an increase of $275.5 million, or 7.19%, from $3.83 billion at December 31, 2023.

Time deposits totaled $675.6 million at March 31, 2024, representing an increase of $279.2 million, or 70.42%, from total time deposits of $396.4 million at December 31, 2023. This increase included $300 million in brokered deposits.

During the first quarter of 2024, $300 million of brokered deposits were issued and cash flow hedging transactions were simultaneously executed in which $300 million notional pay-fixed interest rate swaps were consummated with maturities of three years, wherein the Company pays a weighted average fixed rate of approximately 4.2% and receives daily SOFR. We entered into these interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate. The fair value of these instruments totaled $789,000 and were reflected as an asset at March 31, 2024.

Our deposits are primarily relationship based and include deposits and customer repurchase agreements ("repos"). For the first quarter of 2024, 74% of our deposits consist of business deposits and 26% consist of consumer deposits, primarily the owners and employees of our business customers. The largest percentage of our deposits, 39%, are analyzed business accounts, which represent customer operating accounts that generally utilize a wide array of treasury management products. As most of our business customers need to operate with more than $250,000 in their operating account, we have a significant percentage of deposits that are uninsured. As of March 31, 2024, 45% of our total deposits and customer repos were uncollateralized and uninsured.

Our customer deposit relationships represent a diverse set of industries. The industry classification with the largest concentration is construction, which represents 7% of our deposits. Overall, there are 16 different industry classifications that represent 2% or more of our deposits as of March 31, 2024. Our depositors have typically banked with us for many years. As of March 31, 2024, 44% of our deposit relationships have banked with us more than 10 years and 76% of our deposit relationships have been with us for three or more years.

Average total deposits for the first quarter decreased by approximately $517 million compared to the fourth quarter of 2023, while average borrowings grew by $407 million. The decline in average deposits was primarily due to deposit outflows at the end of 2023 related to estate planning for the Bank's largest deposit customer. Our average noninterest-bearing deposits continued to be greater than 61% of our average total deposits for the first quarter of 2024.

Our cost of deposits was 74 basis points on average for the first quarter of 2024, which compares to 62 basis points for the fourth quarter of 2023 and 17 basis points for the first quarter of 2023. From the first quarter of 2022 through the first quarter of 2024, our cost of deposits has increased by 71 basis points, representing a deposit beta of 14%, compared to the 525 basis point increase in the Fed Funds rate during the Federal Reserve’s tightening cycle.

Borrowings

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price that reflects the market value of the use of these funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of March 31, 2024 and December 31, 2023, total funds borrowed under these agreements were $275.7 million and $271.6 million, respectively, with a weighted average interest rate of 0.38% for the first quarter of 2024, compared to 0.27% for the fourth quarter of 2023 and 0.12 for the first quarter of 2023.

As a result of declining deposit balances, we had borrowings of $2.0 billion from the Federal Reserve's Bank Term Funding Program during the first quarter of 2024. Borrowings from the Bank Term Funding Program at the end of the first quarter included $695 million of advances that mature in May of this year and $1.3 billion of advances that mature in January of 2025. Our BTFP borrowings had a weighted average borrowing rate of approximately 4.75%.

As of March of 2024, BTFP was no longer available for new borrowings. We anticipate that the BTFP borrowings will be repaid through a combination of existing cash, future principal and interest payments from our security portfolio, core deposit growth, and additional wholesale funding sources which may consist of new borrowing sources such as the FHLB and/or additional brokered deposits. As of March 31, 2024, the Bank had unused borrowing capacity at the FHLB of $4.81 billion.

At March 31, 2024, loans with a carrying value of $4.24 billion were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

At March 31, 2024 investment securities with carrying values of $2.51 billion were pledged to secure various types of deposits, including $1.37 billion of public funds. In addition, investment securities with carrying values of $2.75 billion were pledged to secure $372.3 million for repurchase agreements, $1.88 billion for outstanding borrowings, $446 million for unused borrowing capacity and approximately $51 million for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of March 31, 2024.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$11,894,921	$11,880,259	$12,166	$2,217	$279
Customer repurchase agreements (1)	275,720	275,720	—	—	—
Other borrowings	1,995,000	1,995,000	—	—	—
Deferred compensation	23,082	575	1,152	1,150	20,205
Operating leases	24,807	7,193	11,737	5,208	669
Equity investments	24,197	16,782	6,735	205	475
Total	$14,237,727	$14,175,529	$31,790	$8,780	$21,628

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at March 31, 2024.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	$446,496	$97,096	$179,539	$139,060	$30,801
Construction	24,929	22,926	—	—	2,003
SBA	386	64	—	—	322
Commercial and industrial	1,029,607	750,394	257,136	1,661	20,416
Dairy & livestock and agribusiness (1)	203,074	131,015	72,059	—	—
Municipal lease finance receivables	—	—	—	—	—
SFR Mortgage	6,120	4,163	—	—	1,957
Consumer and other loans	123,704	16,718	7,308	2,477	97,201
Total commitment to extend credit	1,834,316	1,022,376	516,042	143,198	152,700
Obligations under letters of credit	55,432	34,091	21,123	200	18
Total	$1,889,748	$1,056,467	$537,165	$143,398	$152,718

(1)
Total commitments to extend credit to agribusiness were $34.8 million at March 31, 2024.

As of March 31, 2024, we had commitments to extend credit of approximately $1.83 billion, and obligations under letters of credit of $55.4 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. As of March 31, 2024 and 2023, the balance in this reserve was $7.5 million and $8.5 million, respectively, and was included in other liabilities. There was no provision or recapture of provision for unfunded commitments for the first quarter of 2024, compared to $500,000 in recapture of provision in the fourth quarter of 2023 and a $500,000 provision in the first quarter of 2023.

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

Total equity increased $8.9 million, or 0.43%, to $2.09 billion at March 31, 2024, compared to total equity of $2.08 billion at December 31, 2023. Increases to equity included $48.6 million in net earnings, that were partially offset by $27.9 million in cash dividends and an $11.7 million decrease in other comprehensive income. We engaged in no stock repurchases during the first quarter of 2024, compared to the first quarter of 2023, when we repurchased 791,800 shares of common stock, at an average repurchase price of $23.43, totaling $18.5 million.. Our tangible book value per share at March 31, 2024 was $9.36.

During the first quarter of 2024, the Board of Directors of CVB declared quarterly cash dividends totaling $0.20 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to.

On February 1, 2022, we announced that our Board of Directors authorized a share repurchase plan to repurchase up to 10,000,000 shares of the Company’s common stock ("2022 Repurchase Program"). During the first quarter of 2023, we repurchased 791,800 shares at an average price of $23.43. We engaged in no stock repurchases during the first quarter of 2024.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At March 31, 2024, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business – Capital Adequacy Requirements” as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				March 31, 2024		December 31, 2023
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	10.46%	10.36%	10.27%	10.17%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	14.95%	14.81%	14.65%	14.49%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	14.95%	14.81%	14.65%	14.49%
Total risk-based capital ratio	8.00%	10.50%	10.00%	15.77%	15.63%	15.50%	15.34%

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

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand, deposit fluctuations, and borrowings. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. In addition to on balance sheet liquidity, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. In addition to having more than $900 million of cash on the balance sheet at March 31, 2023, we had substantial sources of off-balance sheet liquidity. These sources of available liquidity include $4.8 billion of secured and unused capacity with the Federal Home Loan Bank, $741 million of secured unused borrowing capacity at the Fed’s discount window, more than $18 million of unpledged AFS securities that could be pledged at the discount window and $300 million of unsecured lines of credit. In addition to these borrowing sources, the Bank has capacity to utilize additional brokered deposits as of March 31, 2024. We can also obtain additional liquidity from deposit growth by utilizing state and national wholesale markets.

Our primary sources of funds for the Company are deposits, customer repurchase agreements and borrowings. Total deposits and customer repos of $12.17 billion at March 31, 2024 increased $465.4 million, or 3.98%, over total deposits and customer repos of $11.71 billion at December 31, 2023. As of March 31, 2024, total borrowings, consisted of $2.0 billion of advances from the Federal Reserve’s Bank Term Funding Program, at an average cost of approximately 4.75%. The BTFP advances include maturities of $695 million in May and $1.3 billion in January of 2025. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. At March 31, 2024, our deposits and customer repurchase agreements that are neither collateralized nor insured were approximately $5.4 billion, or 45% of our total deposits and customer repos.

Additional sources of liquidity include cash on deposit at the Federal Reserve, which exceeded $900 million at March 31, 2024, and principal and interest payments from our investment portfolio. We shrank our investment portfolio by not reinvesting the cashflows generated by our investments during the first quarter of 2024. Our total investment portfolio declined by $129.0 million from December 31, 2023 to $5.29 billion as of March 31, 2024. The decrease was primarily due to a $119 million decline in AFS securities. AFS securities totaled $2.84 billion at March 31, 2024, inclusive of a pre-tax net unrealized loss of $485.6. Pre-tax unrealized loss grew by $35.9 million from December 31, 2023. Market risk, is partly managed by $1 billion notional pay fixed swaps hedging the fair value of the AFS portfolio. The $35.9 million decrease in fair value of our AFS securities was partially offset by an $18 million increase in the fair value of our derivatives that hedge the change in value of our AFS portfolio.

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

Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2024 and 2023. For further details see our “Condensed Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

Consolidated Summary of Cash Flows

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)

Average cash and cash equivalents	$595,470	$212,079
Percentage of total average assets	3.67%	1.30%

Net cash provided by operating activities	$77,474	$70,120
Net cash provided by investing activities	231,033	232,579
Net cash provided by (used in) financing activities	359,797	(278,626)
Net increase in cash and cash equivalents	$668,304	$24,073

Average cash and cash equivalents increased by $383.4 million, or 180.78%, to $595.5 million for the three months ended March 31, 2024, compared to $212.1 million for the same period of 2023.

At March 31, 2024, cash and cash equivalents totaled $949.6 million. This represented an increase of $722.1 million, or 317.34%, from $227.5 million at March 31, 2023. Our cash on deposit at the Federal Reserve grew by more than $700 million when compared to March 31, 2023. This growth in cash was partly attributable to the issuance of $300 million in brokered deposits. These deposits, which mature every 90 days, were combined with cash flow hedges which resulted in a fixed rate of approximately 4.2%.

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

	Estimated Net Interest Income Sensitivity (1)
	March 31, 2024			December 31, 2023
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)

+ 200 basis points	3.93%	3.97%	+ 200 basis points	3.96%	4.56%
- 200 basis points	-4.69%	-5.90%	- 200 basis points	-3.97%	-5.21%
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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At March 31, 2024 and December 31, 2023, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates. From December 31, 2023 to March 31, 2024, our EVE sensitivity to rising rates changed from a minimal decline in value to a modest gain in value due to increased cash balances. Our overall sensitivity of EVE to changes in interest rates is modest, with the exception of more meaningful reductions in value if rates were to immediately decline by 300 or 400 basis points.

Economic Value of Equity Sensitivity

Instantaneous Rate Change	March 31, 2024	December 31, 2023

400 bp decrease in interest rates	-17.0%	-13.9%
300 bp decrease in interest rates	-11.6%	-9.3%
200 bp decrease in interest rates	-7.2%	-4.7%
100 bp decrease in interest rates	-3.2%	-1.6%
100 bp increase in interest rates	-0.1%	-0.4%
200 bp increase in interest rates	1.2%	-0.3%
300 bp increase in interest rates	2.0%	-1.0%
400 bp increase in interest rates	2.7%	-2.2%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in the market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. We do not currently have futures, forwards, or option contracts. As a result of the phase out of LIBOR, our interest rate swap derivatives and the associated loans that were indexed to LIBOR, have been replaced with one month CME Term SOFR. For further quantitative and qualitative disclosures about market risks in our portfolio, see “Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

During the quarter ended March 31, 2024, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2023. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2022, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations ("2022 Repurchase Program"). We did not repurchase any shares of our common stock during the quarter ended March 31, 2024. As of March 31, 2024, an aggregate of 4,300,059 shares remained available for repurchase under our 2022 Repurchase Program. The only shares repurchased during the first quarter of 2024 were shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Available for Repurchase Under the Plans or Programs

January 1 - 31, 2024	59,970	$18.00	—	4,300,059
February 1 - 29, 2024	18,923	$17.47	—	4,300,059
March 1 - 31, 2024	66,826	$17.40	—	4,300,059
Total	145,719	$17.66	—	4,300,059
(1)
Shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

(Registrant)

Date: May 9, 2024

/s/ E. Allen Nicholson

E. Allen Nicholson

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)