Form 10-Q
period 2024-06-30
CVB FINANCIAL CORP
filed 2024-08-08
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 139,682,875 outstanding as of July 31, 2024.

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

General risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct business; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation/deflation, interest rate, market, and monetary fluctuations; the effect of acquisitions we have made or may make, including, without limitation, the failure to obtain the necessary regulatory approvals, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target, customers and key personnel into our operations; the timely development of competitive new products and services, and the acceptance of these products and services by new and existing customers; the impact of changes in financial services policies, laws, and regulations, including those concerning taxes, banking, securities, and insurance, and the application thereof by regulatory bodies; the effectiveness of our risk management framework and quantitative models; changes in the levels of our nonperforming assets and charge-offs; the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible credit related impairments or declines in the fair value of loans and securities held by us; possible impairment charges to goodwill, including any impairment that may result from increased volatility in our stock price; changes in consumer spending, borrowing, and savings habits; the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations; periodic fluctuations in commercial or residential real estate prices or values; our ability to attract and retain deposits or to access government or private lending facilities and other sources of liquidity; the possibility that we may reduce or discontinue the payments of dividends on our common stock; changes in the financial performance and/or condition of our borrowers; changes in the competitive environment among financial and bank holding companies and other financial service providers; technological changes in banking and financial services; geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the United States and abroad; catastrophic events or natural disasters, including earthquakes, drought, climate change or extreme weather events that may affect our assets, communications or computer services, customers, employees or third party vendors; public health crises and pandemics, and their effects on the economic and business environments in which we operate, including on our credit quality, business operations and employees, as well as the impact on general economic and financial market conditions; cybersecurity and fraud threats and the cost of defending against them, including the costs of compliance with potential legislation to combat cybersecurity and fraud threats at a state, national, or global level; our ability to recruit and retain key executives, board members and other employees, and compliance with employment laws and regulations; unanticipated regulatory or legal proceedings or outcomes; and our ability to manage the risks involved in the foregoing.

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$174,454	$171,396
Interest-earning balances due from Federal Reserve	669,740	109,889
Total cash and cash equivalents	844,194	281,285
Interest-earning balances due from depository institutions	7,345	8,216
Investment securities available-for-sale, at fair value (with amortized cost of $3,247,428 at June 30, 2024, and $3,398,942 at December 31, 2023)	2,745,796	2,956,125
Investment securities held-to-maturity (with fair value of $2,006,090 at June 30, 2024, and $2,082,881 at December 31, 2023)	2,429,886	2,464,610
Total investment securities	5,175,682	5,420,735
Investment in stock of Federal Home Loan Bank (FHLB)	18,012	18,012
Loans and lease finance receivables	8,681,846	8,904,910
Allowance for credit losses	(82,786)	(86,842)
Net loans and lease finance receivables	8,599,060	8,818,068
Premises and equipment, net	43,232	44,709
Bank owned life insurance (BOLI)	314,329	308,706
Accrued interest receivable	49,339	48,994
Intangibles	12,416	15,291
Goodwill	765,822	765,822
Income taxes	180,400	163,968
Other assets	141,664	127,187
Total assets	$16,151,495	$16,020,993

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$7,090,095	$7,206,175
Interest-bearing	4,700,230	4,227,467
Total deposits	11,790,325	11,433,642
Customer repurchase agreements	268,826	271,642
Other borrowings	1,800,000	2,070,000
Deferred compensation	23,417	22,335
Accrued interest payable	34,403	23,268
Other liabilities	122,097	122,134
Total liabilities	14,039,068	13,943,021

Commitments and Contingencies
Stockholders' Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 139,677,162 at June 30, 2024, and 139,344,981 at December 31, 2023	1,291,383	1,288,899
Retained earnings	1,155,372	1,112,642
Accumulated other comprehensive loss, net of tax	(334,328)	(323,569)
Total stockholders' equity	2,112,427	2,077,972
Total liabilities and stockholders' equity	$16,151,495	$16,020,993

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income:
Loans and leases, including fees	$114,200	$110,990	$230,549	$219,384
Investment securities:
Investment securities available-for-sale	21,225	19,356	42,671	38,952
Investment securities held-to-maturity	13,445	13,740	26,847	27,696
Total investment income	34,670	33,096	69,518	66,648
Dividends from FHLB stock	377	483	796	832
Interest-earning deposits with other institutions	9,825	4,670	15,898	5,161
Total interest income	159,072	149,239	316,761	292,025
Interest expense:
Deposits	25,979	10,765	47,345	16,130
Borrowings and customer repurchase agreements	22,244	18,939	46,106	30,632
Total interest expense	48,223	29,704	93,451	46,762
Net interest income before provision for credit losses	110,849	119,535	223,310	245,263
Provision for credit losses	—	500	—	2,000
Net interest income after provision for credit losses	110,849	119,035	223,310	243,263
Noninterest income:
Service charges on deposit accounts	5,117	4,838	10,153	10,182
Trust and investment services	3,428	3,315	6,652	6,229
Bankcard services	370	490	755	867
BOLI income	2,942	2,097	6,535	3,286
Other	2,567	1,916	4,442	5,294
Total noninterest income	14,424	12,656	28,537	25,858
Noninterest expense:
Salaries and employee benefits	35,426	33,548	71,827	68,795
Occupancy and equipment	5,772	5,517	11,337	10,967
Professional services	2,726	2,562	4,981	4,258
Computer software expense	3,949	3,316	7,474	6,724
Marketing and promotion	1,956	1,321	3,586	3,036
(Recapture of) provision for unfunded loan commitments	(500)	400	(500)	900
Amortization of intangible assets	1,437	1,719	2,875	3,439
Other	5,731	5,634	14,688	10,779
Total noninterest expense	56,497	54,017	116,268	108,898
Earnings before income taxes	68,776	77,674	135,579	160,223
Income taxes	18,741	21,904	36,945	45,183
Net earnings	$50,035	$55,770	$98,634	$115,040

Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period, before tax	$1,513	$(23,335)	$(15,560)	$17,367
Less: Income tax (expense) benefit related to items of other comprehensive income	(556)	4,586	4,801	(7,447)
Other comprehensive income (loss), net of tax	957	(18,749)	(10,759)	9,920
Comprehensive income	$50,992	$37,021	$87,875	$124,960

Basic earnings per common share	$0.36	$0.40	$0.71	$0.83
Diluted earnings per common share	$0.36	$0.40	$0.71	$0.82

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

Three Months Ended June 30, 2024 and 2023

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, April 1, 2024	139,642	$1,288,755	$1,133,355	$(335,285)	$2,086,825
Repurchase of common stock	(1)	(21)	—	—	(21)
Exercise of stock options	—	—	—	—	—
Shares issued pursuant to stock-based compensation plan	36	2,649	—	—	2,649
Cash dividends declared on common stock ($0.20 per share)	—	—	(28,018)	—	(28,018)
Net earnings	—	—	50,035	—	50,035
Other comprehensive loss	—	—	—	957	957
Balance, June 30, 2024	139,677	$1,291,383	$1,155,372	$(334,328)	$2,112,427

Balance, April 1, 2023	139,302	$1,281,786	$1,034,110	$(326,127)	$1,989,769
Repurchase of common stock	(1)	(15)	—	—	(15)
Exercise of stock options	—	1	—	—	1
Shares issued pursuant to stock-based compensation plan	42	2,378	—	—	2,378
Cash dividends declared on common stock ($0.20 per share)	—	—	(27,787)	—	(27,787)
Net earnings	—	—	55,770	—	55,770
Other comprehensive loss	—	—	—	(18,749)	(18,749)
Balance, June 30, 2023	139,343	$1,284,150	$1,062,093	$(344,876)	$2,001,367

Six Months Ended June 30, 2024 and 2023

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2024	139,345	$1,288,899	$1,112,642	$(323,569)	$2,077,972
Repurchase of common stock	(147)	(2,594)	—	—	(2,594)
Exercise of stock options	3	43	—	—	43
Shares issued pursuant to stock-based compensation plan	476	5,035	—	—	5,035
Cash dividends declared on common stock ($0.40 per share)	—	—	(55,904)	—	(55,904)
Net earnings	—	—	98,634	—	98,634
Other comprehensive loss	—	—	—	(10,759)	(10,759)
Balance, June 30, 2024	139,677	$1,291,383	$1,155,372	$(334,328)	$2,112,427

Balance, January 1, 2023	139,819	$1,300,466	$1,002,847	$(354,796)	$1,948,517
Repurchase of common stock	(919)	(21,051)	—	—	(21,051)
Exercise of stock options	4	73	—	—	73
Shares issued pursuant to stock-based compensation plan	439	4,662	—	—	4,662
Cash dividends declared on common stock ($0.40 per share)	—	—	(55,794)	—	(55,794)
Net earnings	—	—	115,040	—	115,040
Other comprehensive loss	—	—	—	9,920	9,920
Balance, June 30, 2023	139,343	$1,284,150	$1,062,093	$(344,876)	$2,001,367

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities
Interest and dividends received	$321,569	$297,842
Service charges and other fees received	22,099	22,551
Interest paid	(82,316)	(41,600)
Net cash paid to vendors, employees and others	(114,270)	(116,630)
Income taxes	(43,462)	(60)
Net cash provided by operating activities	103,620	162,103
Cash Flows from Investing Activities
Purchases of FHLB stock, net	—	(1,857)
Net change in interest-earning balances from depository institutions	871	(20,925)
Proceeds from repayment of investment securities available-for-sale	170,306	186,106
Proceeds from maturity of investment securities available-for-sale	48,007	3
Purchases of investment securities available-for-sale	(33,435)	—
Proceeds from repayment and maturity of investment securities held-to-maturity	40,110	45,833
Purchases of investment securities held-to-maturity	(11,455)	(2,026)
Net increase in equity investments	(2,813)	(775)
Net decrease in loan and lease finance receivables	222,728	176,027
Purchase of premises and equipment	(1,946)	(2,349)
Proceeds from BOLI death benefit	1,559	1,466
Net cash provided by investing activities	433,931	381,502
Cash Flows from Financing Activities
Net decrease in other deposits	(21,902)	(460,134)
Net increase in time deposits	378,585	21,410
Net (decrease) increase in other borrowings	(270,000)	500,000
Net decrease in customer repurchase agreements	(2,816)	(113,058)
Cash dividends on common stock	(55,958)	(55,951)
Repurchase of common stock	(2,594)	(21,051)
Proceeds from exercise of stock options	43	73
Net cash provided by (used in) financing activities	25,358	(128,711)
Net increase in cash and cash equivalents	562,909	414,894

Cash and cash equivalents, beginning of period	281,285	203,461
Cash and cash equivalents, end of period	$844,194	$618,355

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$98,634	$115,040
Adjustments to reconcile net earnings to net cash provided by operating activities:
Increase in BOLI	(6,535)	(3,286)
Net amortization of premiums and discounts on investment securities	8,372	9,376
Accretion of discount for acquired loans, net	(1,793)	(2,035)
Provision for credit losses	—	2,000
(Recapture of) provision for unfunded loan commitments	(500)	900
Valuation allowance on other real estate owned	28	—
Stock-based compensation	5,035	4,662
Depreciation and amortization, net	3,955	8,335
Change in other assets and liabilities	(3,576)	27,111
Total adjustments	4,986	47,063
Net cash provided by operating activities	$103,620	$162,103

Supplemental Disclosure of Non-cash Investing Activities
Transfer of loans to other real estate owned	$675	$—

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located throughout California. As of June 30, 2024, the Bank operated 62 banking centers and three trust office locations. The Company is headquartered in the city of Ontario, California.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

	June 30, 2024
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$33,496	$—	$(19)	$33,477	1.22%
Mortgage-backed securities	2,682,003	7	(365,935)	2,316,075	84.35%
CMO/REMIC	490,390	—	(119,899)	370,491	13.49%
Municipal bonds	26,484	27	(2,085)	24,426	0.89%
Other securities	1,327	—	—	1,327	0.05%
Unallocated portfolio layer fair value basis adjustments (1)	13,728	—	(13,728)	—	0.00%
Total available-for-sale securities	$3,247,428	$34	$(501,666)	$2,745,796	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$522,678	$—	$(105,876)	$416,802	21.51%
Mortgage-backed securities	639,889	—	(111,532)	528,356	26.34%
CMO/REMIC	793,753	—	(167,006)	626,747	32.67%
Municipal bonds	462,111	1,477	(40,858)	422,730	19.02%
Other securities (2)	11,455	—	—	11,455	0.46%
Total held-to-maturity securities	$2,429,886	$1,477	$(425,272)	$2,006,090	100.00%

(1)
Represents the amount of portfolio layer method basis adjustments related to AFS MBS securities hedged in a closed portfolio. Under U.S. GAAP, portfolio layer method basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses for the individual securities being hedged. Refer to Note 3 and Note 9 for additional information.
(2)
Represents Commercial Property Assessed Clean Energy ("C-PACE") bonds.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$21,057	$19,187	$42,337	$38,615
Tax-advantaged	168	169	334	337
Total interest income from available-for-sale securities	21,225	19,356	42,671	38,952
Investment securities held-to-maturity:
Taxable	11,050	11,293	22,034	22,800
Tax-advantaged	2,395	2,447	4,813	4,896
Total interest income from held-to-maturity securities	13,445	13,740	26,847	27,696
Total interest income from investment securities	$34,670	$33,096	$69,518	$66,648

Approximately 90% of the total investment securities portfolio at June 30, 2024 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity investment securities under the CECL model was zero at June 30, 2024 and December 31, 2023.

The following table presents the Company’s available-for-sale and held-to-maturity investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$28,599	$(19)	$—	$—	$28,599	$(19)
Mortgage-backed securities	248	(1)	2,314,832	(365,934)	2,315,080	(365,935)
CMO/REMIC	1	(0)	370,490	(119,899)	370,491	(119,899)
Municipal bonds	3,188	(183)	20,362	(1,902)	23,550	(2,085)
Total available-for-sale securities	$32,036	$(203)	$2,705,684	$(487,735)	$2,737,720	$(487,938)
Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$416,802	$(105,876)	$416,802	$(105,876)
Mortgage-backed securities	—	—	528,357	(111,532)	528,357	(111,532)
CMO/REMIC	—	—	626,747	(167,006)	626,747	(167,006)
Municipal bonds	45,913	(737)	300,985	(40,121)	346,898	(40,858)
Total held-to-maturity securities	$45,913	$(737)	$1,872,891	$(424,535)	$1,918,804	$(425,272)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	48	—	2,506,162	(336,107)	2,506,210	(336,107)
CMO/REMIC	—	—	389,359	(112,872)	389,359	(112,872)
Municipal bonds	3,286	(17)	18,105	(871)	21,391	(888)
Total available-for-sale securities	$3,334	$(17)	$2,913,626	$(449,850)	$2,916,960	$(449,867)

Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$432,684	$(97,972)	$432,684	$(97,972)
Mortgage-backed securities	—	—	565,655	(97,436)	565,655	(97,436)
CMO/REMIC	—	—	646,737	(156,155)	646,737	(156,155)
Municipal bonds	20,609	(200)	293,467	(33,404)	314,076	(33,604)
Total held-to-maturity securities	$20,609	$(200)	$1,938,543	$(384,967)	$1,959,152	$(385,167)

At June 30, 2024, investment securities with carrying values of $2.52 billion were pledged to secure various types of deposits, including $1.41 billion of public funds. In addition, investment securities with carrying values of $2.18 billion were pledged to secure $363.3 million for repurchase agreements, $1.35 billion for outstanding borrowings, $427.4 million for unused borrowing capacity and approximately $46 million for other purposes as required or permitted by law.

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

The amortized cost and fair value of debt securities at June 30, 2024, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 23 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	June 30, 2024
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$43,972	$43,677	$10,613	$10,341
Due after one year through five years	240,902	216,478	48,043	45,765
Due after five years through ten years	2,470,052	2,114,826	323,158	280,962
Due after ten years	492,502	370,815	2,048,072	1,669,022
Total investment securities	$3,247,428	$2,745,796	$2,429,886	$2,006,090

5. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table provides a summary of total loans and lease finance receivables by type.

	June 30, 2024	December 31, 2023
	(Dollars in thousands)

Commercial real estate	$6,664,925	$6,784,505
Construction	52,227	66,734
SBA	267,938	270,619
SBA - Paycheck Protection Program (PPP)	1,757	2,736
Commercial and industrial	956,184	969,895
Dairy & livestock and agribusiness	350,562	412,891
Municipal lease finance receivables	70,889	73,590
SFR mortgage	267,593	269,868
Consumer and other loans	49,771	54,072
Total loans, at amortized cost	8,681,846	8,904,910
Less: Allowance for credit losses	(82,786)	(86,842)
Total loans and lease finance receivables, net	$8,599,060	$8,818,068

As of June 30, 2024, 80.45% of the Company’s total loan portfolio consisted of real estate loans, with commercial real estate loans representing 76.77% of total loans. The Company’s real estate loans and construction loans are secured by real properties primarily located in California. As of June 30, 2024, $480.1 million, or 7.20% of the total commercial real estate loans included loans secured by farmland, compared to $497.7 million, or 7.34%, at December 31, 2023. The loans secured by farmland included $120.0 million for loans secured by dairy & livestock land and $360.1 million for loans secured by agricultural land at June 30, 2024, compared to $122.4 million for loans secured by dairy & livestock land and $375.3 million for loans secured by agricultural land at December 31, 2023. As of June 30, 2024, dairy & livestock and agribusiness loans of $350.6 million were comprised of $304.1 million of dairy & livestock loans and $46.5 million of agribusiness loans, compared to $412.9 million comprised of $374.9 million of dairy & livestock loans and $38.0 million of agribusiness loans December 31, 2023.

At June 30, 2024 and December 31, 2023, loans with a carrying value totaling $4.45 billion and $4.04 billion, respectively, were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of June 30, 2024 and December 31, 2023.

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

The following table summarizes loans by type and origination year, according to our internal risk ratings as of the dates presented.

	Origination Year						Revolving loans amortized	Revolving loans converted to
June 30, 2024	2024	2023	2022	2021	2020	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$129,875	$439,124	$1,273,312	$1,102,354	$840,945	$2,347,375	$181,405	$38,646	$6,353,036
Special Mention	9,500	4,530	17,874	20,089	38,870	121,598	1,828	—	214,289
Substandard	—	837	9,267	6,249	26,095	53,438	1,714	—	97,600
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$139,375	$444,491	$1,300,453	$1,128,692	$905,910	$2,522,411	$184,947	$38,646	$6,664,925
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$2,258	$—	$—	$2,258

Construction loans:
Risk Rating:
Pass	$1,601	$2,956	$15,222	$22,301	$8,078	$—	$—	$—	$50,158
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,069	—	—	—	—	2,069
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$1,601	$2,956	$15,222	$24,370	$8,078	$—	$—	$—	$52,227
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$17,018	$18,160	$47,462	$50,152	$24,211	$97,627	$—	$—	$254,630
Special Mention	—	—	1,606	—	4,752	2,907	—	—	9,265
Substandard	—	—	—	—	—	4,043	—	—	4,043
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$17,018	$18,160	$49,068	$50,152	$28,963	$104,577	$—	$—	$267,938
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$139	$—	$—	$139

SBA - PPP loans:
Risk Rating:
Pass	$—	$—	$—	$478	$1,279	$—	$—	$—	$1,757
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$—	$—	$478	$1,279	$—	$—	$—	$1,757
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans:
Risk Rating:
Pass	$52,068	$126,396	$127,154	$77,749	$76,560	$141,745	$314,046	$5,625	$921,343
Special Mention	703	7,431	1,105	2,721	602	2,620	8,104	6,877	30,163
Substandard	—	1,479	275	—	—	24	2,487	413	4,678
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$52,771	$135,306	$128,534	$80,470	$77,162	$144,389	$324,637	$12,915	$956,184
Current YTD Period: Gross charge-offs	$—	$—	$300	$—	$—	$1,186	$—	$431	$1,917

	Origination Year						Revolving loans amortized	Revolving loans converted to
June 30, 2024	2024	2023	2022	2021	2020	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$225	$—	$—	$640	$903	$216	$240,963	$—	$242,947
Special Mention	—	417	—	—	—	—	92,042	—	92,459
Substandard	—	—	—	—	—	60	12,442	2,654	15,156
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$225	$417	$—	$640	$903	$276	$345,447	$2,654	$350,562
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$792	$—	$5,374	$25,661	$5,604	$33,317	$—	$—	$70,748
Special Mention	—	—	—	—	—	141	—	—	141
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$792	$—	$5,374	$25,661	$5,604	$33,458	$—	$—	$70,889
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$12,199	$20,499	$60,288	$42,662	$39,738	$89,239	$—	$—	$264,625
Special Mention	—	747	—	—	909	429	—	299	2,384
Substandard	—	—	—	—	—	584	—	—	584
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$12,199	$21,246	$60,288	$42,662	$40,647	$90,252	$—	$299	$267,593
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$2,588	$3,735	$2,835	$2,283	$461	$928	$34,841	$1,141	$48,812
Special Mention	—	—	—	184	—	—	4	173	361
Substandard	—	—	—	—	—	—	—	598	598
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$2,588	$3,735	$2,835	$2,467	$461	$928	$34,845	$1,912	$49,771
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$1	$3	$4

Total Loans, at amortized cost:
Risk Rating:
Pass	$216,366	$610,870	$1,531,647	$1,324,280	$997,779	$2,710,447	$771,255	$45,412	$8,208,056
Special Mention	10,203	13,125	20,585	22,994	45,133	127,695	101,978	7,349	349,062
Substandard	—	2,316	9,542	8,318	26,095	58,149	16,643	3,665	124,728
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$226,569	$626,311	$1,561,774	$1,355,592	$1,069,007	$2,896,291	$889,876	$56,426	$8,681,846
Current YTD Period: Total gross charge-offs	$—	$—	$300	$—	$—	$3,583	$1	$434	$4,318

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2023	2023	2022	2021	2020	2019	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$447,991	$1,315,563	$1,133,331	$885,590	$497,541	$2,041,329	$171,223	$38,568	$6,531,136
Special Mention	3,241	3,897	15,868	19,368	43,824	74,673	2,911	—	163,782
Substandard	744	8,127	2,891	33,401	12,986	30,637	801	—	89,587
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$451,976	$1,327,587	$1,152,090	$938,359	$554,351	$2,146,639	$174,935	$38,568	$6,784,505
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction loans:
Risk Rating:
Pass	$1,274	$15,046	$22,288	$8,058	$—	$—	$17,938	$—	$64,604
Special Mention	—	—	2,130	—	—	—	—	—	2,130
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$1,274	$15,046	$24,418	$8,058	$—	$—	$17,938	$—	$66,734
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$20,701	$48,212	$51,038	$29,306	$6,236	$101,856	$—	$—	$257,349
Special Mention	—	1,627	—	4,784	1,132	1,760	—	—	9,303
Substandard	—	—	—	—	749	3,218	—	—	3,967
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$20,701	$49,839	$51,038	$34,090	$8,117	$106,834	$—	$—	$270,619
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$288	$—	$—	$288

SBA - PPP loans:
Risk Rating:
Pass	$—	$—	$699	$2,037	$—	$—	$—	$—	$2,736
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$—	$699	$2,037	$—	$—	$—	$—	$2,736
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans:
Risk Rating:
Pass	$141,080	$143,847	$100,059	$88,743	$68,352	$94,027	$289,539	$5,460	$931,107
Special Mention	7,829	738	745	552	4,114	3,986	10,529	5,347	33,840
Substandard	—	257	—	—	89	1,296	2,487	819	4,948
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$148,909	$144,842	$100,804	$89,295	$72,555	$99,309	$302,555	$11,626	$969,895

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2023	2023	2022	2021	2020	2019	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$296	$—	$1,586	$931	$80	$208	$337,525	$—	$340,626
Special Mention	448	—	—	—	25	—	69,232	—	69,705
Substandard	—	—	—	—	—	60	2,500	—	2,560
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$744	$—	$1,586	$931	$105	$268	$409,257	$—	$412,891
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$—	$5,735	$25,803	$5,981	$4,267	$31,622	$—	$—	$73,408
Special Mention	—	—	—	—	—	182	—	—	182
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$—	$5,735	$25,803	$5,981	$4,267	$31,804	$—	$—	$73,590
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$22,248	$61,070	$43,573	$44,076	$28,049	$67,750	$—	$—	$266,766
Special Mention	789	—	—	918	544	327	—	—	2,578
Substandard	—	—	—	—	—	200	—	324	524
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$23,037	$61,070	$43,573	$44,994	$28,593	$68,277	$—	$324	$269,868
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$4,911	$4,122	$2,707	$702	$644	$486	$38,595	$871	$53,038
Special Mention	—	—	246	—	—	—	4	173	423
Substandard	—	—	—	—	—	12	1	598	611
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$4,911	$4,122	$2,953	$702	$644	$498	$38,600	$1,642	$54,072
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$4	$8

Total Loans, at amortized cost:
Risk Rating:
Pass	$638,501	$1,593,595	$1,381,084	$1,065,424	$605,169	$2,337,278	$854,820	$44,899	$8,520,770
Special Mention	12,307	6,262	18,989	25,622	49,639	80,928	82,676	5,520	281,943
Substandard	744	8,384	2,891	33,401	13,824	35,423	5,789	1,741	102,197
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$651,552	$1,608,241	$1,402,964	$1,124,447	$668,632	$2,453,629	$943,285	$52,160	$8,904,910

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

The ACL totaled $82.8 million at June 30, 2024, compared to $86.8 million at December 31, 2023. The $4.0 million decrease in the ACL from December 31, 2023 to June 30, 2024 was comprised of $4.0 million in net charge-offs. At June 30, 2024, the ACL as a percentage of total loans and leases, at amortized cost, was 0.95%. This compares to 0.98% at December 31, 2023. The majority of the net charge-offs in 2024 were related to loans in which specific loan loss reserves had been established prior to December 31, 2023. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast, as well as downside forecasts. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with downside risks weighted among multiple forecasts. As of June 30, 2024, the resulting weighted forecast resulted in Real GDP declining slightly in the second half of 2024 and continuing to be negative in the first quarter of 2025. GDP growth is forecasted to be less than 1% for all of 2025, before rebounding to 1.9% in 2026, and then returning to higher growth of 2.78% in 2027. The unemployment rate is forecasted to increase, with unemployment averaging 6% for all of 2025. The unemployment rate is forecasted to stay elevated until late 2027.

Management believes that the ACL was appropriate at June 30, 2024 and December 31, 2023. Due to inflationary pressures, high interest rates, lower commercial real estate values, and geopolitical events, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Three Months Ended June 30, 2024
	Ending Balance March 31, 2024	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance June 30, 2024
	(Dollars in thousands)
Commercial real estate	$69,445	$—	$—	$(40)	$69,405
Construction	1,296	—	2	(510)	788
SBA	2,531	(49)	18	(4)	2,496
Commercial and industrial	5,059	—	—	44	5,103
Dairy & livestock and agribusiness	3,252	—	—	523	3,775
Municipal lease finance receivables	194	—	—	(8)	186
SFR mortgage	483	—	—	15	498
Consumer and other loans	557	(2)	—	(20)	535
Total allowance for credit losses	$82,817	$(51)	$20	$—	$82,786

	Three Months Ended June 30, 2023
	Ending Balance March 31, 2023	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance June 30, 2023
	(Dollars in thousands)
Commercial real estate	$67,117	$—	$—	$826	$67,943
Construction	1,674	—	3	(515)	1,162
SBA	2,729	(87)	9	5	2,656
Commercial and industrial	8,963	—	—	158	9,121
Dairy & livestock and agribusiness	4,770	—	3	187	4,960
Municipal lease finance receivables	283	—	—	(10)	273
SFR mortgage	409	—	—	41	450
Consumer and other loans	595	(1)	—	(192)	402
Total allowance for credit losses	$86,540	$(88)	$15	$500	$86,967

	Six Months Ended June 30, 2024
	Ending Balance December 31, 2023	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance June 30, 2024
	(Dollars in thousands)
Commercial real estate	$69,466	$(2,258)	$—	$2,197	$69,405
Construction	1,277	—	5	(494)	788
SBA	2,679	(139)	81	(125)	2,496
Commercial and industrial	9,116	(1,917)	176	(2,272)	5,103
Dairy & livestock and agribusiness	3,098	—	—	677	3,775
Municipal lease finance receivables	210	—	—	(24)	186
SFR mortgage	535	—	—	(37)	498
Consumer and other loans	461	(4)	—	78	535
Total allowance for credit losses	$86,842	$(4,318)	$262	$—	$82,786

	Six Months Ended June 30, 2023
	Ending Balance December 31, 2022	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance June 30, 2023
	(Dollars in thousands)
Commercial real estate	$64,806	$—	$—	$3,137	$67,943
Construction	1,702	—	6	(546)	1,162
SBA	2,809	(181)	21	7	2,656
Commercial and industrial	10,206	(16)	14	(1,083)	9,121
Dairy & livestock and agribusiness	4,400	—	7	553	4,960
Municipal lease finance receivables	296	—	—	(23)	273
SFR mortgage	366	—	—	84	450
Consumer and other loans	532	(1)	—	(129)	402
Total allowance for credit losses	$85,117	$(198)	$48	$2,000	$86,967

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

	June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$—	$43	$2,311	$2,354	$2,391,373	$2,393,727
Non-owner occupied	—	—	19,597	19,597	4,251,601	4,271,198
Construction
Speculative (1)	—	—	—	—	40,545	40,545
Non-speculative	—	—	—	—	11,682	11,682
SBA	122	—	215	337	267,601	267,938
SBA - PPP	—	—	—	—	1,757	1,757
Commercial and industrial	103	—	2,490	2,593	953,591	956,184
Dairy & livestock and agribusiness	—	—	—	—	350,562	350,562
Municipal lease finance receivables	—	—	—	—	70,889	70,889
SFR mortgage	—	—	—	—	267,593	267,593
Consumer and other loans	—	—	—	—	49,771	49,771
Total loans	$225	$43	$24,613	$24,881	$8,656,965	$8,681,846

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$300	$—	$2,505	$2,805	$2,430,447	$2,433,252
Non-owner occupied	16	—	531	547	4,350,706	4,351,253
Construction
Speculative (1)	—	—	—	—	57,921	57,921
Non-speculative	—	—	—	—	8,813	8,813
SBA	—	108	969	1,077	269,542	270,619
SBA - PPP	—	—	—	—	2,736	2,736
Commercial and industrial	12	—	4,253	4,265	965,630	969,895
Dairy & livestock and agribusiness	—	—	—	—	412,891	412,891
Municipal lease finance receivables	—	—	—	—	73,590	73,590
SFR mortgage	201	—	—	201	269,667	269,868
Consumer and other loans	18	—	—	18	54,054	54,072
Total loans	$547	$108	$8,258	$8,913	$8,895,997	$8,904,910

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

Amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance are presented as of June 30, 2024 and December 31, 2023 by type of loan.

	June 30, 2024
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1) (3)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$2,311	$2,311	$—
Non-owner occupied	19,597	19,597	—
Construction
Speculative (2)	—	—	—
Non-speculative	—	—	—
SBA	337	337	—
SBA - PPP	—	—	—
Commercial and industrial	2,712	2,712	—
Dairy & livestock and agribusiness	—	—	—
Municipal lease finance receivables	—	—	—
SFR mortgage	—	—	—
Consumer and other loans	—	—	—
Total loans	$24,957	$24,957	$—

(1)
As of June 30, 2024, $223,000 of nonaccruing loans were current, $122,000 were 30-59 days past due, and $24.6 million were 90+ days past due.
(2)
Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)
Excludes $157,000 of guaranteed portion of nonaccrual SBA loans that are in process of collection.

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

	June 30, 2024			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$21,908	$—	$—	7
Construction	—	—	—	—
SBA	166	170	—	3
SBA - PPP	—	—	—	—
Commercial and industrial	—	2,713	—	3
Dairy & livestock and agribusiness	60	—	—	1
Municipal lease finance receivables	—	—	—	—
SFR mortgage	—	—	—	—
Consumer and other loans	—	—	—	—
Total collateral-dependent loans	$22,134	$2,883	$—	14

	December 31, 2023			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$15,440	$—	$—	5
Construction	—	—	—	—
SBA	749	220	—	4
SBA - PPP	—	—	—	—
Commercial and industrial	392	2,950	1,167	8
Dairy & livestock and agribusiness	60	—	—	1
Municipal lease finance receivables	—	—	—	—
SFR mortgage	324	—	—	1
Consumer and other loans	—	—	—	—
Total collateral-dependent loans	$16,965	$3,170	$1,167	19

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. The Bank's ACL methodology produced an allowance of $7.0 million for the off-balance sheet credit exposures as of June 30, 2024. There was a $500,000 recapture of provision for unfunded loan commitments for the six months ended June 30, 2024, compared to a $900,000 provision for the six months ended June 30, 2023. As of June 30, 2024 and December 31,2023, the balance in this reserve was $7.0 million and $7.5 million, respectively, and was included in other liabilities.

Modifications of Loans to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1,2024. The amendments in ASU 2022-02 eliminated the recognition and measurement of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

There were eight loans to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2024 with an amortized cost totaling $16.9 million as of June 30, 2024, including one commercial real estate loan of $8.8 million, two dairy & livestock and agribusiness loans of $6.0 million, and five commercial and industrial loans totaling $2.1 million.

The tables below reflect the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified as of June 30, 2024 and June 30, 2023.

	Term Extension		Combination-Term Extension and Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of Financing Receivables	Amortized Cost Basis	% of Total Class of Financing Receivables	Total
June 30, 2024
Commercial real estate loans	$11,209	0.13%	$687	0.01%	$11,896
Commercial and industrial	3,442	0.04%	205	0.00%	3,647
Dairy & livestock and agribusiness	10,820	0.12%	—	—	10,820
Total	$25,471		$892		$26,363

June 30, 2023
Commercial real estate loans	$1,579	0.02%	$—	—	$1,579
Commercial and industrial	1,000	0.01%	—	—	1,000
Dairy & livestock and agribusiness	728	0.01%	—	—	728
Total	$3,307		$—		$3,307

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2024.

Loan Type	Financial Effect

	Term Extension	Combination-Term Extension and Interest Rate Reduction
June 30, 2024
Commercial real estate loans	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10% to 7.25%.
Commercial and industrial	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Added a weighted-average 2.0 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 8.75% to 7.75%.
Dairy & livestock and agribusiness	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—

June 30, 2023
Commercial real estate loans	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—
Commercial and industrial	Added a weighted-average 0.8 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—
Dairy & livestock and agribusiness	Added a weighted-average 1.4 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—

As of June 30, 2024, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first six months of 2024 that subsequently defaulted. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty as of June 30, 2024.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$11,896	$—	$—
Commercial and industrial	3,647	—	—
Dairy & livestock and agribusiness	10,820	—	—
Total	$26,363	$—	$—

6. BORROWINGS

Customer Repurchase Agreements

The Bank offers a repurchase agreement product to its customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of June 30, 2024, total funds borrowed under these agreements were $268.8 million with a weighted average interest rate of 0.51%, compared to $271.6 million with a weighted average interest rate of 0.29% at December 31, 2023.

Federal Home Loan Bank Advances and Other Borrowings

As of June 30, 2024, borrowings totaled $1.8 billion, including a $1.3 billion advance from the Federal Reserve's Bank Term Funding Program ("BTFP") at a cost of approximately 4.76% maturing in January of 2025, and $500 million of FHLB advances. The FHLB advances include maturities of $300 million, at an average cost of approximately 4.73%, maturing in May of 2026, and $200 million, at a cost of 4.27% maturing in May of 2027.

As of December 31, 2023, total short-term borrowings of $2.07 billion, consisted of $1.91 billion of one-year advances from the Federal Reserve's BTFP at a cost of 4.78% and $160 million of short-term FHLB advances, at an average cost of approximately 5.7%. The BTFP advances included maturities of $695 million in May and $1.2 billion in December of 2024.

At June 30, 2024, loans with a carrying value of $4.45 billion were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

At June 30, 2024 investment securities with carrying values of $2.18 billion were pledged to secure $363.3 million for repurchase agreements, $1.35 billion for outstanding borrowings, $427.4 million for unused borrowing capacity and approximately $46 million for other purposes as required or permitted by law.

7. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and six months ended June 30, 2024, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 1,181,000 and 1,167,000, respectively. For the three and six months ended June 30, 2023, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 1,412,000 and 1,058,000, respectively.

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$50,035	$55,770	$98,634	$115,040
Less: Net earnings allocated to restricted stock	373	390	697	798
Net earnings allocated to common shareholders	$49,662	$55,380	$97,937	$114,242
Weighted average shares outstanding	138,584	138,330	138,419	138,420
Basic earnings per common share	$0.36	$0.40	$0.71	$0.83

Diluted earnings per common share:
Net income allocated to common shareholders	$49,662	$55,380	$97,937	$114,242
Weighted average shares outstanding	138,584	138,330	138,419	138,420
Incremental shares from assumed exercise of outstanding options	85	53	142	137
Diluted weighted average shares outstanding	138,669	138,383	138,561	138,557
Diluted earnings per common share	$0.36	$0.40	$0.71	$0.82

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of the dates presented.

	Carrying Value at June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$33,477	$—	$33,477	$—
Mortgage-backed securities	2,316,075	—	2,316,075	—
CMO/REMIC	370,491	—	370,491	—
Municipal bonds	24,426	—	24,426	—
Other securities	1,327	—	1,327	—
Total investment securities - AFS	2,745,796	—	2,745,796	—
Derivatives not designated as hedging instruments:
Interest rate swaps	28	—	28	—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	13,728	—	13,728	—
Cash flow hedges: interest rate swaps	1,584	—	1,584	—
Total assets	$2,761,136	$—	$2,761,136	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$28	$—	$28	$—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—
Cash flow hedges: interest rate swaps	—	—	—	—
Total liabilities	$28	$—	$28	$—

	Carrying Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$32,253	$—	$32,253	$—
Mortgage-backed securities	2,507,679	—	2,507,679	—
CMO/REMIC	389,362	—	389,362	—
Municipal bonds	25,635	—	25,635	—
Other securities	1,196	—	1,196	—
Total investment securities - AFS	2,956,125	—	2,956,125	—
Derivatives not designated as hedging instruments:
Interest rate swaps	112	—	112	—
Derivatives designated as hedging instruments:
Interest rate swaps	—	—	—	—
Total assets	$2,956,237	$—	$2,956,237	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$112	$—	$112	$—
Derivatives designated as hedging instruments:
Interest rate swaps	6,938	—	6,938	—
Total liabilities	$7,050	$—	$7,050	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at June 30, 2024 and December 31, 2023, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Six Months Ended June 30, 2024
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$33,804	$—	$—	$33,804	$2,273
Construction	—	—	—	—	—
SBA	493	—	—	493	75
SBA - PPP	—	—	—	—	—
Commercial and industrial	6,360	—	—	6,360	40
Dairy & livestock and agribusiness	10,820	—	—	10,820	176
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Other real estate owned	647	—	—	647	28
Asset held-for-sale	—	—	—	—	—
Total assets	$52,124	$—	$—	$52,124	$2,592

	Carrying Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2023
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$18,678	$—	$—	$18,678	$2,128
Construction	—	—	—	—	—
SBA	995	—	—	995	57
SBA - PPP	—	—	—	—	—
Commercial and industrial	6,092	—	—	6,092	3,510
Dairy & livestock and agribusiness	4,700	—	—	4,700	27
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Other real estate owned	—	—	—	—	—
Asset held-for-sale	—	—	—	—	—
Total assets	$30,465	$—	$—	$30,465	$5,722

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of June 30, 2024 and December 31, 2023, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$844,194	$844,194	$—	$—	$844,194
Interest-earning balances due from depository institutions	7,345	—	7,345	—	7,345
Investment securities available-for-sale	2,745,796	—	2,745,796	—	2,745,796
Investment securities held-to-maturity	2,429,886	—	2,006,090	—	2,006,090
Total loans, net of allowance for credit losses	8,599,060	—	—	8,217,593	8,217,593
Derivatives not designated as hedging instruments:
Interest rate swaps	28	—	28	—	28
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	13,728	—	13,728	—	13,728
Cash flow hedges: interest rate swaps	1,584	—	1,584	—	1,584
Liabilities
Deposits:
Interest-bearing	$4,700,230	$—	$4,695,747	$—	$4,695,747
Borrowings	2,068,826	—	2,009,323	—	2,009,323
Derivatives not designated as hedging instruments:
Interest rate swaps	28	—	28	—	28
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—	—
Cash flow hedges: interest rate swaps	—	—	—	—	—

	December 31, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$281,285	$281,285	$—	$—	$281,285
Interest-earning balances due from depository institutions	8,216	—	8,216	—	8,216
Investment securities available-for-sale	2,956,125	—	2,956,125	—	2,956,125
Investment securities held-to-maturity	2,464,610	—	2,082,881	—	2,082,881
Total loans, net of allowance for credit losses	8,818,068	—	—	8,503,518	8,503,518
Derivatives not designated as hedging instruments:
Interest rate swaps	112	—	112	—	112
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—	—
Liabilities
Deposits:
Interest-bearing	$4,227,467	$—	$4,222,773	$—	$4,222,773
Borrowings	2,341,642	—	2,283,631	—	2,283,631
Derivatives not designated as hedging instruments:
Interest rate swaps	112	—	112	—	112
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	6,938	—	6,938	—	6,938

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2024 and December 31, 2023. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

9. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Not Designated as Hedging Instruments

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of June 30, 2024, the Bank has entered into 114 interest-rate swap agreements with customers with a notional amount totaling $386.5 million. The Bank then entered into identical offsetting swaps with counterparties. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The fair value of these instruments totaled $13.7 million at June 30, 2024.

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

Balance Sheet Classification of Derivative Financial Instruments

As of June 30, 2024 and December 31, 2023, the notional amount, the location of the asset and liability, and their respective fair values, are summarized in the tables below.

	June 30, 2024
	Asset Derivatives			Liability Derivatives
	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$386,506	Other assets	$28	$386,506	Other liabilities	$28
Total			$28			$28

Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$1,000,000	Other assets	$13,728	—	Other liabilities	$—
Cash flow hedges: interest rate swaps	—	Other assets	1,584	$300,000	Other liabilities	—
Total			$15,312			$—

	December 31, 2023
	Asset Derivatives			Liability Derivatives
	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$394,359	Other assets	$112	$394,359	Other liabilities	$112
Total derivatives			$112			$112
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$1,000,000	Other assets	$—		Other liabilities	$6,938
Total			$—			$6,938

The Effect of Derivatives Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statements of earnings for the periods presented.

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Derivatives Not Designated as Hedging Instruments:		(Dollars in thousands)
Interest rate swaps	Other income	$—	$—	$—	$—
Total		$—	$—	$—	$—

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gains (Losses) Recognized in Net Interest Income on Derivative Instruments				OCI Impact on Derivatives-Gains (Losses) recorded in OCI
		Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023	2024	2023	2024	2023
		(Dollars in thousands)				(Dollars in thousands)
Derivatives Designated as Hedging Instruments:
Fair value hedges: interest rate swaps	Interest income	$4,097	$446	$7,784	$446	$1,888	$7,846	$14,758	$7,846
Cash flow hedges: interest rate swaps	Interest expense	918	—	1,096	—	560	—	1,116	—
Total		$5,015	$446	$8,880	$446	$2,448	$7,846	$15,874	$7,846

10. OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	Three Months Ended June 30,
	2024			2023
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(2,292)	$678	$(1,614)	$(37,996)	$11,233	$(26,763)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	175	(52)	123	3,532	(3,364)	168
Derivatives designated as hedging instruments:
Fair value hedges:
Net change in fair value recorded in accumulated OCI	2,835	(947)	1,888	11,129	(3,283)	7,846
Cash flow hedges:
Net change in fair value recorded in accumulated OCI	795	(235)	560	—	—	—
Net change	$1,513	$(556)	$957	$(23,335)	$4,586	$(18,749)

	Six Months Ended June 30,
	2024			2023
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(38,148)	$11,278	$(26,870)	$2,428	$(718)	$1,710
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	337	(100)	237	3,810	(3,446)	364
Derivatives designated as hedging instruments:
Fair value hedges:
Net change in fair value recorded in accumulated OCI	20,667	(5,909)	14,758	11,129	(3,283)	7,846
Cash flow hedges:
Net change in fair value recorded in accumulated OCI	1,584	(468)	1,116	—	—	—
Net change	$(15,560)	$4,801	$(10,759)	$17,367	$(7,447)	$9,920

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

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with original maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The fair value of these instruments totaled $13.7 million and were reflected as an asset on June 30, 2024.

During the first quarter of 2024, cash flow hedging transactions were executed in which $300 million notional pay-fixed interest rate swaps were consummated with maturities of three years, wherein the Company pays a weighted average fixed rate of approximately 4.2% and receives daily SOFR. The fair value of these instruments totaled $1.6 million and were reflected as an asset on June 30, 2024.

Refer to Note 9 - Derivative Financial Instruments of the notes to the unaudited condensed consolidated financial statements of this report for additional information.

	Gross Amounts Recognized in the Condensed	Gross Amounts Offset in the Condensed	Net Amounts Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
June 30, 2024
Financial assets:
Derivatives not designated as hedging instruments
Interest rate swaps	$28	$—	$—	$28	$—	$28
Derivatives designated as hedging instruments
Fair value hedges: interest rate swaps	13,728	—	—	13,728	—	13,728
Cash flow hedges: interest rate swaps	1,584	—	—	1,584	—	1,584
Total	$15,340	$—	$—	$15,340	$—	$15,340

Financial liabilities:
Derivatives not designated as hedging instruments
Interest rate swaps	$47,053	$(47,025)	$28	$47,025	$(10,538)	$36,515
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—	—	—
Cash flow hedges: interest rate swaps	—	—	—	—	—	—
Repurchase agreements	268,826	—	268,826	—	363,267	632,093
Total	$315,879	$(47,025)	$268,854	$47,025	$352,729	$668,608

December 31, 2023
Financial assets:
Derivatives not designated as hedging instruments	$112	$—	$—	$112	$—	$112
Derivatives designated as hedging instruments	—	—	—	—	—	—
Total	$112	$—	$—	$112	$—	$112

Financial liabilities:
Derivatives not designated as hedging instruments	$42,613	$(42,501)	$112	$42,501	$(11,659)	$30,954
Derivatives designated as hedging instruments	6,938	—	—	6,938	—	6,938
Repurchase agreements	271,642	—	271,642	—	362,505	634,147
Total	$321,193	$(42,501)	$271,754	$49,439	$350,846	$672,039

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

While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$22,182	$21,655
Total lease liabilities	24,457	24,056

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$1,841	$1,840	$3,685	$3,681
Sublease income	—	—	—	—
Total lease expense	$1,841	$1,840	$3,685	$3,681

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$1,914	$1,514	$3,778	$3,270

	June 30, 2024	December 31, 2023
Lease Term and Discount Rate
Weighted average remaining lease term (years)	3.94	3.94
Weighted average discount rate	3.86%	3.48%

The Company’s lease arrangements that have not yet commenced as of June 30, 2024 and the Company’s short-term lease costs and variable lease costs, for the six months ended June 30, 2024 and 2023 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2024, excluding property taxes and insurance, are as follows:

June 30, 2024
(Dollars in thousands)
Year:
2024 (excluding the six months ended June 30, 2024)	$3,752
2025	7,402
2026	6,185
2027	4,717
2028	2,861
Thereafter	1,642
Total future lease payments	26,559
Less: Imputed interest	(2,102)
Present value of lease liabilities	$24,457

13. REVENUE RECOGNITION

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$5,117	$4,838	$10,153	$10,182
Trust and investment services	3,428	3,315	6,652	6,229
Bankcard services	370	490	755	867
Other	2,567	1,916	4,442	5,294
Noninterest Income (in-scope of Topic 606)	11,482	10,559	22,002	22,572
Noninterest Income (out-of-scope of Topic 606)	2,942	2,097	6,535	3,286
Total noninterest income	$14,424	$12,656	$28,537	$25,858

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

Recently Issued Accounting Pronouncements but Not Adopted as of June 30, 2024

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

OVERVIEW

For the second quarter of 2024, we reported net earnings of $50.0 million, compared with $48.6 million for the first quarter of 2024 and $55.8 million for the second quarter of 2023. Diluted earnings per share were $0.36 for the second quarter, compared to $0.35 for the prior quarter and $0.40 for the same period last year. Net income of $50.0 million for the second quarter of 2024 produced an annualized return on average equity (“ROAE”) of 9.57%, an annualized return on average tangible common equity (“ROATCE”) of 15.51%, and an annualized return on average assets (“ROAA”) of 1.24%. Our net interest margin, tax equivalent (“NIM”), was 3.05% for the second quarter of 2024, while our efficiency ratio was 45.10%.

Net interest income was $110.8 million for the second quarter of 2024. This represented a $1.6 million, or 1.43%, decline from the first quarter of 2024, and an $8.7 million, or 7.27%, decrease from the second quarter of 2023. The quarter-over-quarter decrease in net interest income was due to a five basis point decline in net interest margin, as total earning assets were essentially unchanged from the prior quarter end. The decline in net interest income compared to the second quarter of 2023 was due to a 17 basis point decrease in net interest margin and a $294.2 million decline in average earning assets.

Noninterest income was $14.4 million for the second quarter of 2024, compared with $14.1 million for the first quarter of 2024 and $12.7 million for the second quarter of 2023. Second quarter income from Bank Owned Life Insurance (“BOLI”) decreased by $651,000 from the first quarter of 2024 and increased by $845,000 compared to the second quarter of 2023. Death benefits that exceeded the asset value on certain policies totaled $531,000 in the first quarter of 2024 and approximately $800,000 in the second quarter of 2023. There were no death benefits received in the second quarter of 2024. The year-over-year increase in BOLI income was primarily due to restructuring and enhancements in BOLI policies in the fourth quarter of 2023.

Noninterest expense for the second quarter of 2024 was $56.5 million, compared to $59.8 million for the first quarter of 2024 and $54.0 million for the second quarter of 2023. The $3.3 million quarter-over-quarter decrease was primarily due to a $3.0 million decrease in regulatory assessment expense resulting from changes in the amount accrued as an estimate of the FDIC special assessment. The $2.5 million increase in expense compared to the second quarter of 2023, was due primarily to salary and benefit expense growing by $1.9 million, or 5.60%.

At June 30, 2024, total assets of $16.15 billion increased by $130.5 million, or 0.81%, from total assets of $16.02 billion at December 31, 2023. Interest-earning assets of $14.55 billion at June 30, 2024 increased by $90.9 million, or 0.63%, when compared with $14.46 billion at December 31, 2023. The increase in interest-earning assets was primarily due to a $559.9 million increase in interest-earning balances due from the Federal Reserve, offset by a $245.1 million decrease in investment securities, and a $223.1 million decrease in total loans.

Total investment securities were $5.18 billion at June 30, 2024, a decrease of $245.1 million, or 4.52%, from $5.42 billion at December 31, 2023. At June 30, 2024, investment securities held-to-maturity (“HTM”) totaled $2.43 billion, a $34.7 million, or 1.41%, decline from December 31, 2023. At June 30, 2024, investment securities available-for-sale (“AFS”) totaled $2.75 billion, inclusive of a pre-tax net unrealized loss of $487.9 million. AFS securities decreased by $210.3 million, or 7.12%, from $2.96 billion at December 31, 2023. The pre-tax unrealized loss grew by $38.1 million from December 31, 2023. Fair value hedges in which $1 billion notional pay-fixed interest rate swaps with maturities ranging from 2027 to 2028, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR, had a fair value totaling $13.7 million and were reflected as an asset June 30, 2024. The fair value of these pay fixed interest rate swaps increased by $20.7 million from December 31, 2023. Our tax equivalent yield on investments was 2.71% for the quarter ended June 30, 2024, compared to 2.64% for the first quarter of 2024 and 2.37% for the second quarter of 2023.

Total loans and leases, at amortized cost, of $8.68 billion at June 30, 2024, decreased by $223.1 million, or 2.50%, from December 31, 2023. The decrease in total loans included decreases of $119.6 million in commercial real estate loans, $62.3 million in dairy & livestock and agribusiness loans, $14.5 million in construction loans, and $13.7 million in commercial and industrial loans. The decline in dairy & livestock loans primarily relates to the seasonal peak in line utilization at the end of every calendar year, demonstrated by a decline in utilization from 80% at December 31, 2023 to 74% at June 30, 2024. Our yield on loans was 5.26% for the quarter ended June 30, 2024, compared to 5.30% for the quarter ended March 31, 2024 and 5.01% for the second quarter of 2023.

The allowance for credit losses totaled $82.8 million at June 30, 2024, compared to $86.8 million at December 31, 2023. There was no provision for credit losses in the first or second quarters of 2024. The decline in the allowance was due to $4 million of net charge-offs in the first quarter of 2024, primarily due to two borrowers in which specific loan loss reserves were previously established in 2023.

Noninterest-bearing deposits were $7.09 billion at June 30, 2024, a decrease of $116.1 million, or 1.61%, when compared to $7.21 billion at December 31, 2023. At June 30, 2024, noninterest-bearing deposits were 60.13% of total deposits, compared to 63.03% at December 31, 2023.

Interest-bearing deposits were $4.70 billion at June 30, 2024, an increase of $472.8 million, or 11.18%, when compared to $4.23 billion at December 31, 2023. The increase in interest-bearing deposits included $400 million in new brokered time deposits issued during the first six months of 2024. These brokered time deposits mature every 90 days. $300 million of these time deposits were combined with $300 million in cash flow hedges during the first quarter of 2024, resulting in a fixed rate of approximately 4.2%. Customer repurchase agreements totaled $268.8 million at June 30, 2024, compared to $271.6 million at December 31, 2023. Our average cost of total deposits including customer repurchase agreements was 0.87% for the quarter ended June 30, 2024, compared to 0.73% for the quarter ended March 31, 2024 and 0.35% for the second quarter of 2023.

At June 30, 2024, total borrowings of $1.8 billion, consisted of $1.3 billion from the Federal Reserve’s Bank Term Funding Program ("BTFP"), at a cost of 4.76%, maturing in January of 2025 and $500 million of FHLB advances. The FHLB advances include maturities of $300 million, at an average cost of approximately 4.73%, maturing in May of 2026 and $200 million, at a cost of 4.27% maturing in May of 2027.

The Company’s total equity was $2.11 billion at June 30, 2024. This represented an overall increase of $34.5 million from total equity of $2.08 billion at December 31, 2023. Increases to equity included $98.6 million in net earnings, that were partially offset by $55.9 million in cash dividends and a $10.8 million decrease in other comprehensive income from the tax effected impact of the net decline in market value of available-for-sale securities and increase in value of pay fixed swaps. We engaged in no stock repurchases during the first half of 2024. Our tangible book value per share at June 30, 2024 was $9.55.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of June 30, 2024, the Company’s Tier 1 leverage capital ratio was 10.55%, common equity Tier 1 ratio was 15.29%, Tier 1 risk-based capital ratio was 15.29%, and total risk-based capital ratio was 16.10%. Refer to our Analysis of Financial Condition – Capital Resources.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended
	June 30,	March 31,	Variance
	2024	2024	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$110,849	$112,461	$(1,612)	-1.43%
Provision for credit losses	—	—	—	—
Noninterest income	14,424	14,113	311	2.20%
Noninterest expense	(56,497)	(59,771)	3,274	5.48%
Income taxes	(18,741)	(18,204)	(537)	-2.95%
Net earnings	$50,035	$48,599	$1,436	2.95%
Earnings per common share:
Basic	$0.36	$0.35	$0.01
Diluted	$0.36	$0.35	$0.01
Return on average assets	1.24%	1.21%	0.03%
Return on average shareholders' equity	9.57%	9.31%	0.26%
Efficiency ratio	45.10%	47.22%	-2.12%
Noninterest expense to average assets	1.40%	1.48%	-0.08%

	Three Months Ended
	June 30,		Variance
	2024	2023	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$110,849	$119,535	$(8,686)	-7.27%
Provision for credit losses	—	(500)	500	100.00%
Noninterest income	14,424	12,656	1,768	13.97%
Noninterest expense	(56,497)	(54,017)	(2,480)	-4.59%
Income taxes	(18,741)	(21,904)	3,163	14.44%
Net earnings	$50,035	$55,770	$(5,735)	-10.28%
Earnings per common share:
Basic	$0.36	$0.40	$(0.04)
Diluted	$0.36	$0.40	$(0.04)
Return on average assets	1.24%	1.36%	-0.12%
Return on average shareholders' equity	9.57%	11.03%	-1.46%
Efficiency ratio	45.10%	40.86%	4.24%
Noninterest expense to average assets	1.40%	1.32%	0.08%

	Six Months Ended
	June 30,		Variance
	2024	2023	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$223,310	$245,263	$(21,953)	-8.95%
Provision for credit losses	—	(2,000)	2,000	100.00%
Noninterest income	28,537	25,858	2,679	10.36%
Noninterest expense	(116,268)	(108,898)	(7,370)	-6.77%
Income taxes	(36,945)	(45,183)	8,238	18.23%
Net earnings	$98,634	$115,040	$(16,406)	-14.26%
Earnings per common share:
Basic	$0.71	$0.83	$(0.12)
Diluted	$0.71	$0.82	$(0.11)
Return on average assets	1.22%	1.42%	-0.20%
Return on average shareholders' equity	9.44%	11.58%	-2.14%
Efficiency ratio	46.17%	40.17%	6.00%
Noninterest expense to average assets	1.44%	1.34%	0.10%

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2024	2024	2023	2024	2023
	(Dollars in thousands)
Net Income	$50,035	$48,599	$55,770	$98,634	$115,040
Add: Amortization of intangible assets	1,437	1,438	1,719	2,875	3,439
Less: Tax effect of amortization of intangible assets [1]	(425)	(425)	(509)	(850)	(1,017)
Tangible net income	$51,047	$49,612	$56,980	$100,659	$117,462

Average stockholders' equity	$2,102,466	$2,098,868	$2,027,708	$2,100,666	$2,003,112
Less: Average goodwill	(765,822)	(765,822)	(765,822)	(765,822)	(765,822)
Less: Average intangible assets	(13,258)	(14,585)	(19,298)	(13,922)	(20,136)
Average tangible common equity	$1,323,386	$1,318,461	$1,242,588	$1,320,922	$1,217,154

Return on average equity, annualized [2]	9.57%	9.31%	11.03%	9.44%	11.58%
Return on average tangible common equity, annualized [2]	15.51%	15.13%	18.39%	15.32%	19.46%

(1)
Tax effected at respective statutory rates.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the three and six months ended June 30, 2024 and 2023. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

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
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,739,571	$21,057	3.08%	$3,136,769	$19,187	2.45%
Tax-advantaged	24,525	168	3.28%	26,148	169	3.09%
Held-to-maturity securities:
Taxable	2,070,086	11,050	2.14%	2,144,571	11,293	2.11%
Tax-advantaged	372,777	2,395	3.11%	382,118	2,447	3.10%
Investment in FHLB stock	18,012	377	8.42%	32,032	483	6.05%
Interest-earning deposits with other institutions	716,916	9,825	5.51%	353,610	4,670	5.30%
Loans (2)	8,731,587	114,200	5.26%	8,892,414	110,990	5.01%
Total interest-earning assets	14,673,474	159,072	4.37%	14,967,662	149,239	4.01%
Total noninterest-earning assets	1,606,092			1,488,862
Total assets	$16,279,566			$16,456,524

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$3,996,035	$19,888	2.00%	$4,186,438	$10,351	0.99%
Time deposits	732,829	6,091	3.34%	295,328	414	0.56%
Total interest-bearing deposits	4,728,864	25,979	2.21%	4,481,766	10,765	0.96%
FHLB advances, other borrowings, and customer repurchase agreements	2,137,458	22,244	4.19%	2,022,137	18,939	3.76%
Interest-bearing liabilities	6,866,322	48,223	2.82%	6,503,903	29,704	1.83%
Noninterest-bearing deposits	7,153,315			7,823,496
Other liabilities	157,463			101,417
Stockholders' equity	2,102,466			2,027,708
Total liabilities and stockholders' equity	$16,279,566			$16,456,524

Net interest income		$110,849			$119,535

Net interest spread - tax equivalent			1.55%			2.18%
Net interest margin			3.03%			3.20%
Net interest margin - tax equivalent			3.05%			3.22%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the three months ended June 30, 2024 and June 30, 2023. The non TE rates for total investment securities were 2.71% and 2.33% for the three months ended June 30, 2024 and June 30, 2023, respectively.
(2)
Includes loan fees of $721,000 and $890,000 for the three months ended June 30, 2024 and June 30, 2023, respectively. Prepayment penalty fees of $440,000 and $686,000 are included in interest income for the three months ended June 30, 2024 and June 30, 2023, respectively.
(3)
Includes interest-bearing demand and money market accounts.

	Six Months Ended June 30,
	2024			2023
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,807,107	$42,337	3.02%	$3,163,468	$38,615	2.44%
Tax-advantaged	24,990	334	3.20%	25,916	337	3.11%
Held-to-maturity securities:
Taxable	2,075,535	22,034	2.12%	2,154,188	22,800	2.12%
Tax-advantaged	374,702	4,813	3.11%	382,392	4,896	3.10%
Investment in FHLB stock	18,012	796	8.89%	30,459	832	5.51%
Interest-earning deposits with other institutions	580,508	15,898	5.51%	201,617	5,161	5.16%
Loans (2)	8,778,083	230,549	5.28%	8,927,671	219,384	4.95%
Total interest-earning assets	14,658,937	316,761	4.36%	14,885,711	292,025	3.96%
Total noninterest-earning assets	1,583,552			1,499,515
Total assets	$16,242,489			$16,385,226

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,001,580	$38,417	1.93%	$4,260,782	$15,598	0.74%
Time deposits	589,920	8,928	3.04%	290,340	532	0.37%
Total interest-bearing deposits	4,591,500	47,345	2.07%	4,551,122	16,130	0.71%
FHLB advances, other borrowings, and customer repurchase agreements	2,219,354	46,106	4.18%	1,773,677	30,632	3.48%
Interest-bearing liabilities	6,810,854	93,451	2.76%	6,324,799	46,762	1.49%
Noninterest-bearing deposits	7,168,016			7,957,357
Other liabilities	162,953			99,959
Stockholders' equity	2,100,666			2,003,112
Total liabilities and stockholders' equity	$16,242,489			$16,385,227

Net interest income		$223,310			$245,263

Net interest spread - tax equivalent			1.60%			2.47%
Net interest margin			3.06%			3.31%
Net interest margin - tax equivalent			3.07%			3.33%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the six months ended June 30, 2024 and June 30, 2023. The non TE rates for total investment securities were 2.63% and 2.33% for the six months ended June 30, 2024 and June 30, 2023, respectively.
(2)
Includes loan fees of $1.4 million and $1.7 million for the six months ended June 30, 2024 and June 30, 2023, respectively. Prepayment penalty fees of $1.1 million and $1.3 million are included in interest income for the six months ended June 30, 2024 and June 30, 2023, respectively.
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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended June 30,
	2024 Compared to 2023
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(2,423)	$4,932	$(639)	$1,870
Tax-advantaged investment securities	(10)	10	(1)	(1)
Held-to-maturity securities:
Taxable investment securities	(390)	154	(7)	(243)
Tax-advantaged investment securities	(59)	8	(1)	(52)
Investment in FHLB stock	(211)	189	(84)	(106)
Interest-earning deposits with other institutions	4,785	189	181	5,155
Loans	(2,002)	5,608	(396)	3,210
Total interest income	(310)	11,090	(947)	9,833

Interest expense:
Savings deposits	(469)	10,513	(507)	9,537
Time deposits	612	2,042	3,023	5,677
FHLB advances, other borrowings, and customer repurchase agreements	1,077	2,157	71	3,305
Total interest expense	1,220	14,712	2,587	18,519
Net interest income	$(1,530)	$(3,622)	$(3,534)	$(8,686)

	Comparison of Six Months Ended June 30,
	2024 Compared to 2023
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(8,713)	$18,310	$(5,875)	$3,722
Tax-advantaged investment securities	(24)	19	2	(3)
Held-to-maturity securities:
Taxable investment securities	(1,665)	137	762	(766)
Tax-advantaged investment securities	(197)	31	83	(83)
Investment in FHLB stock	(686)	1,029	(379)	(36)
Interest-earning deposits with other institutions	19,558	696	(9,517)	10,737
Loans	(7,411)	29,147	(10,571)	11,165
Total interest income	862	49,369	(25,495)	24,736

Interest expense:
Savings deposits	(1,914)	50,806	(26,073)	22,819
Time deposits	1,107	7,764	(475)	8,396
FHLB advances, other borrowings, and customer repurchase agreements	15,522	12,328	(12,376)	15,474
Total interest expense	14,715	70,898	(38,924)	46,689
Net interest income	$(13,853)	$(21,529)	$13,429	$(21,953)

Second Quarter of 2024 Compared to the Second Quarter of 2023

Net interest income, before provision for credit losses, of $110.8 million for the second quarter of 2024 decreased by $8.7 million, or 7.27%, from the second quarter of 2023. The decline in net interest income compared to the second quarter of 2023 was due to a 17 basis point decrease in net interest margin and a $294.2 million decrease in average earning assets. The decline in net interest margin was the result of a 55 basis point increase in funding costs, which was partially offset by a 36 basis point increase in the average earning asset yield.

Total interest income of $159.1 million grew by $9.8 million, or 6.59%, when compared to the second quarter of 2023. This increase was primarily due to a 36 basis point expansion of the yield on earning assets, which offset a $294.2 million decline in average interest-earning assets. Average loan balances declined by $160.8 million. Loan yields grew from 5.01% for the second quarter of 2023 to 5.26% for the second quarter of 2024. Likewise, the yield on investment securities increased by 34 basis points from the prior year, including the $3.7 million increase in interest income associated with fair value hedges executed in June of 2023. Compared to the second quarter of 2023, the average balance of investment securities decreased by $482.6 million, while the average amount of funds held at the Federal Reserve increased by $356.9 million.

Total interest income and fees on loans for the second quarter of 2024 was $114.2 million, an increase of $3.2 million, or 2.89%, from the second quarter of 2023. This increase in income was primarily due to higher loan yields, which grew from 5.01% in the second quarter of 2023 to 5.26% in the second quarter of 2024. Loan yields grew year-over-year, as rising interest rates contributed to an increase in yields on loans indexed to the Prime rate or other short-term indexes, as well as higher rates from newly originated loans.

Interest income from investment securities was $34.7 million, an increase of $1.6 million, or 4.76%, from the second quarter of 2023. The increase was driven by a 34 basis point increase in the yield on securities, compared to 2023. The increase in yield includes the positive carry on the fair value hedges executed in late June of 2023, which resulted in $4.1 million of interest income in the second quarter of 2024, compared to $446,000 in the second quarter of 2023. Excluding the impact of these swaps, interest income on investment securities would have declined by $2.1 million, as average investment securities declined by $482.6 million when compared with the second quarter of 2023.

Interest expense of $48.2 million for the second quarter of 2024, increased $18.5 million, compared to the second quarter of 2023. Total cost of funds of 1.38% for the second quarter of 2024 increased from 0.83% for the year ago quarter.

This 55 basis point increase in cost of funds was primarily the result of a 125 basis point increase in the cost of total interest-bearing deposits, including the impact from a $400 million increase in average brokered time deposits. Total time deposits grew by $437.5 million over the prior year quarter, while interest expense on time deposits grew by $5.7 million. Interest expense for non-maturity interest-bearing deposits, increased by $9.5 million over the second quarter of 2023, as a $190.4 million decline in the average balance of these deposits was offset by an increase in the cost of these interest-bearing deposits from 0.99% in the prior year quarter to 2.00% for the second quarter of 2024. Average noninterest-bearing deposits were 60.20% of total deposits for the second quarter of 2024, compared to 63.58% for the second quarter of 2023. Interest expense on borrowings increased by $3.2 million, compared to the second quarter of 2023, due to an increase in average borrowings of $323.4 million, which had an average borrowing cost of 4.76% in the second quarter of 2024, compared to 4.90% in the prior year quarter.

Six Months of 2024 Compared to Six Months of 2023

Net interest income, before provision for credit losses, was $223.3 million for the six months ended June 30, 2024, a decrease of $22.0 million, or 8.95%, compared to $245.3 million for the same period of 2023. Interest-earning assets decreased on average by $226.8 million, or 1.52%, from $14.89 billion for the six months ended June 30, 2023 to $14.66 billion for the same period in the current year. Our net interest margin (TE) was 3.07% for the first six months of 2024, compared to 3.33% for the same period of 2023.

Total interest income $316.8 million for the six months ended June 30, 2024, was $24.7 million, or 8.47%, higher than the same period of 2023. This increase was primarily due to a 40 basis point expansion of the yield on earning assets, which offset a $226.8 million decline in average earning assets. The $226.8 million year-over-year decrease in average earning assets resulted from a decline of $443.6 million in average investment securities and a $149.6 million decrease in our average loan balances, offset by a $375.8 million increase the average amount of funds held at the Federal Reserve. The 40 basis point increase in the average earning asset yield compared to the first six months of 2023 resulted from both a 33 basis point increase in loan yields, from 4.95% for the first six months of 2023 to 5.28% for the same period of 2024 and a 30 basis point increase in the non tax-equivalent yield on investment securities. Including the impact of fair value hedges, the yield on investment securities increased from 2.33% for the first six months of 2023 to 2.63% for the six months ended June 30, 2024. Interest income from funds deposited at the Federal Reserve increased by $10.7 million, primary due to a $376 million increase in average balances at the Federal Reserve.

Total interest income and fees on loans for the six months ended June 30, 2024, was $230.5 million, an increase of $11.2 million, or 5.09%, when compared to the same period of 2023. This increase in income was due to higher loan yields, which grew year-over-year, as rising interest rates contributed to an increase in yields from 4.95% for the first six months of 2023 to 5.28% for the same period of 2024.

Interest income from investment securities of $69.5 million for the six months ended June 30, 2024, increased $2.9 million from $66.6 million for the first six months of 2023. This increase was driven by a 30 basis point increase in the yield on securities, compared to the first six months of 2023. The increase in yield includes the positive carry on the fair value hedges executed in late June of 2023, which resulted in $7.8 million of interest income for the six months ended June 30, 2024, compared to $446,000 in the second quarter of 2023. Excluding the impact of these swaps, interest income on investment securities would have declined by $4.5 million, as average investment securities decreased by $443.6 million when compared with the second quarter of 2023.

Interest expense of $93.5 million for the six months ended June 30, 2024, increased by $46.7 million from the same period of 2023. Total cost of funds for the first six months of 2024 was 1.34%, compared with 0.66% for the same period of 2023. Noninterest-bearing deposits for the six months ending June 30, 2024, declined on average by $789.3 million, compared to the first six months of 2023, but continued to represent more than 60% of total average deposits for the six month period. Average noninterest-bearing deposits represented 60.96% of our total deposits for the six months ended June 30, 2024, compared to 63.62% for the same period of 2023. The average rate paid on interest-bearing liabilities increased by 127 basis points, to 2.76% for the first six months of 2024, from 1.49% for the same period of 2023. Likewise, the rate on interest-bearing deposits for the first six months of 2024 increased by 136 basis points from the same period in 2023. Time deposits increased on average between the two periods by $299.6 million, with the cost of time deposits increasing from 0.37% in the prior year period to 3.04% for the first six months of 2024. The increase in both the cost and average balance of time deposits was driven by the addition in 2024 of $400 million in brokered time deposits. Non-maturity interest-bearing deposits declined on average from the prior year period by $259.2 million, while the cost of these deposits increased by 1.19%. Average borrowings for the first six months of 2024 were $1.92 billion at a cost of 4.76%, compared with 4.87% on $1.25 billion of borrowings for the same period of 2023.

Provision for (Recapture of) Credit Losses

The provision for (recapture of) credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan portfolio as of the balance sheet date.

There was no provision for credit losses in the second quarter of 2024, compared to $500,000 in provision in the second quarter of 2023. Net charge-offs for the second quarter of 2024 were $31,000, compared to $73,000 in the second quarter of 2023. Projected loss rates were 0.95% at June 30, 2024, compared to 0.98% at June 30, 2023.

There was no provision for credit losses for the six months ended June 30, 2024, compared to $2.0 million in provision for credit losses for the same period of 2023. We experienced credit charge-offs of $4.3 million and total recoveries of $262,000, resulting in net charge-offs of $4.1 million for 2024 year-to-date. For the six months ended June 30, 2023, we experienced credit charge-offs of $198,000 and total recoveries of $48,000, resulting in net charge-offs of $150,000. Refer to the discussion of “Allowance for Credit Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

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

The following table sets forth the various components of noninterest income for the periods presented.

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2024	2023	$	%	2024	2023	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$5,117	$4,838	$279	5.77%	$10,153	$10,182	$(29)	-0.28%
Trust and investment services	3,428	3,315	113	3.41%	6,652	6,229	423	6.79%
Bankcard services	370	490	(120)	-24.49%	755	867	(112)	-12.92%
BOLI income	2,942	2,097	845	40.30%	6,535	3,286	3,249	98.87%
Swap fee income	—	82	(82)	-100.00%	—	632	(632)	-100.00%
Other	2,567	1,834	733	39.97%	4,442	4,662	(220)	-4.72%
Total noninterest income	$14,424	$12,656	$1,768	13.97%	$28,537	$25,858	$2,679	10.36%

Second Quarter of 2024 Compared to the Second Quarter of 2023

The $1.8 million increase in noninterest income included an $845,000 increase in BOLI, primarily due to the restructuring and enhancements in our BOLI policies completed in the fourth quarter of 2023, which increased income by $1.6 million, offsetting the $800,000 decline from death benefits received during the first six months of 2023. Other income in the second quarter of 2024 included approximately $500,000 related to previously acquired and charged-off loans and a building sale originally consummated in 2013. CRA investment income also increased $230,000 due to changes in the net asset value of certain equity investments.

Trust and Investment Services represents our CitizensTrust group. The CitizensTrust group is made up of wealth management and investment services. They provide a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At June 30, 2024, CitizensTrust had approximately $4.3 billion in assets under management and administration, including

$3.0 billion in assets under management. CitizensTrust generated fees of $3.4 million for the second quarter of 2024, compared to $3.3 million for the same period of 2023.

The increase in BOLI income was primarily due to the restructuring and enhancements in our BOLI policies in the fourth quarter of 2023. There were no death benefits in the second quarter of 2024, compared with $806,000 in death benefits that exceeded the asset value of certain BOLI policies in the second quarter of 2023. As a result of the restructuring and enhancements in BOLI policies during the fourth quarter of 2023, the income derived from increases in the cash-surrender value of the policies was $1.6 million higher in the second quarter of 2024, when compared to the second quarter of 2023.

Six Months of 2024 Compared to Six Months of 2023

The $3.3 million year-over-year increase in BOLI income was primarily due to the restructuring and enhancements in our BOLI policies in the fourth quarter of 2023. Trust and investment fees grew by $423,000 or 6.79% due to increased assets under management. The swap related fees reflected in 2023 resulted from the conversion to SOFR of all of our previously originated interest rate swaps indexed to LIBOR, resulting in a $600,000 period-over-period decline in these fees.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2024	2023	$	%	2024	2023	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$35,426	$33,548	$1,878	5.60%	$71,827	$68,795	$3,032	4.41%
Occupancy	4,665	4,591	74	1.61%	9,235	9,185	50	0.54%
Equipment	1,107	926	181	19.55%	2,102	1,782	320	17.96%
Professional services	2,726	2,562	164	6.40%	4,981	4,258	723	16.98%
Computer software expense	3,949	3,316	633	19.09%	7,474	6,724	750	11.15%
Marketing and promotion	1,956	1,321	635	48.07%	3,586	3,036	550	18.12%
Amortization of intangible assets	1,437	1,719	(282)	-16.40%	2,875	3,439	(564)	-16.40%
Telecommunications expense	489	519	(30)	-5.78%	982	1,022	(40)	-3.91%
Regulatory assessments	1,414	2,164	(750)	-34.66%	5,859	4,236	1,623	38.31%
Insurance	509	506	3	0.59%	1,016	1,011	5	0.49%
Loan expense	179	182	(3)	-1.65%	465	481	(16)	-3.33%
OREO expense	64	—	64	—	94	—	94	—
(Recapture of) provision for unfunded loan commitments	(500)	400	(900)	-225.00%	(500)	900	(1,400)	-155.56%
Directors' expenses	327	220	107	48.64%	655	509	146	28.68%
Stationery and supplies	240	207	33	15.94%	469	493	(24)	-4.87%
Other	2,509	1,836	673	36.66%	5,148	3,027	2,121	70.07%
Total noninterest expense	$56,497	$54,017	$2,480	4.59%	$116,268	$108,898	$7,370	6.77%

Noninterest expense to average assets	1.40%	1.32%			1.44%	1.34%
Efficiency ratio (1)	45.10%	40.86%			46.17%	40.17%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.40% for the second quarter of 2024, compared to 1.32% for the second quarter of 2023.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 45.10% for the second quarter of 2024, compared to 40.86% for the second quarter of 2023.

Second Quarter of 2024 Compared to the Second Quarter of 2023

Noninterest expense of $56.5 million for the second quarter of 2024, was $2.5 million, or 4.59% higher than the second quarter of 2023. The $2.5 million increase in noninterest expense year-over-year included increased staff related expenses of $1.9 million, or 5.60%, including a 4.4% increase in salary expense. Marketing and promotion expense increased by $635,000 primarily due to $673,000 in higher donations in the second quarter of 2024 and software expense increased $633,000, or 19.09% year-over-year, as the Company invests in further process automation and technology that improves customer experiences. The second quarter of 2024 included $500,000 in recapture of provision for unfunded loan commitments, compared to $400,000 in provision for the second quarter of 2023.

Six Months of 2024 Compared to Six Months of 2023

Noninterest expense of $116.3 million for the first six months of 2024 was $7.4 million higher than the prior year period. Year-over-year increases included a $3.0 million increase in salaries and employee benefits primarily due to inflationary pressures on salary and benefits. The $1.6 million net increase in the FDIC accrual year-over-year was the result of the FDIC increasing its initial estimate of losses from last year’s bank failures. Marketing and promotion expense increased by $550,000 primarily due to $478,000 in higher donations in the first half of 2024. Year-over-year expense increases included $750,000 in higher data processing costs from new technology investments, a $400,000 increase in deferred compensation expense, and a $790,000 increase in legal expense. The first six month of 2024 included $500,000 in recapture of provision for unfunded loan commitments, compared to $900,000 in provision for the same period of 2023. As a percentage of average assets, noninterest expense was 1.44% for the six months ended June 30, 2024, compared to 1.34% for the same period of 2023. For the six months ended June 30, 2024, the efficiency ratio was 46.17%, compared to 40.17% for the same period of 2023.

Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2024 was 27.25%, compared to 28.20% for the three and six months ended June 30, 2023, respectively. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income from municipal securities and BOLI, as well as available tax credits.

The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $16.15 billion at June 30, 2024 increased by $130.5 million, or 0.81%, from total assets of $16.02 billion at December 31, 2023. Interest-earning assets of $14.55 billion at June 30, 2024 increased by $90.9 million, or 0.63%, when compared with $14.46 billion at December 31, 2023. The increase in interest-earning assets was primarily due to a $559.9 million increase in interest-earning balances due from the Federal Reserve, offset by a $245.1 million decrease in investment securities, and a $223.1 million decrease in total loans.

Total liabilities were $14.04 billion at June 30, 2024, an increase of $96.0 million, or 0.69%, from total liabilities of $13.94 billion at December 31, 2023. The increase of $356.7 million in total deposits at June 30, 2024 included the addition of $400 million in brokered time deposits. These brokered time deposits mature every 90 days, including $300 million of these deposits that were issued in connection with cash flow hedges during the first quarter of 2024. The result of these hedged time deposits is a weighted average fixed rate of approximately 4.2%. Borrowings decreased by $270.0 million from December 31, 2023. At June 30, 2024, total borrowings of $1.8 billion consisted of $1.3 billion from the Federal Reserve’s Bank Term Funding Program, at a cost of 4.76%, maturing in January of 2025, and $500 million of FHLB advances. The FHLB advances include maturities of $300 million, at an average cost of approximately 4.73%, maturing in May of 2026, and $200 million, at a cost of 4.27% maturing in May of 2027.

Total equity increased $34.5 million to $2.11 billion at June 30, 2024, compared to total equity of $2.08 billion at December 31, 2023. Increases to equity included $98.6 million in net earnings, that were partially offset by $55.9 million in cash dividends and a $10.8 million decrease in other comprehensive income. We engaged in no stock repurchases during the first half of 2024.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. We continued to shrink our investment portfolio. At June 30, 2024, total investment securities were $5.18 billion. This represented a decrease of $245.1 million, or 4.52%, from $5.42 billion at December 31, 2023. The overall decrease in investment securities was primarily due to a $210.3 million decline in our AFS securities. At June 30, 2024, our AFS investment securities totaled $2.75 billion, inclusive of a pre-tax net unrealized loss of $487.9 million. The $38.1 million decrease in fair value of our AFS securities was partially offset by a $20.7 million increase in the fair value of our derivatives that hedge the change in value of our AFS portfolio. The after-tax unrealized loss reported in AOCI on our AFS investment securities at June 30, 2024 was $335.4 million. The changes in the net unrealized holding loss resulted primarily from fluctuations in market interest rates. At June 30, 2024, investment securities HTM totaled $2.43 billion. For the six months ended June 30, 2024 and 2023, repayments/maturities of investment securities totaled $258.4 million and $231.9 million, respectively. The Company purchased $33 million of short-term treasury notes in the second quarter of 2024 for pledging purposes. We also originated $11.5 million of Commercial Property Assessed Clean Energy ("C-PACE") bonds in the first half of 2024, which are included in our HTM securities portfolio. There were no purchases of investment securities during the six months ended June 30, 2023 as cashflows generated from the portfolio were not reinvested during the year. There were no investment securities sold during the second quarter of 2024 and 2023.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	June 30, 2024
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$33,496	$—	$(19)	$33,477	1.22%
Mortgage-backed securities	2,682,003	7	(365,935)	2,316,075	84.35%
CMO/REMIC	490,390	—	(119,899)	370,491	13.49%
Municipal bonds	26,484	27	(2,085)	24,426	0.89%
Other securities	1,327	—	—	1,327	0.05%
Unallocated portfolio layer fair value basis adjustments (1)	13,728	—	(13,728)	—	0.00%
Total available-for-sale securities	$3,247,428	$34	$(501,666)	$2,745,796	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$522,678	$—	$(105,876)	$416,802	21.51%
Mortgage-backed securities	639,889	—	(111,532)	528,356	26.34%
CMO/REMIC	793,753	—	(167,006)	626,747	32.67%
Municipal bonds	462,111	1,477	(40,858)	422,730	19.02%
Other securities (2)	11,455	—	—	11,455	0.46%
Total held-to-maturity securities	$2,429,886	$1,477	$(425,272)	$2,006,090	100.00%

	December 31, 2023
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$32,229	$24	$—	$32,253	1.09%
Mortgage-backed securities	2,843,744	42	(336,107)	2,507,679	84.83%
CMO/REMIC	502,234	—	(112,872)	389,362	13.17%
Municipal bonds	26,477	46	(888)	25,635	0.87%
Other securities	1,196	—	—	1,196	0.04%
Unallocated portfolio layer fair value basis adjustments (1)	(6,938)	6,938	—	—	0.00%
Total available-for-sale securities	$3,398,942	$7,050	$(449,867)	$2,956,125	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$530,656	$—	$(97,972)	$432,684	21.53%
Mortgage-backed securities	663,090	—	(97,436)	565,654	26.90%
CMO/REMIC	802,892	—	(156,155)	646,737	32.58%
Municipal bonds	467,972	3,438	(33,604)	437,806	18.99%
Total held-to-maturity securities	$2,464,610	$3,438	$(385,167)	$2,082,881	100.00%

As of June 30, 2024, approximately $29.0 million in U.S. government agency bonds are callable. The Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds, which represented approximately 9% of the total investment portfolio, are predominately AA or higher rated securities.

The following table presents the Company’s AFS investment securities and HTM investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$28,599	$(19)	$—	$—	$28,599	$(19)
Mortgage-backed securities	248	(1)	2,314,832	(365,934)	2,315,080	(365,935)
CMO/REMIC	1	(0)	370,490	(119,899)	370,491	(119,899)
Municipal bonds	3,188	(183)	20,362	(1,902)	23,550	(2,085)
Total available-for-sale securities	$32,036	$(203)	$2,705,684	$(487,735)	$2,737,720	$(487,938)
Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$416,802	$(105,876)	$416,802	$(105,876)
Mortgage-backed securities	—	—	528,357	(111,532)	528,357	(111,532)
CMO/REMIC	—	—	626,747	(167,006)	626,747	(167,006)
Municipal bonds	45,913	(737)	300,985	(40,121)	346,898	(40,858)
Total held-to-maturity securities	$45,913	$(737)	$1,872,891	$(424,535)	$1,918,804	$(425,272)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	48	—	2,506,162	(336,107)	2,506,210	(336,107)
CMO/REMIC	—	—	389,359	(112,872)	389,359	(112,872)
Municipal bonds	3,286	(17)	18,105	(871)	21,391	(888)
Total available-for-sale securities	$3,334	$(17)	$2,913,626	$(449,850)	$2,916,960	$(449,867)

Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$432,684	$(97,972)	$432,684	$(97,972)
Mortgage-backed securities	—	—	565,655	(97,436)	565,655	(97,436)
CMO/REMIC	—	—	646,737	(156,155)	646,737	(156,155)
Municipal bonds	20,609	(200)	293,467	(33,404)	314,076	(33,604)
Total held-to-maturity securities	$20,609	$(200)	$1,938,543	$(384,967)	$1,959,152	$(385,167)

Once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Management determined that credit losses did not exist for securities in an unrealized loss position as of June 30, 2024 and December 31, 2023.

Refer to Note 4 – Investment Securities of the notes to the unaudited condensed consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans

Total loans and leases, at amortized cost, of $8.68 billion at June 30, 2024 decreased by $223.1 million, or 2.50%, from December 31, 2023. The decrease in total loans included decreases of $119.6 million in commercial real estate loans, $62.3 million in dairy & livestock and agribusiness loans, $14.5 million in construction loans, and $13.7 million in commercial and industrial loans. The decline in dairy & livestock loans primarily relates to the seasonal peak in line utilization at the end of every calendar year, demonstrated by a decline in utilization from 80% at the end of 2023 to 74% at June 30, 2024.

The following table presents our loan portfolio by type as of the dates presented.

Distribution of Loan Portfolio by Type

	June 30, 2024	December 31, 2023
	(Dollars in thousands)

Commercial real estate	$6,664,925	$6,784,505
Construction	52,227	66,734
SBA	267,938	270,619
SBA - Paycheck Protection Program (PPP)	1,757	2,736
Commercial and industrial	956,184	969,895
Dairy & livestock and agribusiness	350,562	412,891
Municipal lease finance receivables	70,889	73,590
SFR mortgage	267,593	269,868
Consumer and other loans	49,771	54,072
Total loans, at amortized cost	8,681,846	8,904,910
Less: Allowance for credit losses	(82,786)	(86,842)
Total loans and lease finance receivables, net	$8,599,060	$8,818,068

As of June 30, 2024, $480.1 million, or 7.20% of the total commercial real estate loans included loans secured by farmland, compared to $497.7 million, or 7.34%, at December 31, 2023. The loans secured by farmland included $120.0 million for loans secured by dairy & livestock land and $360.1 million for loans secured by agricultural land at June 30, 2024, compared to $122.4 million for loans secured by dairy & livestock land and $375.3 million for loans secured by agricultural land at December 31, 2023. As of June 30, 2024, dairy & livestock and agribusiness loans of $350.6 million were comprised of $304.1 million of dairy & livestock loans and $46.5 million of agribusiness loans, compared to $412.9 million comprised of $374.9 million of dairy & livestock loans and $38.0 million of agribusiness loans December 31, 2023.

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

As of June 30, 2024, the Company had $200.1 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of June 30, 2024, the Company had $67.8 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As of June 30, 2024, the Company had $52.2 million in construction loans. This represents 0.60% of total loans held-for-investment. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects throughout California. There were no nonperforming construction loans at June 30, 2024.

Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, by region as of June 30, 2024.

	June 30, 2024
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,176,515	36.6%	$2,314,447	34.7%
Central Valley and Sacramento	2,067,741	23.8%	1,635,072	24.5%
Orange County	1,140,295	13.1%	679,431	10.2%
Inland Empire	979,071	11.3%	876,980	13.2%
Central Coast	464,380	5.4%	386,984	5.8%
San Diego	332,817	3.8%	336,881	5.1%
Other California	151,447	1.7%	102,492	1.5%
Out of State	369,580	4.3%	332,638	5.0%
	$8,681,846	100.0%	$6,664,925	100.0%

The table below breaks down our commercial real estate portfolio.

	June 30, 2024
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
Commercial real estate:
Industrial	$2,244,486	33.7%	49.0%	$1,617
Office	1,077,398	16.2%	25.6%	1,694
Retail	916,737	13.8%	11.2%	1,698
Multi-family	841,260	12.6%	0.2%	1,596
Secured by farmland (2)	480,079	7.2%	98.9%	1,486
Medical	302,409	4.5%	32.9%	1,475
Other (3)	802,556	12.0%	42.5%	1,658
Total commercial real estate	$6,664,925	100.0%	35.9%	$1,624

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $120.0 million for loans secured by dairy & livestock land and $360.1 million for loans secured by agricultural land at June 30, 2024.
(3)
Other loans consist of a variety of loan types, none of which exceeded 2.0% of total commercial real estate loans at June 30, 2024.

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Nonaccrual loans	$24,957	$21,302
Loans past due 90 days or more and still accruing interest	—	—
Nonperforming modified loans to borrowers experiencing financial difficulty	—	—
Total nonperforming loans	24,957	21,302
OREO, net	647	—
Total nonperforming assets	$25,604	$21,302
Modified loans to borrowers experiencing financial difficulty	$26,363	$9,460

Total nonperforming loans and performing modified loans to borrowers experiencing financial difficulty	$51,320	$30,762

Percentage of nonperforming loans and performing modified loans to borrowers experiencing financial difficulty to total loans, at amortized cost	0.59%	0.35%

Percentage of nonperforming assets to total loans, at amortized cost, and OREO	0.29%	0.24%
Percentage of nonperforming assets to total assets	0.16%	0.13%

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

There were eight loans to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2024 with an amortized cost totaling $16.9 million at June 30, 2024, including one commercial real estate loan of $8.8 million, two dairy & livestock and agribusiness loans of $6.0 million, and five commercial and industrial loans totaling $2.1 million.

The table below reflects the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified as of June 30, 2024 and June 30, 2023.

	Term Extension		Combination-Term Extension and Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of Financing Receivables	Amortized Cost Basis	% of Total Class of Financing Receivables	Total
June 30, 2024
Commercial real estate loans	$11,209	0.13%	$687	0.01%	$11,896
Commercial and industrial	3,442	0.04%	205	0.00%	3,647
Dairy & livestock and agribusiness	10,820	0.12%	—	—	10,820
Total	$25,471		$892		$26,363

June 30, 2023
Commercial real estate loans	$1,579	0.02%	$—	—	$1,579
Commercial and industrial	1,000	0.01%	—	—	1,000
Dairy & livestock and agribusiness	728	0.01%	—	—	728
Total	$3,307		$—		$3,307

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2024 and June 30, 2023.

Loan Type	Financial Effect

	Term Extension	Combination-Term Extension and Interest Rate Reduction
June 30, 2024
Commercial real estate loans	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10% to 7.25%.
Commercial and industrial	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Added a weighted-average 2.0 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 8.75% to 7.75%.
Dairy & livestock and agribusiness	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—

June 30, 2023
Commercial real estate loans	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—
Commercial and industrial	Added a weighted-average 0.8 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—
Dairy & livestock and agribusiness	Added a weighted-average 1.4 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—

As of June 30, 2024 and June 30, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the second quarter of 2024 and 2023 that subsequently defaulted. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty as of June 30, 2024.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$11,896	$—	$—
Commercial and industrial	3,647	—	—
Dairy & livestock and agribusiness	10,820	—	—
Total	$26,363	$—	$—

At June 30, 2024 and December 31, 2023, there was no ACL allocated to modified loans to borrowers experiencing financial difficulty. Impairment amounts identified are typically charged off against the allowance at the time the loan is considered uncollectible. There were no charge-offs on loans to borrowers experiencing financial difficulty for the six months ended June 30, 2024 and 2023.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	June 30,	March 31,	December 31,	September 30,		June 30,
	2024	2024	2023	2023		2023
	(Dollars in thousands)
Nonperforming loans:
Commercial real estate	$21,908	$10,661	$15,440	$3,655		$3,159
Construction	—	—	—	—		—
SBA	337	54	969	1,050		629
Commercial and industrial	2,712	2,727	4,509	4,672		2,039
Dairy & livestock and agribusiness	—	60	60	243		273
SFR mortgage	—	308	324	339		354
Consumer and other loans	—	—	—	4		—
Total	$24,957	$13,810	$21,302	$9,963	(1)	$6,454
% of Total loans	0.29%	0.16%	0.24%	0.11%		0.07%

Past due 30-89 days:
Commercial real estate	$43	$19,781	$300	$136		$532
Construction	—	—	—	—		—
SBA	—	408	108	—		—
Commercial and industrial	103	6	12	—		—
Dairy & livestock and agribusiness	—	—	—	—		555
SFR mortgage	—	—	201	—		—
Consumer and other loans	—	—	18	—		—
Total	$146	$20,195	$639	$136		$1,087
% of Total loans	0.00%	0.23%	0.01%	0.00%		0.01%

OREO:
Commercial real estate	$—	$—	$—	$—		$—
SBA	—	—	—	—		—
Commercial and industrial	647	647	—	—		—
SFR mortgage	—	—	—	—		—
Total	$647	$647	$—	$—		$—
Total nonperforming, past due, and OREO	$25,750	$34,652	$21,941	$10,099		$7,541
% of Total loans	0.30%	0.40%	0.25%	0.11%		0.08%

Classified Loans	$124,728	$103,080	$102,197	$92,246		$77,834
(1)
Includes $2.6 million of nonaccrual loans past due 30-89 days at September 30, 2023.

Nonperforming loans, defined as nonaccrual loans, nonperforming modified/TDR loans and loans past due 90 days or more and still accruing interest, were $25.0 million at June 30, 2024, or 0.29% of total loans. This compares to nonperforming loans of $21.3 million, or 0.24% of total loans, at December 31, 2023 and $6.5 million, or 0.07% of total loans, at June 30, 2023. The $11.1 million increase in nonperforming loans from March 31, 2024 was primarily due to the addition of three nonperforming commercial real estate loans totaling $10.9 million.

Classified loans are loans that are graded “substandard” or worse. Classified loans increased $21.6 million quarter-over-quarter, primarily due to the addition of five classified dairy & livestock and agribusiness loans totaling $12.5 million and one classified commercial real estate loan of $7.6 million.

At June 30, 2024, we had one OREO property totaling $647,000. At December 31, 2023 and June 30, 2023, we had no OREO properties.

Allowance for Credit Losses

The allowance for credit losses totaled $82.8 million as of June 30, 2024, compared to $86.8 million as of December 31, 2023 and $87.0 million as of June 30, 2023. Our allowance for credit losses at June 30, 2024 was 0.95% of total loans. This compares to 0.98% at December 31, 2023 and June 30, 2023. The decrease in our allowance for credit losses from December 31, 2023 was due to net charge-offs of $4.0 million reflected in the first quarter of 2024, primarily due to two borrowers in which we previously established specific loan loss reserves in 2023. Our ACL at December 31, 2023 included $5.9 million of reserves for specifically identified nonperforming loans. Our reserves for specific loans have been zero since the end of the first quarter of 2024. There was no provision for credit losses recorded for the six months ended June 30, 2024, compared to $2.0 million in provision for the same period of 2023. Net charge-offs were $4.1 million for the six months ended June 30, 2024, compared to $150,000 for the same period of 2023.

The allowance for credit losses as of June 30, 2024 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. The allowance for credit loss is sensitive to both changes in these portfolio characteristics and the forecast of macroeconomic variables. Risk attributes for commercial real estate loans include Original Loan to Value ratios ("OLTV"), origination year, loan seasoning, and macroeconomic variables that include Real GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans. The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of Small Business Administration (SBA) loans (excluding Paycheck Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with downside risks weighted among multiple forecasts. As of June 30, 2024, the resulting weighted forecast resulted in Real GDP declining slightly in the second half of 2024 and continuing to be negative in the first quarter of 2025. GDP growth is forecasted to be less than 1% for all of 2025, before rebounding to 1.9% in 2026, and then returning to higher growth of 2.78% in 2027. The unemployment rate is forecasted to increase, with unemployment averaging 6% for all of 2025. The unemployment rate is forecasted to stay elevated until late 2027.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	As of and For the
	Six Months Ended
	June 30,
	2024	2023
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$86,842	$85,117
Charge-offs:
Commercial real estate	(2,258)	—
Construction	—	—
SBA	(139)	(181)
Commercial and industrial	(1,917)	(16)
Dairy & livestock and agribusiness	—	—
SFR mortgage	—	—
Consumer and other loans	(4)	(1)
Total charge-offs	(4,318)	(198)
Recoveries:
Commercial real estate	—	—
Construction	5	6
SBA	81	21
Commercial and industrial	176	14
Dairy & livestock and agribusiness	—	7
SFR mortgage	—	—
Consumer and other loans	—	—
Total recoveries	262	48
Net (charge-offs) recoveries	(4,056)	(150)
Provision for credit losses	—	2,000
Allowance for credit losses at end of period	$82,786	$86,967

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	7,500	$8,000
(Recapture of) provision for unfunded loan commitments	(500)	900
Reserve for unfunded loan commitments at end of period	$7,000	$8,900

Reserve for unfunded loan commitments to total unfunded loan commitments	0.37%	0.48%

Amount of total loans at end of period (1)	$8,681,846	$8,907,397
Average total loans outstanding (1)	$8,731,587	$8,927,672

Net (charge-offs) to average total loans	-0.05%	0.00%
Net (charge-offs) to total loans at end of period	-0.05%	0.00%
Allowance for credit losses to average total loans	0.95%	0.97%
Allowance for credit losses to total loans at end of period	0.95%	0.98%
Net (charge-offs) to allowance for credit losses	-4.90%	-0.17%
Net (charge-offs) to provision for credit losses	0.00%	-7.50%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The Bank’s ACL methodology also produced an allowance of $7.0 million for our off-balance sheet credit exposures as of June 30, 2024, compared with $7.5 million and $8.9 million as of December 31, 2023 and June 30, 2023. The year-over-year decrease included $500,000 in recapture of provision for unfunded loan commitments in the first six months of 2024, compared to a $900,000 provision for the same period of 2023.

While we believe that the allowance at June 30, 2024 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that future economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

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

Total deposits were $11.79 billion at June 30, 2024. This represented an increase of $356.7 million, or 3.12%, when compared with total deposits of $11.43 billion at December 31, 2023. The composition of deposits is summarized as of the dates presented in the table below.

	June 30, 2024		December 31, 2023
	Balance	Percent	Balance	Percent
	(Dollars in thousands)

Noninterest-bearing deposits	$7,090,095	60.13%	$7,206,175	63.03%
Interest-bearing deposits
Investment checking	515,930	4.38%	552,408	4.83%
Money market	2,978,812	25.27%	2,821,344	24.67%
Savings	430,508	3.65%	457,320	4.00%
Time deposits	774,980	6.57%	396,395	3.47%
Total Deposits	$11,790,325	100.00%	$11,433,642	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Average noninterest-bearing deposits totaled $7.15 billion for the second quarter of 2024, a decrease of $29.4 million, or 0.41%, from average noninterest-bearing deposits of $7.18 billion for the first quarter of 2024. Average noninterest-bearing deposits were 60.20% of total average deposits for the second quarter of 2024, compared to 61.72% for the first quarter of 2024.

Interest-bearing non-maturity deposits, which include savings, interest-bearing demand, and money market accounts, totaled, totaled $3.93 billion at June 30, 2024, representing an increase of $94.2 million, or 2.46%, from $3.83 billion at December 31, 2023.

Time deposits totaled $775 million at June 30, 2024, representing an increase of $378.6 million, or 95.51%, from total time deposits of $396.4 million for December 31, 2023. This increase included $400 million in brokered time deposits.

During the first half of 2024, $400 million of brokered time deposits were issued, including $300 million that were associated with cash flow hedging transactions simultaneously executed in which $300 million of notional pay-fixed interest rate swaps were consummated with maturities of three years, wherein the Company pays a weighted average fixed rate of approximately 4.2% and receives daily SOFR. We entered into these interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate. The fair value of these instruments totaled $1.6 million and were reflected as an asset at June 30, 2024.

Our deposits are primarily relationship based and include deposits and customer repurchase agreements ("repos"). For the second quarter of 2024, 74% of our deposits consisted of business deposits and 26% consist of consumer deposits, primarily the owners and employees of our business customers. The largest percentage of our deposits, 39%, are analyzed business accounts, which represent customer operating accounts that generally utilize a wide array of treasury management products. As most of our business customers need to operate with more than $250,000 in their operating account, we have a significant percentage of deposits that are uninsured. As of June 30, 2024, 44% of our total deposits and customer repos were uncollateralized and uninsured.

Our customer deposit relationships represent a diverse set of industries. Overall, there are 15 different industry classifications that represent 2% or more of our deposits as of June 30, 2024. Industry classifications with the largest concentrations, include construction and finance & insurance deposits, each representing 7% of our deposits. Manufacturing, property management, public administration, and other real estate rental & leasing, each of which represents 6% of our deposits. Our depositors have typically banked with us for many years. As of June 30, 2024, 44% of our deposit relationships have banked with us more than 10 years and 75% of our deposit relationships have been with us for three or more years.

Average total deposits for the second quarter increased by approximately $245.3 million compared to the first quarter of 2024, while average borrowings declined by $141.6 million. The increase in average deposits was primarily due to a $300 million increase in average brokered time deposits. Our average noninterest-bearing deposits continued to be greater than 60% of our average total deposits for the second quarter of 2024.

Our cost of deposits was 88 basis points on average for the second quarter of 2024, which compares to 74 basis points for the first quarter of 2024 and 35 basis points for the second quarter of 2023. From the first quarter of 2022 through the second quarter of 2024, our cost of deposits has increased by 85 basis points, representing a deposit beta of 16%, compared to the 525 basis point increase in the Fed Funds rate during the Federal Reserve’s tightening cycle.

Borrowings

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price that reflects the market value of the use of these funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of June 30, 2024 and December 31, 2023, total funds borrowed under these agreements were $268.8 million and $271.6 million, respectively, with a weighted average interest rate of approximately 0.47% for the second quarter of 2024, compared to 0.38% for the first quarter of 2024 and 0.22% for the second quarter of 2023.

As of June 30, 2024, total borrowings of $1.8 billion consisted of $1.3 billion from the Federal Reserve’s Bank Term Funding Program, at a cost of 4.76%, maturing in January of 2025 and $500 million of FHLB advances. The FHLB advances include maturities of $300 million, at an average cost of approximately 4.73%, maturing in May of 2026 and $200 million, at a cost of 4.27% maturing in May of 2027.

Since March of 2024, BTFP has been unavailable for new advances. We anticipate that the BTFP borrowings will be repaid through a combination of existing cash, future principal and interest payments from our security portfolio, core deposit growth, and additional wholesale funding sources which may consist of new borrowing sources such as the FHLB and/or additional brokered deposits. As of June 30, 2024, the Bank had unused borrowing capacity at the FHLB of $4.44 billion.

At June 30, 2024, loans with a carrying value of $4.45 billion were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

At June 30, 2024, investment securities, with the following carrying values of $2.18 billion were pledged to secure $363.3 million for repurchase agreements, $1.35 billion for outstanding borrowings, $427.4 million for unused borrowing capacity and approximately $46 million for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of June 30, 2024.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$11,790,325	$11,775,734	$12,240	$2,068	$283
Customer repurchase agreements (1)	268,826	268,826	—	—	—
Other borrowings	1,800,000	1,300,000	500,000	—	—
Deferred compensation	23,417	575	1,152	1,150	20,540
Operating leases	26,559	7,490	12,415	5,649	1,005
Equity investments	23,447	16,988	5,785	236	438
Total	$13,932,574	$13,369,613	$531,592	$9,103	$22,266

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

Deferred compensation represents the amounts that are due to former employees based on salary continuation agreements as a result of acquisitions and amounts due to current and retired employees under our deferred compensation plans

Operating leases represent the total minimum lease payments due under non-cancelable operating leases. Refer to Note 12 – Leases of the notes to the Company’s unaudited condensed consolidated financial statements for a more detailed discussion about leases.

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at June 30, 2024.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	$449,968	$85,637	$202,691	$130,469	$31,171
Construction	22,796	17,202	3,591	—	2,003
SBA	1,635	19	—	—	1,616
Commercial and industrial	998,041	727,516	245,496	2,148	22,881
Dairy & livestock and agribusiness (1)	217,422	125,344	92,078	—	—
Municipal lease finance receivables	2,109	—	—	—	2,109
SFR Mortgage	1,677	—	—	—	1,677
Consumer and other loans	129,747	11,984	9,110	2,132	106,521
Total commitment to extend credit	1,823,395	967,702	552,966	134,749	167,978
Obligations under letters of credit	61,503	48,493	12,792	200	18
Total	$1,884,898	$1,016,195	$565,758	$134,949	$167,996

(1)
Total commitments to extend credit to agribusiness were $25.1 million at June 30, 2024.

As of June 30, 2024, we had commitments to extend credit of approximately $1.82 billion, and obligations under letters of credit of $61.5 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. As of June 30, 2024 and 2023, the balance in this reserve was $7.0 million and $8.9 million, respectively, and was included in other liabilities. The year-over-year decrease included $500,000 in recapture of provision for unfunded loan commitments for the six months ended June 30, 2024, compared to $900,000 in provision for the same period of 2023.

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

Total equity increased $34.5 million to $2.11 billion at June 30, 2024, compared to total equity of $2.08 billion at December 31, 2023. Increases to equity included $98.6 million in net earnings, that were partially offset by $55.9 million in cash dividends and a $10.8 million decrease in other comprehensive income. We did not engage in stock repurchases during the second quarter of 2024 or 2023. Our tangible book value per share at June 30, 2024 was $9.55.

During the second quarter of 2024, the Board of Directors of CVB declared quarterly cash dividends totaling $0.20 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to.

On February 1, 2022, we announced that our Board of Directors authorized a share repurchase plan to repurchase up to 10,000,000 shares of the Company’s common stock ("2022 Repurchase Program"). During the first quarter of 2023, we repurchased 791,800 shares at an average price of $23.43. There were no stock repurchases during the second quarter of 2023 nor during the first half of 2024.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At June 30, 2024, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business – Capital Adequacy Requirements” as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				June 30, 2024		December 31, 2023
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	10.55%	10.44%	10.27%	10.17%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	15.29%	15.13%	14.65%	14.49%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	15.29%	15.13%	14.65%	14.49%
Total risk-based capital ratio	8.00%	10.50%	10.00%	16.10%	15.95%	15.50%	15.34%

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

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand, deposit fluctuations, and borrowings. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. In addition to on balance sheet liquidity, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. In addition to having more than $800 million of cash on the balance sheet at June 30, 2024, we had substantial sources of off-balance sheet liquidity. These sources of available liquidity include $4.4 billion of secured and unused capacity with the Federal Home Loan Bank, $695 million of secured unused borrowing capacity at the Fed’s discount window, more than $459.7 million of unpledged AFS securities that could be pledged at the discount window and $300 million of unsecured lines of credit. In addition to these borrowing sources, the Bank has capacity to utilize additional brokered deposits as of June 30, 2024. We can also obtain additional liquidity from deposit growth by utilizing state and national wholesale markets.

Our primary sources of funds for the Company are deposits, customer repurchase agreements and borrowings. Total deposits and customer repos of $11.79 billion at June 30, 2024 increased $353.9 million, or 3.02%, over total deposits and customer repos of $11.71 billion at December 31, 2023. As of June 30, 2024, total borrowings, consisted of $1.3 billion from the Federal Reserve’s Bank Term Funding Program, at a cost of 4.76%, maturing in January of 2025, and $500 million of FHLB advances. The FHLB advances include maturities of $300 million, at an average cost of approximately 4.73%, maturing in May of 2026, and $200 million, at a cost of 4.27% maturing in May of 2027. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. At June 30, 2024, our deposits and customer repurchase agreements that are neither collateralized nor insured were approximately $5.3 billion, or approximately 44% of our total deposits and customer repos.

Additional sources of liquidity include cash on deposit at the Federal Reserve, which exceeded $650 million at June 30, 2024, and principal and interest payments from our investment portfolio. We shrank our investment portfolio by not reinvesting the cashflows generated by our investments during the first half of 2024. Our total investment portfolio declined by $245.1 million from December 31, 2023 to $5.18 billion as of June 30, 2024. The decrease was primarily due to a $210.3 million decline in AFS securities. AFS securities totaled $2.75 billion at June 30, 2024, inclusive of a pre-tax net unrealized loss of $487.9 million. Pre-tax unrealized loss grew by $38.1 million from December 31, 2023. Market risk, is partly managed by $1 billion notional pay fixed swaps hedging the fair value of the AFS portfolio. The $38.1 million decrease in fair value of our AFS securities was partially offset by a $20.7 million increase in the fair value of our derivatives that hedge the change in value of our AFS portfolio.

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

Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2024 and 2023. For further details see our “Condensed Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

Consolidated Summary of Cash Flows

	Six Months Ended June 30,
	2024	2023
	(Dollars in thousands)

Average cash and cash equivalents	$731,109	$369,689
Percentage of total average assets	4.50%	2.26%

Net cash provided by operating activities	$103,620	$162,103
Net cash provided by investing activities	433,931	381,502
Net cash provided by (used in) financing activities	25,358	(128,711)
Net increase in cash and cash equivalents	$562,909	$414,895

Average cash and cash equivalents increased by $361.4 million, or 97.76%, to $731.1 million for the six months ended June 30, 2024, compared to $369.7 million for the same period of 2023.

At June 30, 2024, cash and cash equivalents totaled $844.2 million. This represented an increase of $225.8 million, or 36.52%, from $618.4 million at June 30, 2023. Our cash on deposit at the Federal Reserve grew by more than $280 million when compared to June 30, 2023. This growth in cash was partly attributable to the issuance of $400 million in brokered time deposits, which mature every 90 days. $300 million of these brokered time deposits were combined with cash flow hedges which resulted in a fixed rate of approximately 4.2%.

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

	Estimated Net Interest Income Sensitivity (1)
	June 30, 2024			December 31, 2023
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)

+ 200 basis points	4.70%	5.51%	+ 200 basis points	3.96%	4.56%
- 200 basis points	-4.58%	-6.75%	- 200 basis points	-3.97%	-5.21%

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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At June 30, 2024 and December 31, 2023, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates. From December 31, 2023 to June 30, 2024, our EVE sensitivity to rising rates was modestly lower, as economic value declined minimally as of June 30, 2024. Our overall sensitivity of EVE to changes in interest rates is generally modest, with the exception of more meaningful reductions in value if rates were to immediately decline by 300 or 400 basis points.

Economic Value of Equity Sensitivity

Instantaneous Rate Change	June 30, 2024	December 31, 2023

400 bp decrease in interest rates	-14.1%	-13.9%
300 bp decrease in interest rates	-7.5%	-9.3%
200 bp decrease in interest rates	-4.6%	-4.7%
100 bp decrease in interest rates	-2.0%	-1.6%
100 bp increase in interest rates	-1.1%	-0.4%
200 bp increase in interest rates	-0.8%	-0.3%
300 bp increase in interest rates	-0.7%	-1.0%
400 bp increase in interest rates	-0.7%	-2.2%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in the market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities, as well as our portfolio of investment securities and fair value hedges. We do not currently have futures, forwards, or option contracts. As a result of the phase out of LIBOR, our interest rate swap derivatives and the associated loans that were indexed to LIBOR, have been replaced with one month CME Term SOFR. For further quantitative and qualitative disclosures about market risks in our portfolio, see Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

During the quarter ended June 30, 2024, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to, actions involving securities litigation, wage-hour and employment law claims, consumer claims, regulatory compliance claims, data privacy and cyber security claims, lender liability claims, fraud loss claims, bankruptcy-related claims and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors.

For lawsuits where the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded in accordance with FASB guidance over loss contingencies (ASC 450). However, as a result of inherent uncertainties in judicial interpretation and application of a myriad of laws and regulations applicable to the Company’s business, and the unique, complex factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss or estimate the amount of damages which a plaintiff might successfully prove if the Company were found to be liable. For lawsuits or threatened lawsuits where a claim has been asserted or the Company has determined that it is probable that a claim will be asserted, and there is a reasonable possibility that the outcome will be unfavorable, the Company will disclose the existence of the loss contingency, even if the Company is not able to make an estimate of the possible loss or range of possible loss with respect to the action or potential action in question, unless the Company believes that the nature, potential magnitude or potential timing (if known) of the loss contingency is not reasonably likely to be material to the Company’s results of operations, financial condition or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2022, our Board of Directors approved a program to repurchase up to 10,000,000 shares of CVB common stock in the open market or in privately negotiated transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations ("2022 Repurchase Program"). We did not repurchase any shares of our common stock during the quarter ended June 30, 2024. As of June 30, 2024, an aggregate of 4,300,059 shares remained available for repurchase under our 2022 Repurchase Program. The only shares repurchased during the second quarter of 2024 were shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Available for Repurchase Under the Plans or Programs

April 1 - 30, 2024	902	$16.42	—	4,300,059
May 1 - 31, 2024	—	$—	—	4,300,059
June 1 - 30, 2024	369	$16.18	—	4,300,059
Total	1,271	$16.35	—	4,300,059
(1)
Shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

10.1	CVB Financial Corp. 2023 Executive Incentive Plan † (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensation plan.
(1)
Incorporated herein by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

(Registrant)

Date: August 8, 2024

/s/ E. Allen Nicholson

E. Allen Nicholson

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)