Form 10-Q
period 2024-09-30
CVB FINANCIAL CORP
filed 2024-11-07
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 139,677,614 outstanding as of October 30, 2024.

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

General risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct business; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation/deflation, interest rate, market, and monetary fluctuations; the effect of acquisitions we have made or may make, including, without limitation, the failure to obtain the necessary regulatory approvals, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target, key personnel and customers into our operations; the timely development of competitive new products and services, and the acceptance of these products and services by new and existing customers; the impact of changes in financial services policies, laws, and regulations, including those concerning taxes, banking, securities, and insurance, and the application thereof by regulatory bodies; the effectiveness of our risk management framework and quantitative models; changes in the levels of our nonperforming assets and charge-offs; the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible credit related impairments or declines in the fair value of loans and securities held by us; possible impairment charges to goodwill, including any impairment that may result from increased volatility in our stock price; changes in consumer spending, borrowing, and savings habits; the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations; periodic fluctuations in commercial or residential real estate prices or values; our ability to attract and retain deposits (including low cost deposits) or to access government or private lending facilities and other sources of liquidity; the possibility that we may reduce or discontinue the payments of dividends on our common stock; changes in the financial performance and/or condition of our borrowers; changes in the competitive environment among financial and bank holding companies and other financial service providers; technological changes in banking and financial services; systemic or non-systemic bank failures or crises; geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the United States and abroad; catastrophic events or natural disasters, including earthquakes, drought, climate change or extreme weather events that may affect our assets, communications or computer services, customers, employees or third party vendors; public health crises and pandemics, and their effects on our asset credit quality, business operations, and employees, as well as the impact on general economic and financial market conditions; cybersecurity threats and fraud and the cost of defending against them, including the costs of compliance with legislation or regulations to combat cybersecurity threats and fraud; our ability to recruit and retain key executives, board members and other employees, and our compliance with federal, state and local employment laws and regulations; ongoing or unanticipated regulatory or legal proceedings or outcomes; and our ability to manage the risks involved in the foregoing.

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$200,651	$171,396
Interest-earning balances due from Federal Reserve	252,809	109,889
Total cash and cash equivalents	453,460	281,285
Interest-earning balances due from depository institutions	24,338	8,216
Investment securities available-for-sale, at fair value (with amortized cost of $2,818,313 at September 30, 2024, and $3,398,942 at December 31, 2023)	2,465,585	2,956,125
Investment securities held-to-maturity (with fair value of $2,063,694 at September 30, 2024, and $2,082,881 at December 31, 2023)	2,405,254	2,464,610
Total investment securities	4,870,839	5,420,735
Investment in stock of Federal Home Loan Bank (FHLB)	18,012	18,012
Loans and lease finance receivables	8,572,565	8,904,910
Allowance for credit losses	(82,942)	(86,842)
Net loans and lease finance receivables	8,489,623	8,818,068
Premises and equipment, net	36,275	44,709
Bank owned life insurance (BOLI)	316,553	308,706
Accrued interest receivable	45,450	48,994
Intangibles	11,130	15,291
Goodwill	765,822	765,822
Income taxes	155,478	163,968
Other assets	216,236	127,187
Total assets	$15,403,216	$16,020,993

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$7,136,824	$7,206,175
Interest-bearing	4,935,665	4,227,467
Total deposits	12,072,489	11,433,642
Customer repurchase agreements	394,515	271,642
Other borrowings	500,000	2,070,000
Deferred compensation	22,633	22,335
Accrued interest payable	6,675	23,268
Other liabilities	209,073	122,134
Total liabilities	13,205,385	13,943,021

Commitments and Contingencies
Stockholders' Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 139,678,314 at September 30, 2024, and 139,344,981 at December 31, 2023	1,294,041	1,288,899
Retained earnings	1,178,619	1,112,642
Accumulated other comprehensive loss, net of tax	(274,829)	(323,569)
Total stockholders' equity	2,197,831	2,077,972
Total liabilities and stockholders' equity	$15,403,216	$16,020,993

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income:
Loans and leases, including fees	$114,929	$113,190	$345,478	$332,574
Investment securities:
Investment securities available-for-sale	20,178	22,441	62,849	61,393
Investment securities held-to-maturity	13,284	13,576	40,131	41,272
Total investment income	33,462	36,017	102,980	102,665
Dividends from FHLB stock	375	598	1,171	1,430
Interest-earning deposits with other institutions	16,986	6,422	32,884	11,583
Total interest income	165,752	156,227	482,513	448,252
Interest expense:
Deposits	29,821	16,517	77,166	32,647
Borrowings and customer repurchase agreements	22,312	16,339	68,418	46,971
Total interest expense	52,133	32,856	145,584	79,618
Net interest income before provision for credit losses	113,619	123,371	336,929	368,634
Provision for credit losses	—	2,000	—	4,000
Net interest income after provision for credit losses	113,619	121,371	336,929	364,634
Noninterest income:
Service charges on deposit accounts	5,120	5,062	15,273	15,244
Trust and investment services	3,565	3,246	10,217	9,475
Bankcard services	355	354	1,110	1,221
BOLI income	3,499	1,548	10,034	4,834
Loss on sale of investment securities	(11,582)	—	(11,582)	—
Gain on sale leaseback transactions	9,106	—	9,106	—
Other	2,771	4,099	7,213	9,393
Total noninterest income	12,834	14,309	41,371	40,167
Noninterest expense:
Salaries and employee benefits	36,647	34,744	108,474	103,539
Occupancy and equipment	6,204	5,618	17,541	16,585
Professional services	2,855	2,117	7,836	6,375
Computer software expense	3,906	3,648	11,380	10,372
Marketing and promotion	1,964	1,628	5,550	4,664
(Recapture of) provision for unfunded loan commitments	(750)	(900)	(1,250)	—
Amortization of intangible assets	1,286	1,567	4,161	5,006
Other	6,723	6,636	21,411	17,415
Total noninterest expense	58,835	55,058	175,103	163,956
Earnings before income taxes	67,618	80,622	203,197	240,845
Income taxes	16,394	22,735	53,339	67,918
Net earnings	$51,224	$57,887	$149,858	$172,927

Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period, before tax	$84,789	$(120,125)	$69,229	$(102,758)
Less: Income tax (expense) benefit related to items of other comprehensive income	(25,290)	37,863	(20,489)	30,416
Other comprehensive income (loss), net of tax	59,499	(82,262)	48,740	(72,342)
Comprehensive income (loss)	$110,723	$(24,375)	$198,598	$100,585

Basic earnings per common share	$0.37	$0.42	$1.07	$1.24
Diluted earnings per common share	$0.37	$0.42	$1.07	$1.24

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

Three Months Ended September 30, 2024 and 2023

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, July 1, 2024	139,677	$1,291,383	$1,155,372	$(334,328)	$2,112,427
Repurchase of common stock	(2)	(30)	—	—	(30)
Exercise of stock options	4	86	—	—	86
Shares issued pursuant to stock-based compensation plan	(1)	2,602	—	—	2,602
Cash dividends declared on common stock ($0.20 per share)	—	—	(27,977)	—	(27,977)
Net earnings	—	—	51,224	—	51,224
Other comprehensive income	—	—	—	59,499	59,499
Balance, September 30, 2024	139,678	$1,294,041	$1,178,619	$(274,829)	$2,197,831

Balance, July 1, 2023	139,343	$1,284,150	$1,062,093	$(344,876)	$2,001,367
Repurchase of common stock	(8)	(135)	—	—	(135)
Exercise of stock options	3	52	—	—	52
Shares issued pursuant to stock-based compensation plan	—	2,393	—	—	2,393
Cash dividends declared on common stock ($0.20 per share)	—	—	(27,901)	—	(27,901)
Net earnings	—	—	57,887	—	57,887
Other comprehensive loss	—	—	—	(82,262)	(82,262)
Balance, September 30, 2023	139,338	$1,286,460	$1,092,079	$(427,138)	$1,951,401

Nine Months Ended September 30, 2024 and 2023

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2024	139,345	$1,288,899	$1,112,642	$(323,569)	$2,077,972
Repurchase of common stock	(149)	(2,624)	—	—	(2,624)
Exercise of stock options	7	129	—	—	129
Shares issued pursuant to stock-based compensation plan	475	7,637	—	—	7,637
Cash dividends declared on common stock ($0.60 per share)	—	—	(83,881)	—	(83,881)
Net earnings	—	—	149,858	—	149,858
Other comprehensive income	—	—	—	48,740	48,740
Balance, September 30, 2024	139,678	$1,294,041	$1,178,619	$(274,829)	$2,197,831

Balance, January 1, 2023	139,819	$1,300,466	$1,002,847	$(354,796)	$1,948,517
Repurchase of common stock	(927)	(21,186)	—	—	(21,186)
Exercise of stock options	7	125	—	—	125
Shares issued pursuant to stock-based compensation plan	439	7,055	—	—	7,055
Cash dividends declared on common stock ($0.60 per share)	—	—	(83,695)	—	(83,695)
Net earnings	—	—	172,927	—	172,927
Other comprehensive loss	—	—	—	(72,342)	(72,342)
Balance, September 30, 2023	139,338	$1,286,460	$1,092,079	$(427,138)	$1,951,401

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities
Interest and dividends received	$493,875	$458,084
Service charges and other fees received	33,272	35,761
Interest paid	(162,177)	(65,233)
Net cash paid to vendors, employees and others	(142,862)	(181,661)
Income taxes	(47,094)	—
Net cash provided by operating activities	175,014	246,951
Cash Flows from Investing Activities
Proceeds of FHLB stock, net	—	9,615
Net change in interest-earning balances from depository institutions	(16,122)	5,445
Proceeds from repayment of investment securities available-for-sale	256,100	282,663
Proceeds from maturity of investment securities available-for-sale	48,617	4
Proceeds from sales of AFS securities	245,284	—
Purchases of investment securities available-for-sale	(33,435)	(33,737)
Proceeds from repayment and maturity of investment securities held-to-maturity	61,663	75,913
Purchases of investment securities held-to-maturity	(11,455)	(2,026)
Net increase in equity investments	(8,928)	(60)
Net decrease in loan and lease finance receivables	334,109	206,059
Purchase of premises and equipment	(3,160)	(2,880)
Proceeds from sale-leaseback transactions	16,175	—
Proceeds from BOLI death benefit	2,983	2,505
Net cash provided by investing activities	891,830	543,501
Cash Flows from Financing Activities
Net increase (decrease) in other deposits	349,312	(488,560)
Net increase in time deposits	289,535	11,101
Net (decrease) increase in other borrowings	(1,570,000)	125,000
Net increase (decrease) in customer repurchase agreements	122,873	(295,879)
Cash dividends on common stock	(83,894)	(83,819)
Repurchase of common stock	(2,624)	(21,186)
Proceeds from exercise of stock options	129	125
Net cash used in financing activities	(894,669)	(753,218)
Net increase in cash and cash equivalents	172,175	37,234

Cash and cash equivalents, beginning of period	281,285	203,461
Cash and cash equivalents, end of period	$453,460	$240,695

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$149,858	$172,927
Adjustments to reconcile net earnings to net cash provided by operating activities:
Increase in BOLI	(10,034)	(4,834)
Net amortization of premiums and discounts on investment securities	12,647	13,807
Loss on sale of AFS securities	11,582	—
Accretion of discount for acquired loans, net	(2,654)	(2,892)
Provision for credit losses	—	4,000
(Recapture of) provision for unfunded loan commitments	(1,250)	—
Valuation allowance on other real estate owned	28	—
Gain on sale leaseback transactions	(9,106)	—
Stock-based compensation	7,637	7,055
Depreciation and amortization, net	10,902	13,985
Change in other assets and liabilities	5,404	42,903
Total adjustments	25,156	74,024
Net cash provided by operating activities	$175,014	$246,951

Supplemental Disclosure of Non-cash Investing Activities
Securities sold and not settled	$55,960	$—
Transfer of loans to other real estate owned	$675	$—
Lease liabilities arising from obtaining right-of-use assets	$11,175	$—

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located throughout California. As of September 30, 2024, the Bank operated 62 banking centers and three trust office locations. The Company is headquartered in the city of Ontario, California.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

	September 30, 2024
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$33,921	$208	$—	$34,129	1.38%
Mortgage-backed securities	2,295,381	43	(261,825)	2,033,599	82.48%
CMO/REMIC	476,051	—	(105,044)	371,007	15.05%
Municipal bonds	26,489	46	(1,115)	25,420	1.03%
Other securities	1,430	—	—	1,430	0.06%
Unallocated portfolio layer fair value basis adjustments (1)	(14,959)	14,959	—	—	0.00%
Total available-for-sale securities	$2,818,313	$15,256	$(367,984)	$2,465,585	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$518,446	$—	$(84,898)	$433,548	21.55%
Mortgage-backed securities	626,474	5	(85,320)	541,159	26.05%
CMO/REMIC	788,622	—	(144,801)	643,821	32.79%
Municipal bonds	460,257	2,994	(29,540)	433,711	19.14%
Other securities (2)	11,455	—	—	11,455	0.47%
Total held-to-maturity securities	$2,405,254	$2,999	$(344,559)	$2,063,694	100.00%

(1)
Represents the amount of portfolio layer method basis adjustments related to AFS MBS securities hedged in a closed portfolio. Under U.S. GAAP, portfolio layer method basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses for the individual securities being hedged. Refer to Note 3 and Note 10 for additional information.
(2)
Represents Commercial Property Assessed Clean Energy ("C-PACE") bonds.

During the third quarter of 2024, the Bank sold AFS securities with a book value of $312 million, resulting in a net pre-tax loss of $11.6 million.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$20,010	$22,272	$62,347	$60,887
Tax-advantaged	168	169	502	506
Total interest income from available-for-sale securities	20,178	22,441	62,849	61,393
Investment securities held-to-maturity:
Taxable	10,896	11,139	32,930	33,939
Tax-advantaged	2,388	2,437	7,201	7,333
Total interest income from held-to-maturity securities	13,284	13,576	40,131	41,272
Total interest income from investment securities	$33,462	$36,017	$102,980	$102,665

Approximately 90% of the total investment securities portfolio at September 30, 2024 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity investment securities under the CECL model was zero at September 30, 2024 and December 31, 2023.

The following table presents the Company’s available-for-sale and held-to-maturity investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	9	—	2,032,214	(261,824)	2,032,223	(261,825)
CMO/REMIC	—	—	371,006	(105,044)	371,006	(105,044)
Municipal bonds	3,323	(48)	21,190	(1,068)	24,513	(1,115)
Total available-for-sale securities	$3,332	$(48)	$2,424,410	$(367,936)	$2,427,742	$(367,984)
Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$433,548	$(84,898)	$433,548	$(84,898)
Mortgage-backed securities	—	—	538,947	(85,320)	538,947	(85,320)
CMO/REMIC	—	—	643,821	(144,801)	643,821	(144,801)
Municipal bonds	12,760	(101)	301,057	(29,439)	313,817	(29,539)
Total held-to-maturity securities	$12,760	$(101)	$1,917,373	$(344,458)	$1,930,134	$(344,558)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	48	—	2,506,162	(336,107)	2,506,210	(336,107)
CMO/REMIC	—	—	389,359	(112,872)	389,359	(112,872)
Municipal bonds	3,286	(17)	18,105	(871)	21,391	(888)
Total available-for-sale securities	$3,334	$(17)	$2,913,626	$(449,850)	$2,916,960	$(449,867)

Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$432,684	$(97,972)	$432,684	$(97,972)
Mortgage-backed securities	—	—	565,655	(97,436)	565,655	(97,436)
CMO/REMIC	—	—	646,737	(156,155)	646,737	(156,155)
Municipal bonds	20,609	(200)	293,467	(33,404)	314,076	(33,604)
Total held-to-maturity securities	$20,609	$(200)	$1,938,543	$(384,967)	$1,959,152	$(385,167)

At September 30, 2024, investment securities with carrying values of $2.74 billion were pledged to secure various types of deposits, including $1.34 billion of public funds. In addition, investment securities with carrying values of $1.88 billion were pledged to secure $469 million for repurchase agreements, $1.35 billion for unused borrowing capacity and approximately $58 million for other purposes as required or permitted by law.

At December 31, 2023, investment securities with carrying values of $2.26 billion were pledged to secure various types of deposits, including $1.38 billion of public funds. In addition, investment securities, with carrying values of $3.02 billion were pledged to secure $372.5 million for repurchase agreements, $1.8 billion for outstanding borrowings, $796 million for unused borrowing capacity and approximately $51 million for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at September 30, 2024, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 23 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	September 30, 2024
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$43,249	$43,327	$10,211	$10,049
Due after one year through five years	110,874	116,476	48,525	47,616
Due after five years through ten years	2,180,665	1,928,902	322,507	291,783
Due after ten years	483,525	376,880	2,024,011	1,714,246
Total investment securities	$2,818,313	$2,465,585	$2,405,254	$2,063,694

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2024.

5. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table provides a summary of total loans and lease finance receivables by type.

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Commercial real estate	$6,618,637	$6,784,505
Construction	14,755	66,734
SBA	272,001	270,619
SBA - Paycheck Protection Program (PPP)	1,255	2,736
Commercial and industrial	936,489	969,895
Dairy & livestock and agribusiness	342,445	412,891
Municipal lease finance receivables	67,585	73,590
SFR mortgage	267,181	269,868
Consumer and other loans	52,217	54,072
Total loans, at amortized cost	8,572,565	8,904,910
Less: Allowance for credit losses	(82,942)	(86,842)
Total loans and lease finance receivables, net	$8,489,623	$8,818,068

As of September 30, 2024, 80.50% of the Company’s total loan portfolio consisted of real estate loans, with commercial real estate loans representing 77.21% of total loans. The Company’s real estate loans and construction loans are secured by real properties primarily located in California. As of September 30, 2024, $460.7 million, or 6.96% of the total commercial real estate loans included loans secured by farmland, compared to $497.7 million, or 7.34%, at December 31, 2023. The loans secured by farmland included $121.9 million for loans secured by dairy & livestock land and $338.8 million for loans secured by agricultural land at September 30, 2024, compared to $122.4 million for loans secured by dairy & livestock land and $375.3 million for loans secured by agricultural land at December 31, 2023. As of September 30, 2024, dairy & livestock and agribusiness loans of $342.4 million were comprised of $298.3 million for dairy & livestock loans and $44.1 million for agribusiness loans, compared to $412.9 million comprised of $374.9 million of dairy & livestock loans and $38.0 million of agribusiness loans December 31, 2023.

At September 30, 2024 and December 31, 2023, loans totaling $4.32 billion and $4.04 billion, respectively, were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of September 30, 2024 and December 31, 2023.

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

The following table summarizes loans by type and origination year, according to our internal risk ratings as of the dates presented.

	Origination Year						Revolving loans amortized	Revolving loans converted to
September 30, 2024	2024	2023	2022	2021	2020	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$234,801	$427,623	$1,262,430	$1,080,704	$838,577	$2,270,791	$187,981	$36,610	$6,339,517
Special Mention	671	4,501	23,795	25,259	17,022	106,569	3,075	1,296	182,188
Substandard	—	244	8,890	6,224	25,309	55,301	964	—	96,932
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$235,472	$432,368	$1,295,115	$1,112,187	$880,908	$2,432,661	$192,020	$37,906	$6,618,637
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$2,258	$—	$—	$2,258

Construction loans:
Risk Rating:
Pass	$2,977	$1,986	$7,730	$—	$—	$—	$—	$—	$12,693
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,062	—	—	—	—	2,062
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$2,977	$1,986	$7,730	$2,062	$—	$—	$—	$—	$14,755
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$25,973	$17,213	$47,143	$49,661	$24,005	$95,298	$—	$—	$259,293
Special Mention	—	—	—	—	4,736	2,895	—	—	7,631
Substandard	—	—	1,591	—	—	3,486	—	—	5,077
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$25,973	$17,213	$48,734	$49,661	$28,741	$101,679	$—	$—	$272,001
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$165	$—	$—	$165

SBA - PPP loans:
Risk Rating:
Pass	$—	$—	$—	$366	$889	$—	$—	$—	$1,255
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$—	$—	$366	$889	$—	$—	$—	$1,255
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans:
Risk Rating:
Pass	$77,027	$123,195	$119,246	$72,164	$72,604	$124,580	$307,261	$5,131	$901,208
Special Mention	674	3,414	999	2,357	444	4,370	9,664	5,173	27,095
Substandard	—	1,472	253	79	—	7	2,400	3,975	8,186
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$77,701	$128,081	$120,498	$74,600	$73,048	$128,957	$319,325	$14,279	$936,489
Current YTD Period: Gross charge-offs	$—	$—	$300	$—	$—	$1,186	$—	$431	$1,917

	Origination Year						Revolving loans amortized	Revolving loans converted to
September 30, 2024	2024	2023	2022	2021	2020	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$427	$—	$—	$642	$889	$210	$286,841	$—	$289,009
Special Mention	—	—	—	—	—	—	41,349	408	41,757
Substandard	—	—	—	—	—	60	9,562	2,057	11,679
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$427	$—	$—	$642	$889	$270	$337,752	$2,465	$342,445
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$1,711	$—	$5,345	$25,008	$5,354	$30,026	$—	$—	$67,444
Special Mention	—	—	—	—	—	141	—	—	141
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$1,711	$—	$5,345	$25,008	$5,354	$30,167	$—	$—	$67,585
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$14,861	$21,171	$60,051	$41,849	$39,384	$87,473	$—	$—	$264,789
Special Mention	—	—	—	—	902	823	—	294	2,019
Substandard	—	—	—	—	—	373	—	—	373
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$14,861	$21,171	$60,051	$41,849	$40,286	$88,669	$—	$294	$267,181
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$4,110	$3,324	$2,189	$2,065	$359	$696	$37,201	$1,815	$51,759
Special Mention	—	—	—	157	—	—	4	—	161
Substandard	—	—	—	—	—	—	—	297	297
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$4,110	$3,324	$2,189	$2,222	$359	$696	$37,205	$2,112	$52,217
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$1	$3	$4

Total Loans, at amortized cost:
Risk Rating:
Pass	$361,887	$594,512	$1,504,134	$1,272,459	$982,061	$2,609,074	$819,284	$43,556	$8,186,967
Special Mention	1,345	7,915	24,794	27,773	23,104	114,798	54,092	7,171	260,992
Substandard	—	1,716	10,734	8,365	25,309	59,227	12,926	6,329	124,606
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$363,232	$604,143	$1,539,662	$1,308,597	$1,030,474	$2,783,099	$886,302	$57,056	$8,572,565
Current YTD Period: Gross charge-offs	$—	$—	$300	$—	$—	$3,609	$1	$434	$4,344

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2023	2023	2022	2021	2020	2019	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$447,991	$1,315,563	$1,133,331	$885,590	$497,541	$2,041,329	$171,223	$38,568	$6,531,136
Special Mention	3,241	3,897	15,868	19,368	43,824	74,673	2,911	—	163,782
Substandard	744	8,127	2,891	33,401	12,986	30,637	801	—	89,587
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$451,976	$1,327,587	$1,152,090	$938,359	$554,351	$2,146,639	$174,935	$38,568	$6,784,505
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction loans:
Risk Rating:
Pass	$1,274	$15,046	$22,288	$8,058	$—	$—	$17,938	$—	$64,604
Special Mention	—	—	2,130	—	—	—	—	—	2,130
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$1,274	$15,046	$24,418	$8,058	$—	$—	$17,938	$—	$66,734
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$20,701	$48,212	$51,038	$29,306	$6,236	$101,856	$—	$—	$257,349
Special Mention	—	1,627	—	4,784	1,132	1,760	—	—	9,303
Substandard	—	—	—	—	749	3,218	—	—	3,967
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$20,701	$49,839	$51,038	$34,090	$8,117	$106,834	$—	$—	$270,619
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$288	$—	$—	$288

SBA - PPP loans:
Risk Rating:
Pass	$—	$—	$699	$2,037	$—	$—	$—	$—	$2,736
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$—	$699	$2,037	$—	$—	$—	$—	$2,736
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans:
Risk Rating:
Pass	$141,080	$143,847	$100,059	$88,743	$68,352	$94,027	$289,539	$5,460	$931,107
Special Mention	7,829	738	745	552	4,114	3,986	10,529	5,347	33,840
Substandard	—	257	—	—	89	1,296	2,487	819	4,948
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$148,909	$144,842	$100,804	$89,295	$72,555	$99,309	$302,555	$11,626	$969,895
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$109	$109

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2023	2023	2022	2021	2020	2019	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$296	$—	$1,586	$931	$80	$208	$337,525	$—	$340,626
Special Mention	448	—	—	—	25	—	69,232	—	69,705
Substandard	—	—	—	—	—	60	2,500	—	2,560
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$744	$—	$1,586	$931	$105	$268	$409,257	$—	$412,891
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$—	$5,735	$25,803	$5,981	$4,267	$31,622	$—	$—	$73,408
Special Mention	—	—	—	—	—	182	—	—	182
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$—	$5,735	$25,803	$5,981	$4,267	$31,804	$—	$—	$73,590
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$22,248	$61,070	$43,573	$44,076	$28,049	$67,750	$—	$—	$266,766
Special Mention	789	—	—	918	544	327	—	—	2,578
Substandard	—	—	—	—	—	200	—	324	524
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$23,037	$61,070	$43,573	$44,994	$28,593	$68,277	$—	$324	$269,868
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$4,911	$4,122	$2,707	$702	$644	$486	$38,595	$871	$53,038
Special Mention	—	—	246	—	—	—	4	173	423
Substandard	—	—	—	—	—	12	1	598	611
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$4,911	$4,122	$2,953	$702	$644	$498	$38,600	$1,642	$54,072
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$4	$8

Total Loans, at amortized cost:
Risk Rating:
Pass	$638,501	$1,593,595	$1,381,084	$1,065,424	$605,169	$2,337,278	$854,820	$44,899	$8,520,770
Special Mention	12,307	6,262	18,989	25,622	49,639	80,928	82,676	5,520	281,943
Substandard	744	8,384	2,891	33,401	13,824	35,423	5,789	1,741	102,197
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$651,552	$1,608,241	$1,402,964	$1,124,447	$668,632	$2,453,629	$943,285	$52,160	$8,904,910
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$292	$—	$113	$405

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

The ACL totaled $82.9 million at September 30, 2024, compared to $86.8 million at December 31, 2023. The $3.9 million decrease in the ACL from December 31, 2023 to September 30, 2024 was comprised of $3.9 million in net charge-offs. At September 30, 2024, the ACL as a percentage of total loans and leases, at amortized cost, was 0.97%. This compares to 0.98% at December 31, 2023.The majority of the net charge-offs in 2024 were related to loans in which specific loan loss reserves had been established prior to December 31, 2023. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast, as well as downside forecasts. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with downside risks weighted among multiple forecasts. As of September 30, 2024, the resulting weighted forecast resulted in Real GDP declining slightly in the fourth quarter of 2024 and continuing to be negative in the first quarter of 2025. GDP growth is forecasted to be less than 1% for all of 2025, before increasing to 1.4% in 2026, and then growth of 1.9% in 2027. Unemployment is forecasted to increase, with unemployment averaging 5.5% for all of 2025. The unemployment rate is forecasted to stay higher than 5.5% until late 2027.

Management believes that the ACL was appropriate at September 30, 2024 and December 31, 2023. Due to inflationary pressures, high interest rates, lower commercial real estate values, and geopolitical events, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Three Months Ended September 30, 2024
	Ending Balance June 30, 2024	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance September 30, 2024
	(Dollars in thousands)
Commercial real estate	$69,405	$—	$—	$336	$69,741
Construction	788	—	56	(391)	453
SBA	2,496	(26)	13	25	2,508
Commercial and industrial	5,103	—	113	55	5,271
Dairy & livestock and agribusiness	3,775	—	—	51	3,826
Municipal lease finance receivables	186	—	—	—	186
SFR mortgage	498	—	—	(59)	439
Consumer and other loans	535	—	—	(17)	518
Total allowance for credit losses	$82,786	$(26)	$182	$—	$82,942

	Three Months Ended September 30, 2023
	Ending Balance June 30, 2023	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance September 30, 2023
	(Dollars in thousands)
Commercial real estate	$67,943	$—	$—	$2,957	$70,900
Construction	1,162	—	3	(166)	999
SBA	2,656	(26)	48	371	3,049
Commercial and industrial	9,121	—	—	161	9,282
Dairy & livestock and agribusiness	4,960	—	3	(1,396)	3,567
Municipal lease finance receivables	273	—	—	(27)	246
SFR mortgage	450	—	—	75	525
Consumer and other loans	402	—	—	25	427
Total allowance for credit losses	$86,967	$(26)	$54	$2,000	$88,995

	Nine Months Ended September 30, 2024
	Ending Balance December 31, 2023	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance September 30, 2024
	(Dollars in thousands)
Commercial real estate	$69,466	$(2,258)	$—	$2,533	$69,741
Construction	1,277	—	61	(885)	453
SBA	2,679	(165)	94	(100)	2,508
Commercial and industrial	9,116	(1,917)	289	(2,217)	5,271
Dairy & livestock and agribusiness	3,098	—	—	728	3,826
Municipal lease finance receivables	210	—	—	(24)	186
SFR mortgage	535	—	—	(96)	439
Consumer and other loans	461	(4)	—	61	518
Total allowance for credit losses	$86,842	$(4,344)	$444	$—	$82,942

	Nine Months Ended September 30, 2023
	Ending Balance December 31, 2022	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance September 30, 2023
	(Dollars in thousands)
Commercial real estate	$64,806	$—	$—	$6,094	$70,900
Construction	1,702	—	9	(712)	999
SBA	2,809	(207)	69	378	3,049
Commercial and industrial	10,206	(16)	14	(922)	9,282
Dairy & livestock and agribusiness	4,400	—	10	(843)	3,567
Municipal lease finance receivables	296	—	—	(50)	246
SFR mortgage	366	—	—	159	525
Consumer and other loans	532	(1)	—	(104)	427
Total allowance for credit losses	$85,117	$(224)	$102	$4,000	$88,995

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

	September 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$1,051	$736	$598	$2,385	$2,361,999	$2,364,384
Non-owner occupied	12,899	23,928	10,283	47,110	4,207,143	4,254,253
Construction
Speculative (1)	—	—	—	—	7,892	7,892
Non-speculative	—	—	—	—	6,863	6,863
SBA	109	—	43	152	271,849	272,001
SBA - PPP	—	—	—	—	1,255	1,255
Commercial and industrial	—	64	2,619	2,683	933,806	936,489
Dairy & livestock and agribusiness	—	60	82	142	342,303	342,445
Municipal lease finance receivables	—	—	—	—	67,585	67,585
SFR mortgage	—	—	—	—	267,181	267,181
Consumer and other loans	—	—	—	—	52,217	52,217
Total loans	$14,059	$24,788	$13,625	$52,472	$8,520,093	$8,572,565

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$300	$—	$2,505	$2,805	$2,430,447	$2,433,252
Non-owner occupied	16	—	531	547	4,350,706	4,351,253
Construction
Speculative (1)	—	—	—	—	57,921	57,921
Non-speculative	—	—	—	—	8,813	8,813
SBA	—	108	969	1,077	269,542	270,619
SBA - PPP	—	—	—	—	2,736	2,736
Commercial and industrial	12	—	4,253	4,265	965,630	969,895
Dairy & livestock and agribusiness	—	—	—	—	412,891	412,891
Municipal lease finance receivables	—	—	—	—	73,590	73,590
SFR mortgage	201	—	—	201	269,667	269,868
Consumer and other loans	18	—	—	18	54,054	54,072
Total loans	$547	$108	$8,258	$8,913	$8,895,997	$8,904,910

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

Amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance are presented as of September 30, 2024 and December 31, 2023 by type of loan.

	September 30, 2024
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1) (3)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$598	$598	$—
Non-owner occupied	18,196	18,196	—
Construction
Speculative (2)	—	—	—
Non-speculative	—	—	—
SBA	151	151	—
SBA - PPP	—	—	—
Commercial and industrial	2,686	2,825	—
Dairy & livestock and agribusiness	143	143	—
Municipal lease finance receivables	—	—	—
SFR mortgage	—	—	—
Consumer and other loans	—	—	—
Total loans	$21,774	$21,913	$—

(1)
As of September 30, 2024, $206,000 of nonaccruing loans were current, $8.0 million were 30-59 days past due, $60,000 were 60-89 days past due, and $13.6 million were 90+ days past due.
(2)
Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)
Excludes $165,000 of guaranteed portion of nonaccrual SBA loans that are in process of collection.

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

	September 30, 2024			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$18,794	$—	$—	5
Construction	—	—	—	—
SBA	146	5	—	3
SBA - PPP	—	—	—	—
Commercial and industrial	80	2,744	—	4
Dairy & livestock and agribusiness	60	—	82	2
Municipal lease finance receivables	—	—	—	—
SFR mortgage	—	—	—	—
Consumer and other loans	—	—	—	—
Total collateral-dependent loans	$19,080	$2,749	$82	14

	December 31, 2023			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$15,440	$—	$—	5
Construction	—	—	—	—
SBA	749	220	—	4
SBA - PPP	—	—	—	—
Commercial and industrial	392	2,950	1,167	8
Dairy & livestock and agribusiness	60	—	—	1
Municipal lease finance receivables	—	—	—	—
SFR mortgage	324	—	—	1
Consumer and other loans	—	—	—	—
Total collateral-dependent loans	$16,965	$3,170	$1,167	19

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. The Bank's ACL methodology produced an allowance of $6.3 million for the off-balance sheet credit exposures as of September 30, 2024. There was a $1.3 million recapture of provision for unfunded loan commitments for the nine months ended September 30, 2024, compared to no recapture or provision for the nine months ended September 30, 2023. As of September 30, 2024 and December 31, 2023, the balance in this reserve was $6.3 million and $7.5 million, respectively, and was included in other liabilities.

Modifications of Loans to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2024. The amendments in ASU 2022-02 eliminated the recognition and measurement of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

As of September 30, 2024, total modified loans to borrowers experiencing financial difficulty of $15.8 million included 10 loans with an amortized cost totaling $8.0 million modified during the nine months ended September 30, 2024, including two dairy & livestock and agribusiness loans of $5.2 million, and eight commercial and industrial loans totaling $2.8 million.

The tables below reflect the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified as of September 30, 2024 and September 30, 2023.

	Term Extension		Combination-Term Extension and Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of Financing Receivables	Amortized Cost Basis	% of Total Class of Financing Receivables	Total
September 30, 2024
Commercial real estate loans	$1,780	0.02%	$685	0.01%	$2,465
Commercial and industrial	2,785	0.03%	169	0.00%	2,954
Dairy & livestock and agribusiness	10,350	0.12%	—	0.00%	10,350
Total	$14,916		$853		$15,769

September 30, 2023
Commercial real estate loans	$1,815	0.02%	690	0.01%	$2,505
Commercial and industrial	—	0.00%	—	0.00%	—
Dairy & livestock and agribusiness	4,799	0.05%	—	0.00%	4,799
Total	$6,614		$690		$7,304

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the three months ended September 30, 2024 and September 30, 2023.

Loan Type	Financial Effect
	Term Extension	Combination-Term Extension and Interest Rate Reduction
September 30, 2024
Commercial real estate loans	Added a weighted-average 1.9 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—
Commercial and industrial	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—
Dairy & livestock and agribusiness	Added a weighted-average 1.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—
Commercial real estate loans	—	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10% to 7.25%.
Commercial and industrial	—	Added a weighted-average 2.0 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 8.75% to 7.75%.

September 30, 2023
Commercial real estate loans	Added a weighted-average 1.0 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—
Dairy & livestock and agribusiness	Added a weighted-average 0.5 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—
Commercial real estate loans	—	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10% to 7.25%.

As of September 30, 2024, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first nine months of 2024 that subsequently defaulted. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty as of September 30, 2024.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$2,465	$—	$—
Commercial and industrial	2,954	—	—
Dairy & livestock and agribusiness	10,350	—	—
Total	$15,769	$—	$—

6. BORROWINGS

Customer Repurchase Agreements

The Bank offers a repurchase agreement product to its customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of September 30, 2024, total funds borrowed under these agreements were $394.5 million with a weighted average interest rate of 2.24%, compared to $271.6 million with a weighted average interest rate of 0.29% at December 31, 2023.

Federal Home Loan Bank Advances and Other Borrowings

As of September 30, 2024, borrowings consisted of $500.0 million of FHLB advances. The FHLB advances include maturities of $300 million, at an average cost of approximately 4.73%, maturing in May of 2026, and $200 million, at a cost of 4.27% maturing in May of 2027. During the third quarter of 2024, we repaid $1.3 billion of borrowings from the Federal Reserve's Bank Term Funding Program ("BTFP"), with a cost of 4.76%, that were scheduled to mature in January of 2025.

As of December 31, 2023, total short-term borrowings of $2.07 billion, consisted of $1.91 billion of one-year advances from the Federal Reserve's BTFP at a cost of 4.78% and $160 million of short-term FHLB advances, at an average cost of approximately 5.7%. The BTFP advances included maturities of $695 million in May and $1.2 billion in December of 2024.

At September 30, 2024, loans with a carrying value of $4.32 billion were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

At September 30, 2024 investment securities with carrying values of $1.88 billion were pledged to secure $469 million for repurchase agreements, $1.35 billion for unused borrowing capacity and approximately $58 million for other purposes as required or permitted by law.

7. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and nine months ended September 30, 2024 shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 778,000 and 1,210,000, respectively. For the three and nine months ended September 30, 2023 shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 1,096,000 and 1,100,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$51,224	$57,887	$149,858	$172,927
Less: Net earnings allocated to restricted stock	377	410	1,075	1,208
Net earnings allocated to common shareholders	$50,847	$57,477	$148,783	$171,719
Weighted average shares outstanding	138,650	138,345	138,415	138,361
Basic earnings per common share	$0.37	$0.42	$1.07	$1.24

Diluted earnings per common share:
Net income allocated to common shareholders	$50,847	$57,477	$148,783	$171,719
Weighted average shares outstanding	138,650	138,345	138,415	138,361
Incremental shares from assumed exercise of outstanding options	189	136	134	120
Diluted weighted average shares outstanding	138,839	138,481	138,549	138,481
Diluted earnings per common share	$0.37	$0.42	$1.07	$1.24

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of the dates presented.

	Carrying Value at September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$34,129	$—	$34,129	$—
Mortgage-backed securities	2,033,599	—	2,033,599	—
CMO/REMIC	371,007	—	371,007	—
Municipal bonds	25,420	—	25,420	—
Other securities	1,430	—	1,430	—
Total investment securities - AFS	2,465,585	—	2,465,585	—
Derivatives not designated as hedging instruments:
Interest rate swaps	364	—	364	—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—
Cash flow hedges: interest rate swaps	—	—	—	—
Total assets	$2,465,950	$—	$2,465,950	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$364	$—	$364	$—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	14,959	—	14,959	—
Cash flow hedges: interest rate swaps	5,329	—	5,329	—
Total liabilities	$20,652	$—	$20,652	$—

	Carrying Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$32,253	$—	$32,253	$—
Mortgage-backed securities	2,507,679	—	2,507,679	—
CMO/REMIC	389,362	—	389,362	—
Municipal bonds	25,635	—	25,635	—
Other securities	1,196	—	1,196	—
Total investment securities - AFS	2,956,125	—	2,956,125	—
Derivatives not designated as hedging instruments:
Interest rate swaps	112	—	112	—
Derivatives designated as hedging instruments:
Interest rate swaps	—	—	—	—
Total assets	$2,956,237	$—	$2,956,237	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$112	$—	$112	$—
Derivatives designated as hedging instruments:
Interest rate swaps	6,938	—	6,938	—
Total liabilities	$7,050	$—	$7,050	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at September 30, 2024 and December 31, 2023, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Nine Months Ended September 30, 2024
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$21,259	$—	$—	$21,259	$31
Construction	—	—	—	—	—
SBA	317	—	—	317	—
SBA - PPP	—	—	—	—	—
Commercial and industrial	5,778	—	—	5,778	232
Dairy & livestock and agribusiness	10,494	—	—	10,494	498
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Other real estate owned	647	—	—	647	28
Asset held-for-sale	—	—	—	—	—
Total assets	$38,495	$—	$—	$38,495	$789

	Carrying Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2023
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$18,678	$—	$—	$18,678	$2,128
Construction	—	—	—	—	—
SBA	995	—	—	995	57
SBA - PPP	—	—	—	—	—
Commercial and industrial	6,092	—	—	6,092	3,510
Dairy & livestock and agribusiness	4,700	—	—	4,700	27
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Other real estate owned	—	—	—	—	—
Asset held-for-sale	—	—	—	—	—
Total assets	$30,465	$—	$—	$30,465	$5,722

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of September 30, 2024 and December 31, 2023, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	September 30, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$453,460	$453,460	$—	$—	$453,460
Interest-earning balances due from depository institutions	24,338	—	24,338	—	24,338
Investment securities available-for-sale	2,465,585	—	2,465,585	—	2,465,585
Investment securities held-to-maturity	2,405,254	—	2,063,694	—	2,063,694
Total loans, net of allowance for credit losses	8,489,623	—	—	8,198,815	8,198,815
Derivatives not designated as hedging instruments:
Interest rate swaps	364	—	364	—	364
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—	—
Cash flow hedges: interest rate swaps	—	—	—	—	—
Liabilities
Deposits:
Interest-bearing	$4,935,665	$—	$4,932,019	$—	$4,932,019
Borrowings	894,515	—	871,786	—	871,786
Derivatives not designated as hedging instruments:
Interest rate swaps	364	—	364	—	364
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	14,959	—	14,959	—	14,959
Cash flow hedges: interest rate swaps	5,329	—	5,329	—	5,329

	December 31, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$281,285	$281,285	$—	$—	$281,285
Interest-earning balances due from depository institutions	8,216	—	8,216	—	8,216
Investment securities available-for-sale	2,956,125	—	2,956,125	—	2,956,125
Investment securities held-to-maturity	2,464,610	—	2,082,881	—	2,082,881
Total loans, net of allowance for credit losses	8,818,068	—	—	8,503,518	8,503,518
Derivatives not designated as hedging instruments:
Interest rate swaps	112	—	112	—	112
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—	—
Liabilities
Deposits:
Interest-bearing	$4,227,467	$—	$4,222,773	$—	$4,222,773
Borrowings	2,341,642	—	2,283,631	—	2,283,631
Derivatives not designated as hedging instruments:
Interest rate swaps	112	—	112	—	112
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	6,938	—	6,938	—	6,938

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2024 and December 31, 2023. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

9. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Not Designated as Hedging Instruments

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of September 30, 2024, the Bank has entered into 115 interest-rate swap agreements with customers with a notional amount totaling $364.5 million. The Bank then entered into identical offsetting swaps with counterparties. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The fair value of these instruments totaled $15.0 million and were reflected as a liability at September 30, 2024.

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

Balance Sheet Classification of Derivative Financial Instruments

As of September 30, 2024 and December 31, 2023, the notional amount, the location of the asset and liability, and their respective fair values, are summarized in the tables below.

	September 30, 2024
	Asset Derivatives			Liability Derivatives
	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$381,468	Other assets	$364	$381,468	Other liabilities	$364
Total			$364			$364

Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$1,000,000	Other assets	$—		Other liabilities	$14,959
Cash flow hedges: interest rate swaps		Other assets	—	$300,000	Other liabilities	5,329
Total			$—			$20,288

	December 31, 2023
	Asset Derivatives			Liability Derivatives
	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$394,359	Other assets	$112	$394,359	Other liabilities	$112
Total			$112			$112
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$1,000,000	Other assets	$—		Other liabilities	$6,938
Total			$—			$6,938

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statements of earnings for the periods presented.

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Derivatives Not Designated as Hedging Instruments:		(Dollars in thousands)
Interest rate swaps	Other income	$105	$—	$105	$—
Total		$105	$—	$105	$—

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gains (Losses) Recognized in Interest Income on Derivative Instruments				OCI Impact on Derivatives-Gains (Losses) recorded in OCI
		Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023	2024	2023	2024	2023
		(Dollars in thousands)				(Dollars in thousands)
Derivatives Designated as Hedging Instruments:
Fair value hedges: interest rate swaps	Interest income	$4,286	$3,790	$12,070	$4,236	$(20,430)	$9,708	$(5,671)	$17,554
Cash flow hedges: interest rate swaps	Interest expense	892	—	1,988	—	(4,869)	—	(3,754)	—
Total		$5,178	$3,790	$14,058	$4,236	$(25,299)	$9,708	$(9,425)	$17,554

10. OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	Three Months Ended September 30,
	2024			2023
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$108,634	$(32,116)	$76,518	$(130,768)	$38,660	$(92,108)
Net realized loss on investment securities reclassified into earnings	11,582	(3,424)	8,158	—	—	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	174	(52)	122	(3,096)	3,234	138
Derivatives designated as hedging instruments:
Fair value hedges:
Net change in fair value recorded in accumulated OCI	(28,688)	8,258	(20,430)	13,739	(4,031)	9,708
Cash flow hedges:
Net change in fair value recorded in accumulated OCI	(6,913)	2,044	(4,869)	—	—	—
Net change	$84,789	$(25,290)	$59,499	$(120,125)	$37,863	$(82,262)

	Nine Months Ended September 30,
	2024			2023
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$70,485	$(20,838)	$49,647	$(128,340)	$37,942	$(90,398)
Net realized loss on investment securities reclassified into earnings	11,582	(3,424)	8,158	—	—	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	512	(152)	360	714	(212)	502
Derivatives designated as hedging instruments:
Fair value hedges:
Net change in fair value recorded in accumulated OCI	(8,021)	2,350	(5,671)	24,868	(7,314)	17,554
Cash flow hedges:
Net change in fair value recorded in accumulated OCI	(5,329)	1,575	(3,754)	—	—	—
Net change	$69,229	$(20,489)	$48,740	$(102,758)	$30,416	$(72,342)

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

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with original maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. The fair value of these instruments totaled $15.0 million and were reflected as a liability on September 30, 2024.

During the first quarter of 2024, cash flow hedging transactions were executed in which $300 million notional pay-fixed interest rate swaps were consummated with maturities of three years, wherein the Company pays a weighted average fixed rate of approximately 4.2% and receives daily SOFR. The fair value of these instruments totaled $5.3 million and were reflected as a liability on September 30, 2024.

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
	(Dollars in thousands)
September 30, 2024
Financial assets:
Derivatives not designated as hedging instruments
Interest rate swaps	$364	$—	$—	$364	$—	$364
Derivatives designated as hedging instruments
Fair value hedges: interest rate swaps	—	—	—	—	—	—
Cash flow hedges: interest rate swaps	—	—	—	—	—	—
Total	$364	$—	$—	$364	$—	$364

Financial liabilities:
Derivatives not designated as hedging instruments
Interest rate swaps	$33,320	$(32,956)	$364	$32,956	$7,949	$41,269
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	14,959	—	—	14,959	—	14,959
Cash flow hedges: interest rate swaps	5,329	—	—	5,329	—	5,329
Repurchase agreements	394,515	—	394,515	—	469,027	863,542
Total	$448,123	$(32,956)	$394,879	$53,244	$476,976	$925,099

December 31, 2023
Financial assets:
Derivatives not designated as hedging instruments	$112	$—	$—	$112	$—	$112
Derivatives designated as hedging instruments	—	—	—	—	—	—
Total	$112	$—	$—	$112	$—	$112

Financial liabilities:
Derivatives not designated as hedging instruments	$42,613	$(42,501)	$112	$42,501	$(11,659)	$30,954
Derivatives designated as hedging instruments	6,938	—	—	6,938	—	6,938
Repurchase agreements	271,642	—	271,642	—	362,505	634,147
Total	$321,193	$(42,501)	$271,754	$49,439	$350,846	$672,039

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

While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$32,516	$21,655
Total lease liabilities	34,943	24,056

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$1,965	$1,832	$5,650	$5,513
Sublease income	—	—	—	—
Total lease expense	$1,965	$1,832	$5,650	$5,513

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$1,948	$1,682	$5,726	$4,951

	September 30, 2024	December 31, 2023
Lease Term and Discount Rate
Weighted average remaining lease term (years)	7.83	3.94
Weighted average discount rate	5.26%	3.48%

During the third quarter of 2024, the Bank executed sale-leaseback transactions with the sale of two properties for an aggregate sale price of $17 million. The Bank simultaneously entered into lease agreements with the respective purchasers for initial terms of 15 and 18 years with specified renewal options for each respective lease. These sale-leaseback transactions resulted in a pre-tax net gain of $9.1 million for the third quarter of 2024. The Bank also recorded ROU assets and corresponding operating lease liabilities each totaling $11.2 million.

The Company’s lease arrangements that have not yet commenced as of September 30, 2024 and the Company’s short-term lease costs and variable lease costs, for the nine months ended September 30, 2024 and 2023 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2024, excluding property taxes and insurance, are as follows:

September 30, 2024
(Dollars in thousands)
Year:
2024 (excluding the nine months ended September 30, 2024)	$2,064
2025	8,524
2026	7,438
2027	6,003
2028	4,180
Thereafter	16,988
Total future lease payments	45,197
Less: Imputed interest	(10,254)
Present value of lease liabilities	$34,943

13. REVENUE RECOGNITION

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$5,120	$5,062	$15,273	$15,244
Trust and investment services	3,565	3,246	10,217	9,475
Bankcard services	355	354	1,110	1,221
Loss on sale of investment securities	(11,582)	—	(11,582)	—
Gain on sale leaseback transactions	9,106	—	9,106	—
Gain/(loss) on sale of other investments	—	2,575	—	2,575
Other	2,771	1,524	7,213	6,818
Noninterest Income (in-scope of Topic 606)	9,335	12,761	31,337	35,333
Noninterest Income (out-of-scope of Topic 606)	3,499	1,548	10,034	4,834
Total noninterest income	$12,834	$14,309	$41,371	$40,167

Refer to Note 3 – Summary of Significant Accounting Policies and Note 23 – Revenue Recognition, included in our Annual Report on Form 10-K for the year ended December 31, 2023 for a more detailed discussion about noninterest revenue streams that are in-scope of Topic 606.

14. SUBSEQUENT EVENTS

Subsequent to September 30, 2024, the Bank executed sale-leaseback transactions during October of 2024, with the sale of two buildings for an aggregate sale price of approximately $30 million. These building sales resulted in a combined pre-tax net gain of $16.8 million.

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

Recently Issued Accounting Pronouncements but Not Adopted as of September 30, 2024

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

OVERVIEW

For the third quarter of 2024, we reported net earnings of $51.2 million, compared with $50.0 million for the second quarter of 2024 and $57.9 million for the third quarter of 2023. Diluted earnings per share were $0.37 for the third quarter, compared to $0.36 for the prior quarter and $0.42 for the same period last year. Net income of $51.2 million for the third quarter of 2024 produced an annualized return on average equity (“ROAE”) of 9.40%, an annualized return on average tangible common equity (“ROATCE”) of 14.93%, and an annualized return on average assets (“ROAA”) of 1.23%. Our net interest margin, tax equivalent (“NIM”), was 3.05% for the third quarter of 2024, while our efficiency ratio was 46.53%.

Net interest income was $113.6 million for the third quarter of 2024. This represented a $2.8 million, or 2.50%, increase from the second quarter of 2024, and a $9.8 million, or 7.90%, decrease from the third quarter of 2023. The quarter-over-quarter increase in net interest income was primarily due to a $7.0 million increase in interest income resulting from a $513 million average increase in our interest-earning balances due from the Federal Reserve, partially offset by a $3.8 million increase in interest on deposits. The decline in net interest income compared to the third quarter of 2023 was primarily due to a 26 basis point decline in net interest margin.

Noninterest income was $12.8 million for the third quarter of 2024, compared with $14.4 million for the second quarter of 2024 and $14.3 million for the third quarter of 2023. During the third quarter of 2024, the Bank executed sale-leaseback transactions with the sale of two buildings, which operate as Banking Centers, and were simultaneously leased back, resulting in a pre-tax net gain of $9.1 million. The gains on selling the buildings were offset by realizing a pre-tax net loss of $11.6 million on the sale of $312 million of AFS securities. Third quarter income from Bank Owned Life Insurance (“BOLI”) increased by $557,000 from the second quarter of 2024 and increased by $2 million compared to the third quarter of 2023. We recognized $320,000 in death benefits that exceeded the asset value on certain policies in the third quarter of 2024, compared to no death benefits in the second quarter of 2024 and no death benefits in the third quarter of 2023. The year-over-year increase of $2 million in BOLI income was primarily due to the restructuring and enhancements in BOLI policies during the fourth quarter of 2023.

Noninterest expense for the third quarter of 2024 was $58.8 million, compared to $56.5 million for the second quarter of 2024 and $55.0 million for the third quarter of 2023. The $2.3 million quarter-over-quarter increase included a $1.2 million increase in staff related expense, as annual salary increases took effect in July. The $690,000 quarter-over-quarter increase in regulatory assessments was due to the $700,000 accrual adjustment in the second quarter of 2024 related the FDIC special assessment. There was a $750,000 recapture of provision for unfunded loan commitments in the third quarter of 2024, compared to a $500,000 recapture of provision in the second quarter of 2024 and $900,000 recaptured in the third quarter of 2023. The $3.8 million increase in noninterest expense for the third quarter of 2024 compared to the third quarter of 2023 included increased staff related expenses of $1.9 million, or 5.48%. Compared to the third quarter of 2023, professional services increased $738,000, including a $627,000 increase in legal expense, and occupancy and equipment expense increased by $586,000.

At September 30, 2024, total assets of $15.40 billion decreased by $617.8 million, or 3.86%, from total assets of $16.02 billion at December 31, 2023. Interest-earning assets of $13.74 billion at September 30, 2024 decreased by $723.2 million, or 5.0%, when compared with $14.46 billion at December 31, 2023. The decrease in interest-earning assets was primarily due to a $549.9 million decrease in investment securities, and a $328.4 million decrease in net loans, partially offset by a $142.9 million increase in interest-earning balances due from the Federal Reserve.

During the third quarter of 2024, the Bank executed sale-leaseback transactions with the sale of two buildings, that are utilized as Banking Centers, for an aggregate sale price of $17 million. The Bank simultaneously entered into lease agreements with the respective purchasers for initial terms of 15 and 18 years. These sale-leaseback transactions resulted in a pre-tax net gain of $9.1 million for the third quarter of 2024. The Bank also recorded Right of Use (“ROU”) assets and corresponding operating lease liabilities each totaling $11.2 million.

Total investment securities were $4.87 billion at September 30, 2024, a decrease of $549.9 million, or 10.14%, from $5.42 billion at December 31, 2023. At September 30, 2024, investment securities held-to-maturity (“HTM”) totaled $2.41 billion, a $59.4 million, or 2.41%, decline from December 31, 2023. At September 30, 2024, investment securities available-for-sale (“AFS”) totaled $2.47 billion, inclusive of a pre-tax net unrealized loss of $367.7 million. AFS securities decreased by $490.5 million, or 16.59%, from $2.96 billion at December 31, 2023, including the impact of the sale of $312 million of AFS securities, during the third quarter of 2024. The sale of these securities resulted in a net pre-tax loss of $11.6 million. The pre-tax unrealized loss declined by $82.1 million from December 31, 2023. Fair value hedges in which $1 billion notional pay-fixed interest rate swaps with maturities ranging from 2027 to 2028, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR, had a fair value totaling

$15.0 million and were reflected as a liability at September 30, 2024. The fair value of these pay fixed interest rate swaps decreased by $8.0 million from December 31, 2023. Our tax equivalent yield on investments was 2.67% for the quarter ended September 30, 2024, compared to 2.71% for the second quarter of 2024 and 2.64% for the third quarter of 2023.

Total loans and leases, at amortized cost, of $8.57 billion at September 30, 2024, decreased by $332.3 million, or 3.73%, from December 31, 2023. The decrease in total loans included decreases of $165.9 million in commercial real estate loans, $70.5 million in dairy & livestock and agribusiness loans, $52.0 million in construction loans, and $33.4 million in commercial and industrial loans. The decline in dairy & livestock loans primarily relates to the seasonal peak in line utilization at the end of every calendar year, demonstrated by a decline in utilization from 80% at December 31, 2023 to 71% at September 30, 2024. Our yield on loans was 5.31% for the quarter ended September 30, 2024, compared to 5.26% for the quarter ended June 30, 2024 and 5.07% for the third quarter of 2023.

The allowance for credit losses totaled $82.9 million at September 30, 2024, compared to $86.8 million at December 31, 2023. There was no provision for credit losses in the first three quarters of 2024. The decline in the allowance was due to $4 million of net charge-offs in the first quarter of 2024, primarily due to two borrowers in which specific loan loss reserves were previously established in 2023.

Noninterest-bearing deposits were $7.14 billion at September 30, 2024, a decrease of $69.4 million, or 0.96%, when compared to $7.21 billion at December 31, 2023. At September 30, 2024, noninterest-bearing deposits were 59.12% of total deposits, compared to 63.03% at December 31, 2023.

Interest-bearing deposits were $4.94 billion at September 30, 2024, an increase of $708.2 million, or 16.75%, when compared to $4.23 billion at December 31, 2023. The increase in interest-bearing deposits included $400 million in new brokered time deposits issued during the first quarter of 2024. These brokered time deposits mature every 90 days. $300 million of these time deposits were combined with $300 million in cash flow hedges during the first quarter of 2024, resulting in a fixed rate of approximately 4.2%. Customer repurchase agreements totaled $394.5 million at September 30, 2024, compared to $271.6 million at December 31, 2023. Our average cost of total deposits including customer repurchase agreements was 1.01% for the quarter ended September 30, 2024, compared to 0.87% for the quarter ended June 30, 2024 and 0.51% for the third quarter of 2023.

At September 30, 2024, total borrowings consisted of $500 million of FHLB advances. The FHLB advances include maturities of $300 million, at an average cost of approximately 4.73%, maturing in May of 2026, and $200 million, at a cost of 4.27% maturing in May of 2027. During the third quarter of 2024, we repaid $1.3 billion of borrowings from the Federal Reserve’s Bank Term Funding Program, with a cost of 4.76%, that were scheduled to mature in January of 2025.

The Company’s total equity was $2.20 billion at September 30, 2024. This represented an overall increase of $119.9 million from total equity of $2.08 billion at December 31, 2023. Increases to equity included $149.9 million in net earnings and a $48.7 million increase in other comprehensive income from the tax effected impact of the net increase in market value of available-for-sale securities, that were partially offset by $83.9 million in cash dividends. We engaged in no stock repurchases during the first nine months of 2024. Our tangible book value per share at September 30, 2024 was $10.17.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of September 30, 2024, the Company’s Tier 1 leverage capital ratio was 10.60%, common equity Tier 1 ratio was 15.77%, Tier 1 risk-based capital ratio was 15.77%, and total risk-based capital ratio was 16.59%. Refer to our Analysis of Financial Condition – Capital Resources.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended		Variance
	September 30,	June 30,
	2024	2024	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$113,619	$110,849	$2,770	2.50%
Provision for credit losses	—	—	—	—
Noninterest income	12,834	14,424	(1,590)	-11.02%
Noninterest expense	(58,835)	(56,497)	(2,338)	-4.14%
Income taxes	(16,394)	(18,741)	2,347	12.52%
Net earnings	$51,224	$50,035	$1,189	2.38%
Earnings per common share:
Basic	$0.37	$0.36	$0.01
Diluted	$0.37	$0.36	$0.01
Return on average assets	1.23%	1.24%	-0.01%
Return on average shareholders' equity	9.40%	9.57%	-0.17%
Efficiency ratio	46.53%	45.10%	1.43%
Noninterest expense to average assets	1.42%	1.40%	0.02%

	Three Months Ended
	September 30,		Variance
	2024	2023	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$113,619	$123,371	$(9,752)	-7.90%
Provision for credit losses	—	(2,000)	2,000	100.00%
Noninterest income	12,834	14,309	(1,475)	-10.31%
Noninterest expense	(58,835)	(55,058)	(3,777)	-6.86%
Income taxes	(16,394)	(22,735)	6,341	27.89%
Net earnings	$51,224	$57,887	$(6,663)	-11.51%
Earnings per common share:
Basic	$0.37	$0.42	$(0.05)
Diluted	$0.37	$0.42	$(0.05)
Return on average assets	1.23%	1.40%	-0.17%
Return on average shareholders' equity	9.40%	11.33%	-1.93%
Efficiency ratio	46.53%	39.99%	6.54%
Noninterest expense to average assets	1.42%	1.33%	0.09%

	Nine Months Ended
	September 30,		Variance
	2024	2023	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$336,929	$368,634	$(31,705)	-8.60%
Provision for credit losses	—	(4,000)	4,000	-100.00%
Noninterest income	41,371	40,167	1,204	3.00%
Noninterest expense	(175,103)	(163,956)	(11,147)	-6.80%
Income taxes	(53,339)	(67,918)	14,579	21.47%
Net earnings	$149,858	$172,927	$(23,069)	-13.34%
Earnings per common share:
Basic	$1.07	$1.24	$(0.17)
Diluted	$1.07	$1.24	$(0.17)
Return on average assets	1.23%	1.41%	-0.18%
Return on average shareholders' equity	9.43%	11.50%	-2.07%
Efficiency ratio	46.29%	40.11%	6.18%
Noninterest expense to average assets	1.43%	1.34%	0.09%

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2024	2024	2023	2024	2023
	(Dollars in thousands)
Net Income	$51,224	$50,035	$57,887	$149,858	$172,927
Add: Amortization of intangible assets	1,286	1,437	1,567	4,161	5,006
Less: Tax effect of amortization of intangible assets [1]	(380)	(425)	(463)	(1,230)	(1,480)
Tangible net income	$52,130	$51,047	$58,991	$152,789	$176,453

Average stockholders' equity	$2,166,793	$2,102,466	$2,027,030	$2,122,870	$2,011,172
Less: Average goodwill	(765,822)	(765,822)	(765,822)	(765,822)	(765,822)
Less: Average intangible assets	(11,819)	(13,258)	(17,526)	(13,216)	(19,256)
Average tangible common equity	$1,389,152	$1,323,386	$1,243,682	$1,343,832	$1,226,094

Return on average equity, annualized [2]	9.40%	9.57%	11.33%	9.43%	11.50%
Return on average tangible common equity, annualized [2]	14.93%	15.51%	18.82%	15.19%	19.24%

(1)
Tax effected at respective statutory rates.
(2)
Annualized where applicable.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the three and nine months ended September 30, 2024 and 2023. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

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
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,637,216	$20,010	3.03%	$3,015,614	$22,272	2.95%
Tax-advantaged	24,774	168	3.25%	25,351	169	3.19%
Held-to-maturity securities:
Taxable	2,046,987	10,896	2.13%	2,121,571	11,139	2.10%
Tax-advantaged	371,056	2,388	3.11%	380,054	2,437	3.10%
Investment in FHLB stock	18,012	375	8.28%	21,560	598	11.00%
Interest-earning deposits with other institutions	1,232,551	16,986	5.48%	473,391	6,422	5.38%
Loans (2)	8,605,270	114,929	5.31%	8,862,462	113,190	5.07%
Total interest-earning assets	14,935,866	165,752	4.43%	14,900,003	156,227	4.18%
Total noninterest-earning assets	1,577,295			1,533,575
Total assets	$16,513,161			$16,433,578

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,189,345	$23,427	2.22%	$4,459,967	$15,670	1.39%
Time deposits	741,875	6,394	3.43%	309,930	847	1.08%
Total interest-bearing deposits	4,931,220	29,821	2.41%	4,769,897	16,517	1.37%
FHLB advances, other borrowings, and customer repurchase agreements	2,093,364	22,312	4.24%	1,658,907	16,339	3.91%
Interest-bearing liabilities	7,024,584	52,133	2.95%	6,428,804	32,856	2.03%
Noninterest-bearing deposits	7,124,952			7,813,120
Other liabilities	196,832			164,624
Stockholders' equity	2,166,793			2,027,030
Total liabilities and stockholders' equity	$16,513,161			$16,433,578

Net interest income		$113,619			$123,371

Net interest spread - tax equivalent			1.48%			2.15%
Net interest margin			3.03%			3.29%
Net interest margin - tax equivalent			3.05%			3.31%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the three months ended September 30, 2024 and 2023. The non TE rates were 2.63% and 2.60% for the three months ended September 30, 2024 and 2023, respectively.
(2)
Includes loan fees of $748,000 and $763,000 for the three months ended September 30, 2024 and 2023, respectively. Prepayment penalty fees of $830,000 and $373,000 are included in interest income for the three months ended September 30, 2024 and 2023, respectively.
(3)
Includes interest-bearing demand and money market accounts.

	Nine Months Ended September 30,
	2024			2023
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,750,063	$62,347	3.02%	$3,113,643	$60,887	2.61%
Tax-advantaged	24,918	502	3.22%	25,726	506	3.14%
Held-to-maturity securities:
Taxable	2,065,950	32,930	2.13%	2,143,195	33,939	2.11%
Tax-advantaged	373,477	7,201	3.11%	381,604	7,333	3.10%
Investment in FHLB stock	18,012	1,171	8.68%	27,460	1,430	6.96%
Interest-earning deposits with other institutions	799,443	32,884	5.49%	293,203	11,583	5.28%
Loans (2)	8,720,058	345,478	5.29%	8,905,697	332,574	4.99%
Total interest-earning assets	14,751,921	482,513	4.38%	14,890,528	448,252	4.04%
Total noninterest-earning assets	15,814,501			1,522,286
Total assets	$16,333,372			$16,412,814

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,064,625	$61,844	2.03%	$4,327,906	$31,268	0.97%
Time deposits	640,941	15,322	3.19%	296,942	1,379	0.62%
Total interest-bearing deposits	4,705,566	77,166	2.19%	4,624,848	32,647	0.94%
FHLB advances, other borrowings, and customer repurchase agreements	2,177,051	68,418	4.20%	1,734,999	46,971	3.62%
Interest-bearing liabilities	6,882,617	145,584	2.83%	6,359,847	79,618	1.67%
Noninterest-bearing deposits	7,153,557			7,908,749
Other liabilities	174,328			133,046
Stockholders' equity	2,122,870			2,011,172
Total liabilities and stockholders' equity	$16,333,372			$16,412,814

Net interest income		$336,929			$368,634

Net interest spread - tax equivalent			1.56%			2.36%
Net interest margin			3.05%			3.31%
Net interest margin - tax equivalent			3.06%			3.32%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the nine months ended September 30, 2024 and 2023. The non TE rates were 2.63% and 2.42% for the nine months ended September 30, 2024 and 2023 respectively.
(2)
Includes loan fees of $2.2 million and $2.4 million for nine months ended September 30, 2024 and 2023, respectively. Prepayment penalty fees of $1.9 million and $1.6 million are included in interest income for the nine months ended September 30, 2024 and 2023, respectively.
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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended September 30,
	2024 Compared to 2023
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(2,806)	$618	$(74)	$(2,262)
Tax-advantaged investment securities	(4)	3	—	(1)
Held-to-maturity securities:
Taxable investment securities	(394)	155	(4)	(243)
Tax-advantaged investment securities	(58)	9	—	(49)
Investment in FHLB stock	(98)	(147)	22	(223)
Interest-earning deposits with other institutions	10,271	119	174	10,564
Loans	(3,276)	5,478	(463)	1,739
Total interest income	3,635	6,235	(345)	9,525

Interest expense:
Savings deposits	(948)	9,313	(608)	7,757
Time deposits	1,177	1,827	2,543	5,547
FHLB advances, other borrowings, and customer repurchase agreements	4,267	1,387	319	5,973
Total interest expense	4,496	12,527	2,254	19,277
Net interest income	$(861)	$(6,292)	$(2,599)	$(9,752)

	Comparison of Nine Months Ended September 30,
	2024 Compared to 2023
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(9,490)	$12,968	$(2,018)	$1,460
Tax-advantaged investment securities	(21)	16	1	(4)
Held-to-maturity securities:
Taxable investment securities	(1,631)	296	326	(1,009)
Tax-advantaged investment securities	(208)	33	43	(132)
Investment in FHLB stock	(658)	473	(74)	(259)
Interest-earning deposits with other institutions	26,739	624	(6,062)	21,301
Loans	(9,268)	26,658	(4,486)	12,904
Total interest income	5,463	41,068	(12,270)	34,261

Interest expense:
Savings deposits	(2,543)	46,155	(13,036)	30,576
Time deposits	2,136	7,638	4,169	13,943
FHLB advances, other borrowings, and customer repurchase agreements	16,001	10,034	(4,588)	21,447
Total interest expense	15,594	63,827	(13,455)	65,966
Net interest income	$(10,131)	$(22,759)	$1,185	$(31,705)

Third Quarter of 2024 Compared to the Third Quarter of 2023

Net interest income, before provision for credit losses, of $113.6 million for the third quarter of 2024 decreased by $9.8 million, or 7.90%, from the third quarter of 2023. The decline in net interest income compared to the third quarter of 2023 was primarily due to a 26 basis point decline in net interest margin. The decline in net interest margin was the result of a 55 basis point increase in funding costs, which was partially offset by a 25 basis point increase in the average earning asset yield. The increase in earning asset yield was positively impacted by a 24 basis point increase in loan yields and a modest change in the mix of assets, with higher yielding balances at the Federal Reserve increasing and the lower yielding investment portfolio declining. Compared to the third quarter of 2023, the average balance of investment securities decreased by $462.6 million, declining from 37% to 34% of total earning assets. Conversely, the average amount of funds held at the Federal Reserve increased by $748.8 million, growing from 3.1% of total earning assets in the third quarter of 2023 to 8.2% for the third quarter of 2024.

Total interest income of $165.8 million grew by $9.5 million, or 6.10%, when compared to the third quarter of 2023. This increase was primarily due to a 25 basis point expansion of the yield on earning assets. Average loan balances declined by $257.2 million. Loan yields grew from 5.07% for the third quarter of 2023 to 5.31% for the third quarter of 2024. Likewise, the yield on investment securities increased by 3 basis points from the prior year, including the $496,000 increase in interest income associated with fair value hedges executed in June of 2023.

Total interest income and fees on loans for the third quarter of 2024 was $114.9 million, an increase of $1.7 million, or 1.54%, from the third quarter of 2023. This increase in income was primarily due to higher loan yields, which grew from 5.07% in the third quarter of 2023 to 5.31% in the second quarter of 2024. Loan yields grew year-over-year, as rising interest rates contributed to an increase in yields on loans indexed to the Prime rate or other short-term indexes, as well as higher rates from newly originated loans.

Interest income from investment securities was $33.5 million, a decrease of $2.6 million, or 7.09%, from the third quarter of 2023. The decrease was driven by a $462.6 million decline in the average balance of investment on securities, including the impact from the sale of $312 million of AFS securities during the third quarter of 2024. The three basis point increase in yield includes the positive carry on the fair value hedges executed in late June of 2023, which resulted in $4.3 million of interest income in the third quarter of 2024, compared to $3.8 million in the third quarter of 2023. Excluding the impact of these swaps, interest income on investment securities would have declined by $3.1 million.

Interest expense of $52.1 million for the third quarter of 2024, increased $19.3 million, compared to the third quarter of 2023. Total cost of funds of 1.47% for the third quarter of 2024 increased from 0.92% for the year ago quarter. This 55 basis point increase in cost of funds was primarily the result of a 104 basis point increase in the cost of total interest-bearing deposits. Interest expense on time deposits grew by $5.5 million, as total time deposits grew by $431.9 million on average over the prior year quarter, including the impact from adding $400 million of brokered time deposits during the first quarter of 2024. Interest expense for non-maturity interest-bearing deposits, increased by $7.8 million over the third quarter of 2023, as a $270.6 million decline in the average balance of these deposits was offset by an increase in the cost of these interest-bearing deposits from 1.39% in the prior year quarter to 2.22% for the third quarter of 2024. Average noninterest-bearing deposits were 59.10% of total deposits for the third quarter of 2024, compared to 62.09% for the third quarter of 2023. Interest expense on borrowings increased by $4.6 million, compared to the third quarter of 2023, due to an increase in average borrowings of $411.3 million, which had an average borrowing cost of 4.77% in the third quarter of 2024, compared to 4.84% in the prior year quarter.

Nine Months of 2024 Compared to Nine Months of 2023

Net interest income, before provision for credit losses, was $336.9 million for the nine months ended September 30, 2024, a decrease of $31.7 million, or 8.6%, compared to $368.6 million for the same period of 2023. Interest-earning assets decreased on average by $138.6 million, or 0.93%, from $14.89 billion for the nine months ended September 30, 2023 to $14.75 billion for the same period in the current year. Our net interest margin (TE) was 3.06% for the first nine months of 2024, compared to 3.32% for the same period of 2023.

Total interest income of $482.5 million for the nine months ended September 30, 2024, was $34.3 million, or 7.64%, higher than the same period of 2023. This increase was primarily due to a 34 basis point expansion of the yield on earning assets, which offset a $138.6 million decline in average earning assets. The $138.6 million year-over-year decrease in average earning assets resulted from a decline of $449.8 million in average investment securities and a $185.6 million decrease in our average loan balances, offset by a $500.7 million increase the average amount of funds held at the Federal Reserve. The 34 basis point increase in the average earning asset yield compared to the first nine months of 2023 resulted from both a 30 basis point increase in loan yields and a $7.8 million increase in interest income from the fair value hedges that were initiated in June of 2023. The fair value hedges impacted the yield on investment securities, resulting in an increase from 2.42% for the first nine months of 2023 to 2.63% for the nine months ended September 30, 2024. Interest income from funds deposited at the Federal Reserve increased by $12.9 million, primary due to a $500.7 million increase in average balances at the Federal Reserve.

Total interest income and fees on loans for the nine months ended September 30, 2024, was $345.5 million, an increase of $12.9 million, or 3.88%, when compared to the same period of 2023. This increase in income was due to higher loan yields, which grew year-over-year, as rising interest rates contributed to an increase in yields from 4.99% for the first nine months of 2023 to 5.29% for the same period of 2024.

Interest income from investment securities of $103.0 million for the nine months ended September 30, 2024, increased $315,000 from $102.7 million for the first nine months of 2023. This increase was driven by a 22 basis point increase in the yield on securities, compared to the first nine months of 2023. The increase in yield includes the positive carry on the fair value hedges executed in late June of 2023. Excluding the impact of these swaps, interest income on investment securities would have declined by $7.5 million, as average investment securities decreased by $449.8 million when compared with the third quarter of 2023.

Interest expense of $145.6 million for the nine months ended September 30, 2024, increased by $66.0 million from the same period of 2023. Total cost of funds for the first nine months of 2024 was 1.39%, compared with 0.75% for the same period of 2023. Noninterest-bearing deposits for the nine months ending September 30, 2024, declined on average by $755.2 million, compared to the first nine months of 2023, but continued to represent more than 60% of total average deposits for the nine month period. Average noninterest-bearing deposits represented 60.32% of our total deposits for the nine months ended September 30, 2024, compared to 63.10% for the same period of 2023. The rate on interest-bearing deposits for the first nine months of 2024 increased by 125 basis points from the same period in 2023. Time deposits increased on average between the two periods by $344.0 million, with the cost of time deposits increasing from 0.62% in the prior year period to 3.19% for the first nine months of 2024. The $13.9 million increase in interest expense on time deposits was driven by the addition of $400 million in brokered time deposits during the first quarter of 2024. Non-maturity interest-bearing deposits declined on average from the prior year period by $263.3 million, while the cost of these deposits increased by 1.06%, resulting in a $30.6 million increase in interest expense. Average borrowings for the first nine months of 2024 were $1.86 billion at a cost of 4.76%, compared with 4.86% on $1.27 billion of borrowings for the same period of 2023, resulting in a $19.9 million increase in interest expense.

Provision for (Recapture of) Credit Losses

The provision for (recapture of) credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan portfolio as of the balance sheet date.

There was no provision for credit losses in the third quarter of 2024, compared to $2.0 million in provision in the third quarter of 2023. Net recoveries for the third quarter of 2024 were $156,000, compared to $28,000 in the third quarter of 2023. Allowance for credit losses represented 0.97% of total loans at September 30, 2024, compared to 0.98% at December 31, 2024 and 1.00% at September 30, 2023.

There was no provision for credit losses for the nine months ended September 30, 2024, compared to $4.0 million in provision for credit losses for the same period of 2023. We experienced credit charge-offs of $4.3 million and total recoveries of $444,000, resulting in net charge-offs of $3.9 million for 2024 year-to-date. For the nine months ended September 30, 2023, we experienced credit charge-offs of $224,000 and total recoveries of $102,000, resulting in net charge-offs of $122,000. Refer to the discussion of “Allowance for Credit Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which affect the Company’s service areas or other circumstances will or will not be reflected in future changes in the level of our allowance for credit losses and the resulting provision or recapture of provision for credit losses. The process to estimate the allowance for credit losses requires considerable judgment and our economic forecasts may continue to vary due to the uncertainty of the future impact from the recent rise in interest rates, geopolitical events, and the continued inflationary pressures will have on future interest rates, unemployment, the overall economy and resulting impact on our customers. See “Allowance for Credit Losses” under Analysis of Financial Condition herein.

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

The following table sets forth the various components of noninterest income for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2024	2023	$	%	2024	2023	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$5,120	$5,062	$58	1.15%	$15,273	$15,244	$29	0.19%
Trust and investment services	3,565	3,246	319	9.83%	10,217	9,475	742	7.83%
Bankcard services	355	354	1	0.28%	1,110	1,221	(111)	-9.09%
BOLI income	3,499	1,548	1,951	126.03%	10,034	4,834	5,200	107.57%
Swap fee income	—	—	—	—	—	632	(632)	-100.00%
Loss on sale of AFS investment securities	(11,582)	—	(11,582)	—	(11,582)	—	(11,582)	—
Gain on sale leaseback transactions	9,106	—	9,106	—	9,106	—	9,106	—
Gain/(loss) on sale of other investments	—	2,575	(2,575)	-100.00%	—	2,575	(2,575)	-100.00%
Other	2,771	1,524	1,247	81.82%	7,213	6,186	1,027	16.60%
Total noninterest income	$12,834	$14,309	$(1,475)	-10.31%	$41,371	$40,167	$1,204	3.00%

Third Quarter of 2024 Compared to the Third Quarter of 2023

During the third quarter of 2024, the Bank executed sale-leaseback transactions with the sale of two buildings, which operate as Banking Centers, and were simultaneously leased back, resulting in a pre-tax net gain of $9.1 million. The gains on selling the buildings were offset by realizing a pre-tax net loss of $11.6 million on the sale of $312 million of AFS securities. Third quarter income from BOLI increased $2 million, primarily due to the restructuring and enhancements in our BOLI policies completed in the fourth quarter of 2023. Third quarter 2024 noninterest income was approximately $2.6 million lower than the prior year period due to income from an equity fund distribution, related to a CRA investment, that occurred in the third quarter of 2023 .Other income in the third quarter of 2024 included an increase of approximately $1.0 million related to changes in the net asset value of certain CRA equity investments.

Trust and Investment Services represents our CitizensTrust group. The CitizensTrust group is made up of wealth management and investment services. They provide a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At September 30, 2024, CitizensTrust had approximately $4.7 billion in assets under management and administration, including $3.3 billion in assets under management. CitizensTrust generated fees of $3.6 million for the third quarter of 2024, compared to $3.2 million for the same period of 2023.

The increase in BOLI income was primarily due to the restructuring and enhancements in our BOLI policies in the fourth quarter of 2023. We recognized $320,000 in death benefits that exceeded the asset value on certain policies in the third quarter of 2024, compared with no death benefits in the third quarter of 2023. As a result of the restructuring and enhancements in BOLI policies during the fourth quarter of 2023, the income derived from increases in the cash-surrender value of the policies was $1.5 million higher in the third quarter of 2024, when compared to the third quarter of 2023.

Nine Months of 2024 Compared to Nine Months of 2023

The $5.2 million year-over-year increase in BOLI income was primarily due to the restructuring and enhancements in our BOLI policies in the fourth quarter of 2023. Trust and investment fees grew by $742,000 or 7.83% due to increased assets under management. The swap related fees reflected in 2023 resulted from the conversion to SOFR of all of our previously originated interest rate swaps indexed to LIBOR, resulting in a $600,000 period-over-period decline in these fees.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2024	2023	$	%	2024	2023	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$36,647	$34,744	$1,903	5.48%	$108,474	$103,539	$4,935	4.77%
Occupancy	4,997	4,730	267	5.64%	14,232	13,915	317	2.28%
Equipment	1,207	888	319	35.92%	3,309	2,670	639	23.93%
Professional services	2,855	2,117	738	34.86%	7,836	6,375	1,461	22.92%
Computer software expense	3,906	3,648	258	7.07%	11,380	10,372	1,008	9.72%
Marketing and promotion	1,964	1,628	336	20.64%	5,550	4,664	886	19.00%
Amortization of intangible assets	1,286	1,567	(281)	-17.93%	4,161	5,006	(845)	-16.88%
Telecommunications expense	479	496	(17)	-3.43%	1,461	1,518	(57)	-3.75%
Regulatory assessments	2,104	2,181	(77)	-3.53%	7,963	6,417	1,546	24.09%
Insurance	507	504	3	0.60%	1,523	1,515	8	0.53%
Loan expense	72	364	(292)	-80.22%	537	845	(308)	-36.45%
OREO expense	3	—	3	—	97	—	97	—
(Recapture of) provision for unfunded loan commitments	(750)	(900)	150	16.67%	(1,250)	—	(1,250)	—
Directors' expenses	306	361	(55)	-15.24%	961	870	91	10.46%
Stationery and supplies	248	280	(32)	-11.43%	717	773	(56)	-7.24%
Other	3,004	2,450	554	22.61%	8,152	5,477	2,675	48.84%
Total noninterest expense	$58,835	$55,058	$3,777	6.86%	$175,103	$163,956	$11,147	6.80%

Noninterest expense to average assets	1.42%	1.33%			1.43%	1.34%
Efficiency ratio (1)	46.53%	39.99%			46.29%	40.11%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.42% for the third quarter of 2024, compared to 1.33% for the third quarter of 2023.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 46.53% for the third quarter of 2024, compared to 39.99% for the third quarter of 2023.

Third Quarter of 2024 Compared to the Third Quarter of 2023

Noninterest expense of $58.8 million for the third quarter of 2024, was $3.8 million, or 6.86% higher than the third quarter of 2023. The $3.8 million increase in noninterest expense year-over-year included increased staff related expenses of $1.9 million, or 5.48%. Professional services increased $738,000, including a $627,000 increase in legal expense year-over-year. Occupancy and equipment expense increased by $586,000, or 10.43%, and software expense increased $258,000, or 7.07%, year-over-year. Occupancy expense grew by $267,000, or 5.64%, when compared with the prior year quarter, including the impact of the higher occupancy costs for the two Banking Centers involved in the sale leaseback transactions.

Nine Months of 2024 Compared to Nine Months of 2023

Noninterest expense of $175.1 million for the first nine months of 2024 was $11.1 million higher than the prior year period. Year-over-year increases included a $4.9 million increase in salaries and employee benefits primarily due to inflationary pressures on salary and benefits. The $1.5 million net increase in the FDIC accrual year-over-year was the result of the FDIC increasing its initial estimate of losses from last year’s bank failures. Marketing and promotion expense increased by $886,000 primarily due to $600,000 in higher donations in the first nine months of 2024. Year-over-year expense increases included $1.0 million in higher data processing costs from new technology investments, a $614,000 increase in deferred compensation expense, and a $1.4 million increase in legal expense. The first nine month of 2024 included a $1.3 million in recapture of provision for unfunded loan commitments, compared to no provision for the same period of 2023. As a percentage of average assets, noninterest expense was 1.43% for the nine months ended September 30, 2024, compared to 1.34% for the same period of 2023. For the nine months ended September 30, 2024, the efficiency ratio was 46.29%, compared to 40.11% for the same period of 2023.

Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2024 was 24.25% and 26.25%, respectively, compared to 28.20% for both the three and nine months ended September 30, 2023. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income from municipal securities and BOLI, as well as available tax credits. Investments in tax credits and higher BOLI income were the primary drivers of the lower effective tax rate in 2024.

The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $15.40 billion at September 30, 2024 decreased by $617.8 million, or 3.86%, from total assets of $16.02 billion at December 31, 2023. Interest-earning assets of $13.74 billion at September 30, 2024 decreased by $723.2 million, or 5.0%, when compared with $14.46 billion at December 31, 2023. The decrease in interest-earning assets was primarily due to a $549.9 million decrease in investment securities and a $332.3 million decrease in total loans, partially offset by a $142.9 million increase in interest-earning balances due from the Federal Reserve.

Total liabilities were $13.21 billion at September 30, 2024, a decrease of $737.6 million, or 5.29%, from total liabilities of $13.94 billion at December 31, 2023. The $638.8 million increase in total deposits at September 30, 2024 included the addition of $400 million in brokered time deposits. These brokered time deposits mature every 90 days, including $300 million of these deposits that were issued in connection with cash flow hedges during the first quarter of 2024. The result of these hedged time deposits is a weighted average fixed rate of approximately 4.2%. Borrowings decreased by $1.57 billion from December 31, 2023, as $2.1 billion of borrowings from the Federal Reserve’s Bank Term Funding Program were paid-off and $500 million of FHLB advances were issued. At September 30, 2024, total borrowings consisted of $500 million of FHLB advances. The FHLB advances include maturities of $300 million, at an average cost of approximately 4.73%, maturing in May of 2026, and $200 million, at a cost of 4.27% maturing in May of 2027. During the third quarter of 2024, we repaid $1.3 billion of borrowings from the Federal Reserve’s Bank Term Funding Program, with a cost of 4.76%, that were scheduled to mature in January of 2025.

Total equity increased $119.9 million to $2.20 billion at September 30, 2024, compared to total equity of $2.08 billion at December 31, 2023. Increases to equity included $149.9 million in net earnings and a $48.7 million increase in other comprehensive income, that were partially offset by $83.9 million in cash dividends. We engaged in no stock repurchases during the first nine months of 2024. Our tangible book value per share at September 30, 2024 was $10.17.

Sale-Leaseback Transactions

During the third quarter of 2024, the Bank executed sale-leaseback transactions with the sale of two buildings, that are utilized as Banking Centers, for an aggregate sale price of $17 million. The Bank simultaneously entered into lease agreements with the respective purchasers for initial terms of 15 and 18 years. These sale-leaseback transactions resulted in a pre-tax net gain of $9.1 million for the third quarter of 2024. The Bank also recorded ROU assets and corresponding operating lease liabilities each totaling $11.2 million.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At September 30, 2024, total investment securities were $4.87 billion. This represented a decrease of $549.9 million, or 10.14%, from $5.42 billion at December 31, 2023. The overall decrease in investment securities was primarily due to a $490.5 million decline in our AFS securities. Concurrent with the sale-leaseback transactions during the third quarter of 2024, the Bank sold AFS securities with a book value of $312 million, resulting in a net pre-tax loss of $11.6 million.

At September 30, 2024, our AFS investment securities totaled $2.47 billion, inclusive of a pre-tax net unrealized loss of $367.7 million. The $82.1 million increase in fair value of our AFS securities was partially offset by an $8.0 million decrease in the fair value of our derivatives that hedge the change in value of our AFS portfolio. The after-tax unrealized loss reported in AOCI on our AFS investment securities at September 30, 2024 was $271.1 million. The changes in the net unrealized holding loss resulted from the sale of AFS securities and fluctuations in market interest rates. At September 30, 2024, investment securities HTM totaled $2.41 billion. For the nine months ended September 30, 2024 and 2023, repayments/maturities of investment securities totaled $366.4 million and $358.6 million, respectively. The Company purchased $33 million of short-term treasury notes in the second quarter of 2024 for pledging purposes. We also originated $11.5 million of Commercial Property Assessed Clean Energy ("C-PACE") bonds in the first nine months of 2024, which are included in our HTM securities portfolio. There were no purchases of investment securities during the nine months ended September 30, 2023 as cashflows generated from the portfolio were not reinvested during the year. There were no investment securities sold during the nine months ended September 30, 2023.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	September 30, 2024
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$33,921	$208	$—	$34,129	1.38%
Mortgage-backed securities	2,295,381	43	(261,825)	2,033,599	82.48%
CMO/REMIC	476,051	—	(105,044)	371,007	15.05%
Municipal bonds	26,489	46	(1,115)	25,420	1.03%
Other securities	1,430	—	—	1,430	0.06%
Unallocated portfolio layer fair value basis adjustments (1)	(14,959)	14,959	—	—	0.00%
Total available-for-sale securities	$2,818,313	$15,256	$(367,984)	$2,465,585	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$518,446	$—	$(84,898)	$433,548	21.55%
Mortgage-backed securities	626,474	5	(85,320)	541,159	26.05%
CMO/REMIC	788,622	—	(144,801)	643,821	32.79%
Municipal bonds	460,257	2,994	(29,540)	433,711	19.14%
Other securities (2)	11,455	—	—	11,455	0.47%
Total held-to-maturity securities	$2,405,254	$2,999	$(344,559)	$2,063,694	100.00%

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

As of September 30, 2024, approximately $27.6 million in U.S. government agency bonds are callable. The Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds, which represented approximately 10% of the total investment portfolio, are predominately AA or higher rated securities.

The following table presents the Company’s AFS investment securities and HTM investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	9	—	2,032,214	(261,824)	2,032,223	(261,825)
CMO/REMIC	—	—	371,006	(105,044)	371,006	(105,044)
Municipal bonds	3,323	(48)	21,190	(1,068)	24,513	(1,115)
Total available-for-sale securities	$3,332	$(48)	$2,424,410	$(367,936)	$2,427,742	$(367,984)
Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$433,548	$(84,898)	$433,548	$(84,898)
Mortgage-backed securities	—	—	538,947	(85,320)	538,947	(85,320)
CMO/REMIC	—	—	643,821	(144,801)	643,821	(144,801)
Municipal bonds	12,760	(101)	301,057	(29,439)	313,817	(29,539)
Total held-to-maturity securities	$12,760	$(101)	$1,917,373	$(344,458)	$1,930,134	$(344,558)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	48	—	2,506,162	(336,107)	2,506,210	(336,107)
CMO/REMIC	—	—	389,359	(112,872)	389,359	(112,872)
Municipal bonds	3,286	(17)	18,105	(871)	21,391	(888)
Total available-for-sale securities	$3,334	$(17)	$2,913,626	$(449,850)	$2,916,960	$(449,867)

Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$432,684	$(97,972)	$432,684	$(97,972)
Mortgage-backed securities	—	—	565,655	(97,436)	565,655	(97,436)
CMO/REMIC	—	—	646,737	(156,155)	646,737	(156,155)
Municipal bonds	20,609	(200)	293,467	(33,404)	314,076	(33,604)
Total held-to-maturity securities	$20,609	$(200)	$1,938,543	$(384,967)	$1,959,152	$(385,167)

Once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Management determined that credit losses did not exist for securities in an unrealized loss position as of September 30, 2024 and December 31, 2023.

Refer to Note 4 – Investment Securities of the notes to the unaudited condensed consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans

Total loans and leases, at amortized cost, of $8.57 billion at September 30, 2024 decreased by $332.3 million, or 3.73%, from December 31, 2023. The decrease in total loans included decreases of $165.9 million in commercial real estate loans, $70.5 million in dairy & livestock and agribusiness loans, $52.0 million in construction loans, and $33.4 million in commercial and industrial loans. The decline in dairy & livestock loans primarily relates to the seasonal peak in line utilization at the end of every calendar year, demonstrated by a decline in utilization from 80% at the end of 2023 to 71% at September 30, 2024.

The following table presents our loan portfolio by type as of the dates presented.

Distribution of Loan Portfolio by Type

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Commercial real estate	$6,618,637	$6,784,505
Construction	14,755	66,734
SBA	272,001	270,619
SBA - Paycheck Protection Program (PPP)	1,255	2,736
Commercial and industrial	936,489	969,895
Dairy & livestock and agribusiness	342,445	412,891
Municipal lease finance receivables	67,585	73,590
SFR mortgage	267,181	269,868
Consumer and other loans	52,217	54,072
Total loans, at amortized cost	8,572,565	8,904,910
Less: Allowance for credit losses	(82,942)	(86,842)
Total loans and lease finance receivables, net	$8,489,623	$8,818,068

As of September 30, 2024, $460.7 million, or 6.96% of the total commercial real estate loans included loans secured by farmland, compared to $497.7 million, or 7.34%, at December 31, 2023. The loans secured by farmland included $121.9 million for loans secured by dairy & livestock land and $338.8 million for loans secured by agricultural land at September 30, 2024, compared to $122.4 million for loans secured by dairy & livestock land and $375.3 million for loans secured by agricultural land at December 31, 2023. As of September 30, 2024, dairy & livestock and agribusiness loans of $342.4 million were comprised of $298.3 million for dairy & livestock loans and $44.1 million for agribusiness loans, compared to $412.9 million comprised of $374.9 million of dairy & livestock loans and $38.0 million of agribusiness loans December 31, 2023.

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

As of September 30, 2024, the Company had $202.6 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of September 30, 2024, the Company had $69.4 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As of September 30, 2024, the Company had $14.8 million in construction loans. This represents 0.17% of total loans held-for-investment. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects throughout California. There were no nonperforming construction loans at September 30, 2024.

Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, by region as of September 30, 2024.

	September 30, 2024
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,090,804	36.1%	$2,263,690	34.2%
Central Valley and Sacramento	2,043,515	23.8%	1,607,888	24.3%
Orange County	1,170,127	13.7%	706,681	10.7%
Inland Empire	977,409	11.4%	885,469	13.4%
Central Coast	464,180	5.4%	393,793	5.9%
San Diego	318,109	3.7%	324,087	4.9%
Other California	153,115	1.8%	103,619	1.6%
Out of State	355,306	4.1%	333,410	5.0%
	$8,572,565	100.0%	$6,618,637	100.0%

The table below breaks down our commercial real estate portfolio.

	September 30, 2024
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
Commercial real estate:
Industrial	$2,237,917	33.8%	48.3%	$1,619
Office	1,057,927	16.0%	25.9%	1,679
Retail	910,557	13.8%	11.3%	1,712
Multi-family	827,866	12.5%	0.6%	1,583
Secured by farmland (2)	460,710	7.0%	98.6%	1,477
Medical	309,023	4.6%	32.9%	1,472
Other (3)	814,637	12.3%	42.5%	1,715
Total commercial real estate	$6,618,637	100.0%	35.7%	$1,629

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $121.9 million for loans secured by dairy & livestock land and $338.8 million for loans secured by agricultural land at September 30, 2024.
(3)
Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans at September 30, 2024.

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Nonaccrual loans	$21,913	$21,302
Loans past due 90 days or more and still accruing interest	—	—
Nonperforming modified loans to borrowers experiencing financial difficulty	—	—
Total nonperforming loans	21,913	21,302
OREO, net	647	—
Total nonperforming assets	$22,560	$21,302
Modified loans to borrowers experiencing financial difficulty	$15,769	$9,460

Total nonperforming loans and performing modified loans to borrowers experiencing financial difficulty	$37,682	$30,762

Percentage of nonperforming loans and performing modified loans to borrowers experiencing financial difficulty to total loans, at amortized cost	0.44%	0.35%

Percentage of nonperforming assets to total loans, at amortized cost, and OREO	0.26%	0.24%
Percentage of nonperforming assets to total assets	0.15%	0.13%

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

There were 10 loans to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2024 with an amortized cost totaling $8.0 million as of September 30, 2024, including two dairy & livestock and agribusiness loans of $5.2 million, and eight commercial and industrial loans totaling $2.8 million.

The table below reflects the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified as of September 30, 2024 and September 30, 2023.

	Term Extension		Combination-Term Extension and Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of Financing Receivables	Amortized Cost Basis	% of Total Class of Financing Receivables	Total
September 30, 2024
Commercial real estate loans	$1,780	0.02%	$685	0.01%	$2,465
Commercial and industrial	2,785	0.03%	169	0.00%	2,954
Dairy & livestock and agribusiness	10,350	0.12%	—	0.00%	10,350
Total	$14,916		$853		$15,769

September 30, 2023
Commercial real estate loans	$1,815	0.02%	690	0.01%	$2,505
Commercial and industrial	—	0.00%	—	0.00%	—
Dairy & livestock and agribusiness	4,799	0.05%	—	0.00%	4,799
Total	$6,614		$690		$7,304

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the three months ended September 30, 2024 and September 30, 2023.

Loan Type	Financial Effect
	Term Extension	Combination-Term Extension and Interest Rate Reduction
September 30, 2024
Commercial real estate loans	Added a weighted-average 1.9 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—
Commercial and industrial	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—
Dairy & livestock and agribusiness	Added a weighted-average 1.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—
Commercial real estate loans	—	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10% to 7.25%.
Commercial and industrial	—	Added a weighted-average 2.0 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 8.75% to 7.75%.

September 30, 2023
Commercial real estate loans	Added a weighted-average 1.0 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—
Dairy & livestock and agribusiness	Added a weighted-average 0.5 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—
Commercial real estate loans	—	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10% to 7.25%.

As of September 30, 2024 and September 30, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the third quarter of 2024 and 2023 that subsequently defaulted. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty as of September 30, 2024.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$2,465	$—	$—
Commercial and industrial	2,954	—	—
Dairy & livestock and agribusiness	10,350	—	—
Total	$15,769	$—	$—

At September 30, 2024 and December 31, 2023, there was no ACL allocated to modified loans to borrowers experiencing financial difficulty. Impairment amounts identified are typically charged off against the allowance at the time the loan is considered uncollectible. There were no charge-offs on loans to borrowers experiencing financial difficulty for the nine months ended September 30, 2024 and 2023.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2024	2024	2024	2023	2023
	(Dollars in thousands)
Nonperforming loans:
Commercial real estate	$18,794	$21,908	$10,661	$15,440	$3,655
Construction	—	—	—	—	—
SBA	151	337	54	969	1,050
Commercial and industrial	2,825	2,712	2,727	4,509	4,672
Dairy & livestock and agribusiness	143	—	60	60	243
SFR mortgage	—	—	308	324	339
Consumer and other loans	—	—	—	—	4
Total	$21,913	$24,957	$13,810	$21,302	$9,963	[1]
% of Total loans	0.26%	0.29%	0.16%	0.24%	0.11%

Past due 30-89 days (accruing):
Commercial real estate	$30,701	$43	$19,781	$300	$136
Construction	—	—	—	—	—
SBA	—	—	408	108	—
Commercial and industrial	64	103	6	12	—
Dairy & livestock and agribusiness	—	—	—	—	—
SFR mortgage	—	—	—	201	—
Consumer and other loans	—	—	—	18	—
Total	$30,765	$146	$20,195	$639	$136
% of Total loans	0.36%	0.00%	0.23%	0.01%	0.00%

OREO:
Commercial real estate	—	$—	$—	$—	$—
SBA	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
SFR mortgage	647	647	647	—	—
Total	$647	$647	$647	$—	$—
Total nonperforming, past due, and OREO	$53,325	$25,750	$34,652	$21,941	$10,099
% of Total loans	0.62%	0.30%	0.40%	0.25%	0.11%

Classified Loans	$124,606	$124,728	$103,080	$102,197	$92,246

(1)
Includes $2.6 million of nonaccrual loans past due 30-89 days at September 30, 2023.

Nonperforming loans, defined as nonaccrual loans, nonperforming modified/TDR loans and loans past due 90 days or more and still accruing interest, were $21.9 million at September 30, 2024, or 0.26% of total loans. This compares to nonperforming loans of $21.3 million, or 0.24% of total loans, at December 31, 2023 and $10.0 million, or 0.11% of total loans, at September 30, 2023. The $3.0 million decrease in nonperforming loans from June 30, 2024 was primarily due to the payoff of one nonperforming commercial real estate loans totaling $2.3 million and $1.4 million in paydowns of nonperforming commercial real estate loans associated with two relationships.

Classified loans are loans that are graded “substandard” or worse. Classified loans of $124.6 million decreased $122,000 quarter-over-quarter, primarily due to a $668,000 net decrease in classified commercial real estate loans, which included the payoff of 4 loans totaling $11.5 million that were partially offset by the addition of six classified commercial real estate loans in the third quarter of 2024. Classified dairy & livestock and agribusiness loans declined by $3.5 million due to paydowns and classified commercial and industrial loans increased $3.5 million primarily due to the addition of one classified commercial and industrial loan.

At September 30, 2024, we had one OREO property totaling $647,000. At December 31, 2023 and September 30, 2023, we had no OREO properties.

Allowance for Credit Losses

The allowance for credit losses totaled $82.9 million as of September 30, 2024, compared to $86.8 million as of December 31, 2023 and $89.0 million as of September 30, 2023. Our allowance for credit losses at September 30, 2024 was 0.97% of total loans. This compares to 0.98% at December 31, 2023 and 1.00% September 30, 2023. The decrease in our allowance for credit losses from December 31, 2023 was due to net charge-offs of $4.0 million reflected in the first quarter of 2024, primarily due to two borrowers in which we previously established specific loan loss reserves in 2023. Our ACL at December 31, 2023 included $5.9 million of reserves for specifically identified nonperforming loans. Our reserves for specific loans have been essentially zero since the end of the first quarter of 2024. There was no provision for credit losses recorded for the nine months ended September 30, 2024, compared to $4.0 million in provision for the same period of 2023. Net charge-offs were $3.9 million for the nine months ended September 30, 2024, compared to $122,000 for the same period of 2023.

The allowance for credit losses as of September 30, 2024 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. The allowance for credit loss is sensitive to both changes in these portfolio characteristics and the forecast of macroeconomic variables. Risk attributes for commercial real estate loans include Original Loan to Value ratios ("OLTV"), origination year, loan seasoning, and macroeconomic variables that include Real GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans. The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of Small Business Administration (SBA) loans (excluding Paycheck Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with downside risks weighted among multiple forecasts. As of September 30, 2024, the resulting weighted forecast resulted in Real GDP declining slightly in the fourth quarter of 2024 and continuing to be negative in the first quarter of 2025. GDP growth is forecasted to be less than 1% for all of 2025, before increasing to 1.4% in 2026, and then growth of 1.9% in 2027. Unemployment is forecasted to increase, with unemployment averaging 5.5% for all of 2025. The unemployment rate is forecasted to stay higher than 5.5% until late 2027.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	As of and For the
	Nine Months Ended
	September 30,
	2024	2023
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$86,842	$85,117
Charge-offs:
Commercial real estate	(2,258)	—
Construction	—	—
SBA	(165)	(207)
Commercial and industrial	(1,917)	(16)
Dairy & livestock and agribusiness	—	—
SFR mortgage	—	—
Consumer and other loans	(4)	(1)
Total charge-offs	(4,344)	(224)
Recoveries:
Commercial real estate	—	—
Construction	61	9
SBA	94	69
Commercial and industrial	289	14
Dairy & livestock and agribusiness	—	10
SFR mortgage	—	—
Consumer and other loans	—	—
Total recoveries	444	102
Net (charge-offs) recoveries	(3,900)	(122)
Provision for credit losses	—	4,000
Allowance for credit losses at end of period	$82,942	$88,995

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$7,500	$8,000
(Recapture of) provision for unfunded loan commitments	(1,250)	—
Reserve for unfunded loan commitments at end of period	$6,250	$8,000

Reserve for unfunded loan commitments to total unfunded loan commitments	0.33%	0.43%

Amount of total loans at end of period (1)	$8,572,565	$8,877,632
Average total loans outstanding (1)	$8,720,058	$8,905,697

Net (charge-offs) recoveries to average total loans	-0.04%	-0.001%
Net (charge-offs) recoveries to total loans at end of period	-0.05%	-0.001%
Allowance for credit losses to average total loans	0.95%	1.00%
Allowance for credit losses to total loans at end of period	0.97%	1.00%
Net (charge-offs) recoveries to allowance for credit losses	-4.70%	-0.14%
Net (charge-offs) recoveries to provision for credit losses	-0.00%	-3.05%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The Bank’s ACL methodology also produced an allowance of $6.3 million for our off-balance sheet credit exposures as of September 30, 2024, compared to $7.5 million and $8.0 million as of December 31, 2023 and September 30, 2023, respectively.

While we believe that the allowance at September 30, 2024 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that future economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

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

Total deposits were $12.07 billion at September 30, 2024. This represented an increase of $638.8 million, or 5.59%, when compared with total deposits of $11.43 billion at December 31, 2023. The composition of deposits is summarized as of the dates presented in the table below.

	September 30, 2024		December 31, 2023
	Balance	Percent	Balance	Percent
	(Dollars in thousands)

Noninterest-bearing deposits	$7,136,824	59.12%	$7,206,175	63.03%
Interest-bearing deposits
Investment checking	504,028	4.17%	552,408	4.83%
Money market	3,307,733	27.40%	2,821,344	24.67%
Savings	437,974	3.63%	457,320	4.00%
Time deposits	685,930	5.68%	396,395	3.47%
Total Deposits	$12,072,489	100.00%	$11,433,642	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Noninterest-bearing deposits declined from the end of 2023 by $69.4 million and represented 59.1% of total deposits at the end of the third quarter of 2024, compared to 63% at the end of 2023. Average noninterest-bearing deposits totaled $7.12 billion for the third quarter of 2024, a decrease of $28.4 million, or 0.41%, from average noninterest-bearing deposits of $7.15 billion for the second quarter of 2024. Average noninterest-bearing deposits were 59.10% of total average deposits for the third quarter of 2024, compared to 60.20% for the second quarter of 2024.

Interest-bearing non-maturity deposits, which include savings, interest-bearing demand, and money market accounts, totaled $4.25 billion at September 30, 2024, representing an increase of $418.7 million, or 10.93%, from savings deposits of $3.83 billion at December 31, 2023.

Time deposits totaled $685.9 million at September 30, 2024, representing an increase of $289.5 million, or 73.04%, from total time deposits of $396.4 million for December 31, 2023. This increase included $400 million in brokered time deposits.

During the first nine months of 2024, $400 million of brokered time deposits were issued, including $300 million that were associated with cash flow hedging transactions simultaneously executed in which $300 million of notional pay-fixed interest rate swaps were consummated with maturities of three years, wherein the Company pays a weighted average fixed rate of approximately 4.2% and receives daily SOFR. We entered into these interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate. The fair value of these instruments totaled $5.3 million and were reflected as a liability at September 30, 2024.

Our deposits are primarily relationship based and include deposits and customer repurchase agreements ("repos"). For the third quarter of 2024, 73% of our deposits consisted of business deposits and 27% consist of consumer deposits, primarily the owners and employees of our business customers. The largest percentage of our deposits, 38%, are analyzed business accounts, which represent customer operating accounts that generally utilize a wide array of treasury management products. As most of our business customers need to operate with more than $250,000 in their operating account, we have a significant percentage of deposits that are uninsured. As of September 30, 2024, 43% of our total deposits and customer repos were uncollateralized and uninsured.

Our customer deposit relationships represent a diverse set of industries. Overall, there are approximately 15 different industry classifications that represent 2% or more of our deposits as of September 30, 2024. Industry classifications with the largest concentrations, include construction representing 7% of our deposits. Manufacturing and finance & insurance deposits, each of which represents 8% of our deposits. Property management, public administration, and other real estate rental & leasing, each of which represents 6% of our deposits. Our depositors have typically banked with us for many years. As of September 30, 2024, 44% of our deposit relationships have banked with us more than 10 years and 74% of our deposit relationships have been with us for three or more years.

Our cost of deposits was 98 basis points on average for the third quarter of 2024, which compares to 88 basis points for the second quarter of 2024 and 52 basis points for the third quarter of 2023. From the first quarter of 2022 through the third quarter of 2024, our cost of deposits has increased by 95 basis points, representing a deposit beta of 18%, compared to the 525 basis point increase in the Fed Funds rate during the Federal Reserve’s tightening cycle.

Borrowings

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price that reflects the market value of the use of these funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of September 30, 2024 and December 31, 2023, total funds borrowed under these agreements were $394.5 million and $271.6 million, respectively, with a weighted average interest rate of 1.73% for the third quarter of 2024, compared to 0.47% for the second quarter of 2024 and 0.29% for the third quarter of 2023.

At September 30, 2024, total borrowings consisted of $500 million of FHLB advances. The FHLB advances include maturities of $300 million, at an average cost of approximately 4.73%, maturing in May of 2026, and $200 million, at a cost of 4.27% maturing in May of 2027. During the third quarter of 2024, we repaid the $1.3 billion of borrowings from the Federal Reserve’s Bank Term Funding Program, with a cost of 4.76%, that were scheduled to mature in January of 2025.

At September 30, 2024, loans with a carrying value of $4.32 billion were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

At September 30, 2024, investment securities, with the following carrying values of $1.88 billion were pledged to secure $469 million for repurchase agreements, $1.35 billion for unused borrowing capacity and approximately $58 million for other purposes as required or permitted by law.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of September 30, 2024.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$12,072,489	$12,060,120	$10,335	$1,751	$283
Customer repurchase agreements (1)	394,515	394,515	—	—	—
Other borrowings	500,000	—	500,000	—	—
Deferred compensation	22,633	575	1,152	1,150	19,756
Operating leases	45,197	8,466	14,201	7,467	15,063
Equity investments	39,893	26,289	12,264	350	990
Total	$13,074,727	$12,489,965	$537,952	$10,718	$36,092

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at September 30, 2024.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	408,700	83,826	194,974	103,063	26,837
Construction	13,142	7,320	5,822	—	—
SBA	731	—	—	—	731
Commercial and industrial	1,018,764	739,513	247,247	1,703	30,301
Dairy & livestock and agribusiness (1)	242,117	199,067	43,050	—	—
Municipal lease finance receivables	1,109	—	—	—	1,109
SFR Mortgage	1,515	—	—	—	1,515
Consumer and other loans	125,235	9,946	8,332	3,477	103,480
Total commitment to extend credit	1,811,313	1,039,672	499,425	108,243	163,973
Obligations under letters of credit	61,025	41,360	19,447	200	18
Total	$1,872,338	$1,081,032	$518,872	$108,443	$163,991

(1)
Total commitments to extend credit to agribusiness were $14.1 million at September 30, 2024.

As of September 30, 2024, we had commitments to extend credit of approximately $1.81 billion, and obligations under letters of credit of $61.0 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. As of September 30, 2024 and 2023, the balance in this reserve was $6.3 million and $8.0 million, respectively, and was included in other liabilities. The year-over-year decrease included $1.3 million in recapture of provision for unfunded loan commitments for the nine months ended September 30, 2024, compared to no recapture or provision for the same period of 2023.

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

Total equity increased $119.9 million to $2.20 billion at September 30, 2024, compared to total equity of $2.08 billion at December 31, 2023. Increases to equity included $149.9 million in net earnings and a $48.7 million increase in other comprehensive income, that were partially offset by $83.9 million in cash dividends. We engaged in no stock repurchases during the first nine months of 2024. Our tangible book value per share at September 30, 2024 was $10.17.

During the third quarter of 2024, the Board of Directors of CVB declared quarterly cash dividends totaling $0.20 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to.

On February 1, 2022, we announced that our Board of Directors authorized a share repurchase plan to repurchase up to 10,000,000 shares of the Company’s common stock ("2022 Repurchase Program"). During the first quarter of 2023, we repurchased 791,800 shares at an average price of $23.43. There were no stock repurchases during the third quarter of 2024 nor during the first nine months of 2024.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At September 30, 2024, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business – Capital Adequacy Requirements” as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				September 30, 2024		December 31, 2023
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	10.60%	10.49%	10.27%	10.17%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	15.77%	15.60%	14.65%	14.49%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	15.77%	15.60%	14.65%	14.49%
Total risk-based capital ratio	8.00%	10.50%	10.00%	16.59%	16.42%	15.50%	15.34%

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

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand, deposit fluctuations, and borrowings. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. In addition to on balance sheet liquidity, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. In addition to having more than $450 million of cash on the balance sheet at September 30, 2024, we had substantial sources of off-balance sheet liquidity. These sources of available liquidity include $3.9 billion of secured and unused capacity with the Federal Home Loan Bank, $1.1 billion of secured unused borrowing capacity at the Fed’s discount window, more than $235.9 million of unpledged AFS securities that could be pledged at the discount window and $300 million of unsecured lines of credit. In addition to these borrowing sources, the Bank has capacity to utilize additional brokered deposits. As of September 30, 2024, we had brokered deposits totaling $400 million or less than 3% of total assets. We can also obtain additional liquidity from deposit growth by utilizing state and national wholesale markets.

Our primary sources of funds for the Company are deposits, customer repurchase agreements and borrowings. Total deposits and customer repos of $12.47 billion at September 30, 2024 increased $761.7 million, or 6.51%, over total deposits and customer repos of $11.71 billion at December 31, 2023. As of September 30, 2024, total borrowings, consisted of $500 million of FHLB advances. The FHLB advances include maturities of $300 million, at an average cost of approximately 4.73%, maturing in May of 2026, and $200 million, at a cost of 4.27% maturing in May of 2027. During the third quarter of 2024, we repaid the $1.3 billion of borrowings from the Federal Reserve’s Bank Term Funding Program, with a cost of 4.76%, that were scheduled to mature in January of 2025. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. At September 30, 2024, our deposits and customer repurchase agreements that are neither collateralized nor insured were approximately $5.4 billion, or approximately 43% of our total deposits and customer repos.

Additional sources of liquidity include cash on deposit at the Federal Reserve, which exceeded $250 million at September 30, 2024, and principal and interest payments from our investment portfolio. Our total investment portfolio declined by $549.9 million from December 31, 2023 to $4.87 billion as of September 30, 2024. The decrease was primarily due to a $490.5 million decline in AFS securities. During the first nine months of 2024, we generated liquidity from our investment portfolio by selling $312 million of AFS securities and by not reinvesting the cashflows generated by our investments. AFS securities totaled $2.47 billion at September 30, 2024, inclusive of a pre-tax net unrealized loss of $367.7 million. Pre-tax unrealized loss declined by $82.1 million from December 31, 2023. Market risk is partly managed by $1 billion notional pay fixed swaps hedging the fair value of the AFS portfolio.

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

Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2024 and 2023. For further details see our “Condensed Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

Consolidated Summary of Cash Flows

	Nine Months Ended September 30,
	2024	2023
	(Dollars in thousands)

Average cash and cash equivalents	$948,667	$462,132
Percentage of total average assets	5.81%	2.82%

Net cash provided by operating activities	$175,014	$246,951
Net cash provided by investing activities	891,830	543,501
Net cash used in financing activities	(894,669)	(753,218)
Net increase in cash and cash equivalents	$172,175	$37,234

Average cash and cash equivalents increased by $486.5 million, or 105.28%, to $948.7 million for the nine months ended September 30, 2024, compared to $462.1 million for the same period of 2023.

At September 30, 2024, cash and cash equivalents totaled $453.5 million. This represented an increase of $212.8 million, or 88.40%, from $240.7 million at September 30, 2023.Our cash on deposit at the Federal Reserve grew by more than $280 million when compared to June 30, 2023.

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

	Estimated Net Interest Income Sensitivity (1)
	September 30, 2024			December 31, 2023
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)

+ 200 basis points	5.21%	7.00%	+ 200 basis points	3.96%	4.56%
- 200 basis points	-5.36%	-8.66%	- 200 basis points	-3.97%	-5.21%

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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. The EVE Ratio represents economic value of equity as a percentage of the discounted present value of all asset cash flows and derivative cash flows. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At September 30, 2024, the EVE profile indicates a decline in the EVE Ratio due to instantaneous downward changes in rates and a modest increase in the EVE ratio under upward rate shocks. Compared to December 31, 2023, our EVE sensitivity to rising rates was modestly higher, as the EVE Ratio declined minimally at the end of 2023, while the decline in the EVE ratio under declining rates was consistent across the two periods. Overall, our sensitivity of EVE to changes in interest rates is generally modest, with the exception of more meaningful decreases in the EVE Ratio if rates were to immediately decline by 300 or 400 basis points.

Economic Value of Equity Sensitivity

	September 30, 2024	December 31, 2023

400 bp decrease in interest rates	14.9%	14.7%
300 bp decrease in interest rates	15.2%	15.5%
200 bp decrease in interest rates	16.2%	16.3%
100 bp decrease in interest rates	16.9%	16.8%
Base	17.5%	17.1%
100 bp increase in interest rates	17.6%	17.0%
200 bp increase in interest rates	17.8%	17.1%
300 bp increase in interest rates	18.0%	16.9%
400 bp increase in interest rates	18.1%	16.7%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in the market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. In addition, we have cashflow hedges associated with wholesale funds, as well as our portfolio of investment securities and associated fair value hedges. We do not currently have futures, forwards, or option contracts. As a result of the phase out of LIBOR, our interest rate swap derivatives and the associated loans that were indexed to LIBOR, have been replaced with one month CME Term SOFR. For further quantitative and qualitative disclosures about market risks in our portfolio, see Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

During the quarter ended September 30, 2024, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to, actions involving securities litigation, wage-hour and employment law claims, consumer claims, regulatory compliance claims and investigations, data privacy and cyber security claims, lender liability claims, fraud loss claims, bankruptcy-related claims and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2022, we announced that our Board of Directors authorized a share repurchase plan to repurchase up to 10,000,000 shares of the Company’s common stock ("2022 Repurchase Program"). We did not repurchase any shares of our common stock during the quarter ended September 30, 2024. As of September 30, 2024, an aggregate of 4,300,059 shares remained available for repurchase under our 2022 Repurchase Program. The only shares repurchased during the third quarter of 2024 were shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Available for Repurchase Under the Plans or Programs

July 1 - 31, 2024	737	$18.65	—	4,300,059
August 1 - 31, 2024	656	$17.83	—	4,300,059
September 1 - 30, 2024	263	$17.47	—	4,300,059
Total	1,656	$18.14	—	4,300,059

(1)
Shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

10.7	Second Amended and Restated Employment Agreement by and among CVB Financial Corp. and Citizens Business Bank, on the one hand, and David A. Brager, on the other hand, dated July 1, 2024. † (1)
10.11

Form of Employment Agreement by and among CVB Financial Corp. and Citizens Business Bank, on the one hand, and each of E. Allen Nicholson, David F. Farnsworth, David C. Harvey, and Richard H. Wohl, respectively, on the other hand, effective July 2, 2024 † (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensation plan

(1)
Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on July 1, 2024.
(2)
Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on July 3, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

(Registrant)

Date: November 7, 2024

/s/ E. Allen Nicholson

E. Allen Nicholson

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)