Form 10-K
period 2024-12-31
CVB FINANCIAL CORP
filed 2025-02-28
CIK 354647

MN,KL

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2024, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,193,108,361

Number of shares of common stock of the registrant outstanding as of February 24, 2025: 139,617,917

DOCUMENTS INCORPORATED BY REFERENCE	PART OF
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2024	Part III of Form 10-K

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Irvine, California

CVB FINANCIAL CORP.

2024 ANNUAL REPORT ON FORM 10-K

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

General risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct business; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation/deflation, interest rate, market, and monetary fluctuations; the effect of acquisitions we have made or may make, including, without limitation, the failure to obtain the necessary regulatory approvals, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target, customers and key personnel into our operations; the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers; the impact of changes in financial services policies, laws, and regulations, including those concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; the effectiveness of our risk management framework and quantitative models; changes in the levels of our nonperforming assets and charge-offs; the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible credit related impairments or declines in the fair value of loans and securities held by us, including impairments or declines caused by changes in the credit ratings of such securities or their issuers; possible impairment charges to goodwill, including any impairment that may result from increased volatility in our stock price; changes in consumer spending, borrowing, and savings habits; the effects of our lack of a diversified loan portfolio, including the risks of geographic, property type and industry concentrations; periodic fluctuations in commercial or residential real estate prices or values; our ability to attract and retain deposits or to access government or private lending facilities and other sources of liquidity; the possibility that we may reduce or discontinue the payments of dividends on our common stock; changes in the financial performance and/or condition of our borrowers; changes in the competitive environment among financial and bank holding companies and other financial service providers; technological changes in banking and financial services, geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the United States and abroad; catastrophic events or natural disasters, including earthquakes, drought, climate change or extreme weather events that may affect our assets, communications or computer services, customers, employees or third party vendors; public health crises and pandemics, and their effects on the economic and business environments in which we operate, including on our credit quality and business operations and employees, as well as the impact on general economic and financial market conditions; cybersecurity and fraud threats and the costs of defending against them, including the costs of compliance with potential legislation to combat money laundering, cybersecurity and fraud threats at a state, national, or global level; our ability to remain in compliance with federal and state laws and regulations involving customer and employee privacy; our ability to recruit and retain key executives, board members and other employees, and changes in employment laws and regulations; unanticipated regulatory or legal investigations and proceedings; and our ability to manage the risks involved in the foregoing.

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

PART I

ITEM 1. BUSINESS

CVB Financial Corp.

CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we”, “our” or the “Company”) is a bank holding company incorporated in California on April 27, 1981 and registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company commenced business on December 30, 1981 when, pursuant to a reorganization, it acquired all of the voting stock of Chino Valley Bank. On March 29, 1996, Chino Valley Bank changed its name to Citizens Business Bank (“CBB” or the “Bank”). The Bank is our principal asset. The Company has one inactive subsidiary, Chino Valley Bancorp.

CVB’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. CVB has not engaged in any other material activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank and capital raised directly by CVB. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Regulation and Supervision — Dividends.” As of December 31, 2024, the Company had $15.15 billion in total consolidated assets, $8.46 billion in net loans, $11.95 billion in deposits, and $2.19 billion in shareholders’ equity.

The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.

Citizens Business Bank

The Bank commenced operations as a California state-chartered bank on August 9, 1974. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits. The Bank is not a member of the Federal Reserve System. At December 31, 2024, the Bank had $15.16 billion in assets, $8.46 billion in net loans, $12.00 billion in deposits, and $2.16 billion in total equity.

As of December 31, 2024, the Bank had 62 Banking Centers (“Centers”) located throughout California. We also have three trust offices located in Ontario, Newport Beach, and Pasadena. These offices serve as sales offices for the Bank’s wealth management, trust and investment products.

The Bank's goal is to be the premier financial services company operating throughout the state of California, servicing the comprehensive financial needs of successful small-and medium-sized businesses and their owners. Through our network of Centers, we emphasize personalized service combined with a wide array of banking and trust services for businesses, professionals and individuals located in the service areas of our Centers. Although we focus the marketing of our services to small-and medium-sized businesses, a wide range of banking, investment and trust services are made available to the markets we serve.

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

Business Segments

We are a community bank with one reportable operating segment. See Note 3 — Summary of Significant Accounting Policies — Business Segments of the notes to the consolidated financial statements.

Human Capital

We employed 1,089 associates as of December 31, 2024. This was a 1.6% decrease from 1,107 associates at December 31, 2023. Our Code of Personal and Business Conduct and Ethics (“Code”) addresses both business and social relationships that may present legal and ethical concerns and also sets forth a code of conduct to guide the members of the Board of Directors and associates. Our associates acknowledge annually they have read and understood their responsibility to conduct business in accordance with the highest ethical standards in order to merit and maintain the confidence and trust of our customers and the public in general.

The Company promotes Five Core Values that we believe provides a continuing commitment and direction to our business activities and our underlying culture. These core values are fundamental to the Company’s performance and strategy.

Our Five Core Values are:

1) Financial Strength;

2) Superior People;

3) Customer Focus;

4) Cost-Effective Operation; and

5) Having Fun.

The Company’s Citizens Experience Service Awards and Recognition Program resulted in 983 nominations of associates who were recognized for exemplifying our Five Core Values in 2024, representing a 39% increase over 2023. Of those nominations, 143 received service awards. In addition, the Company has a long held tradition of an annual awards program that recognizes outstanding job performance. Our 2024 annual awards ceremony recognized 40 associates, who stood out for their commitment to our high standards of performance.

The Company is committed to supporting the physical and financial wellness of our associates and their families. We offer a comprehensive set of health insurance and retirement benefits, as well as wellness programs and resources. As of December 2024, 68% of our associates were enrolled in our medical insurance plans and 78% of our associates participated in at least one wellness activity during 2024. In addition, the Company makes an annual 401(k) retirement contribution to all eligible associates, which includes a profit sharing component. In 2024, the combined Company 401(k) contribution was 5% of associate’s eligible salary. 92% of our associates made individual participant contributions to the 401(k) plan during 2024.

Recruiting, training and development, and retention of key associates is vital to the Company’s strategy and success. The Company promotes leadership and associate development through various programs, including succession planning, top talent program, and leadership essentials training. At December 31, 2024, we had 138 positions within the Company designated as “leadership” positions. This represents approximately 13% of our total associates. The average tenure at the Company among our leadership group at the end of 2024 was greater than 10 years. In 2024, turnover among our leadership group was 5.8% and during the year we promoted 3 associates and hired 4 new associates into our leadership group.

The Company’s Development and Engagement Program is designed to invest in the professional development of our associates and increase workplace engagement. We strive to reward talent, with a commitment to equal opportunity. Oversight is provided by the Company’s Engagement Committee, which is guided by our Five Core Values and various policies that support a framework which we use to create and strengthen our associate engagement and the Company's overall diversity, including our organizational commitment to associate engagement and well-being, as well as sound procurement and business practices. The Engagement Committee is co-chaired by our Chief Operating Officer and Human Resources Director and includes our Chief Financial Officer, Chief Risk Officer, and General Counsel. The Company's Engagement Council was established to continue our commitment to associate engagement, as well as fostering, cultivating, and preserving a culture of diversity and inclusion. The Council is led by our Director of Human Resources and the Associate

Engagement Manager, as well as an additional member of our Senior Leadership team. Members of the Council represent a cross section of our associates across numerous departments. The Council discusses ways to promote engagement among associates and serve as ambassadors when it comes to implementing our Core Values. We monitor diversity throughout our organization, including the percentage of our total associates who are female and racially or ethnically diverse. The following represents the Company’s diversity at December 31, 2024:

In addition, 38% of our Board of Directors are female or ethnically diverse.

The Board of Directors oversees executive compensation, as well as the Company’s compensation and benefit plans, through the Board’s Compensation Committee. The Management Compensation Compliance Committee, under the direction of the Compensation Committee, identifies, assesses, and manages exposure to and compliance with applicable compensation laws, regulations, and other related issues. In general, the Management Compensation Compliance Committee is responsible for ensuring that the Company has designed and implemented risk management processes that (1) evaluate the nature of inherent risks in compensation programs; (2) are consistent with the Company’s strategic plan; and (3) foster a culture of risk-awareness and risk-adjusted decision making throughout the Company. All of our associates are eligible for incentive compensation awards. In 2024, 92% of our associates earned an incentive bonus, which compares to 93% in 2023.

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

Legislation and Regulatory Developments

The federal banking agencies continue to promulgate regulations and guidelines intended to ensure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. While the federal banking agencies may continue to promulgate regulations and guidelines intended to ensure the financial strength and safety and soundness of banks and the stability of the U.S. banking system, we believe that President Trump will seek to implement a regulatory reform agenda that is different than that of the Biden administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. The scope of such changes, however, cannot yet be fully determined.

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

The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected elsewhere in this document. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 10.0% or greater.

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

As of December 31, 2024 the Company and the Bank are well-capitalized for regulatory purposes. For a tabular presentation of the Company’s and Bank’s capital ratios as of December 31, 2024, see Note 16 — Regulatory Matters of the notes to the consolidated financial statements.

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

The federal banking agencies also may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to certain restrictions such as obtaining new brokered deposits.

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. The Company held small investment positions in three financial technology private equity funds at December 31, 2024, with aggregate potential commitments in such funds of approximately $5 million, which were subject to the final rule. While these rules may require us to conduct certain internal analysis and reporting to ensure continued compliance, they did not require any material changes in our operations or business.

Brokered Deposits

The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. As of December 31, 2024, the Bank had $300 million of deposit liabilities categorized as brokered deposits.

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

Other Restrictions on the Company’s Activities

Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Pursuant to GLBA and Dodd-Frank, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be considered well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. CVB has not elected financial holding company status and neither CVB nor the Bank has engaged in any activities determined by the Federal Reserve to be “financial in nature” or incidental or complementary to activities that are “financial in nature.”

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
•
Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which could preclude the Bank from being deemed well-capitalized and restrict its ability to accept certain brokered deposits;
•
Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions, including bidding in FDIC receiverships for failed banks;
•
Enter into or issue informal or formal enforcement actions, including required Board resolutions, matters requiring board attention, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;
•
Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and
•
Terminate FDIC insurance, revoke the Bank’s charter and/or take possession of and close and liquidate the Bank or appoint the FDIC as receiver.

Mergers and Acquisitions

On July 9, 2021, President Biden signed an “Executive Order on Promoting Competition in the American Economy.” Included within the order is a sweeping recommendation that the Attorney General, in consultation with the heads of the FRB, FDIC and OCC review current practices and adopt a plan within 180 days for the “revitalization” of bank merger oversight to provide more extensive scrutiny of mergers. On September 17, 2024, the Board of Directors of the FDIC approved a final Statement of Policy on Bank Merger Transactions (“FDIC Statement of Policy”), and the OCC approved a final rule updating its regulations for business combinations involving national banks and federal savings associations (“OCC Final Rule”). The OCC Final Rule also includes a policy statement mirroring the FDIC Statement of Policy regarding the Bank Merger Act statutory factors, but also describes the general principles the OCC applies when reviewing bank merger applications (“OCC Statement of Policy”).

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. The Dodd-Frank Act revised the FDIC’s DIF management authority by setting requirements for the Designated Reserve Ratio (the “DRR”, calculated as the DIF balance divided by estimated insured deposits) and redefining the assessment base, which is used to calculate banks’ quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DFPI.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC, among other factors. The FDIC is an independent federal agency that insures deposits through the DIF up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries.

The FDIC has set the target DRR at 2.00%. In October 2022, in order to increase the likelihood that the reserve ratio would be restored to at least 1.35% by the statutory deadline of September 30, 2029, the FDIC increased the initial base deposit insurance assessment rate schedules uniformly by two (2) basis points. The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates.

In addition, in November, 2023, the FDIC approved a final rule to implement a special deposit insurance assessment (the “FDIC Special Assessment”) to recover losses to the DIF arising from the protection of uninsured depositors following the receiverships of failed institutions in the spring of 2023. The Company recognized special assessment expense of $9.2 million in the fourth quarter of 2023. In addition, the FDIC retained the ability to make further adjustments to the special assessment depending on subsequent adjustments to the DIF's estimated loss. During 2024, the FDIC revised its loss estimate and projected that the special assessment could be collected beyond its initial eight-quarter collection period. As a result, the Company recorded an additional FDIC Special Assessment charge of $1.6 million during 2024.

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

Compensation

Under regulatory guidance applicable to all banking organizations, incentive compensation policies must be consistent with safety and soundness principles. Under this guidance, financial institutions must review their compensation programs to ensure that they: (i) provide employees with incentives that appropriately balance risk and reward and that do not encourage imprudent risk, (ii) are compatible with effective controls and risk management, and (iii) are supported by strong corporate governance, including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. During 2016, as required by the Dodd-Frank Act, the federal bank regulatory agencies and the SEC proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion of total assets (including the Company and Bank).

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

Cybersecurity and Data Breaches

Federal regulators have issued multiple statements regarding cybersecurity and that financial institutions need to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. In addition, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations in the event of a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or one of its critical service providers fall victim to a cyber-attack. Effective May 1, 2022, banking organizations are required to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

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

The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of the entire communities in which the financial institution operates, including low and moderate income communities, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations. On October 24, 2023, the OCC, FDIC, and FRB issued a final rule intended to modernize and strengthen regulations implementing the CRA. For banks with total assets in excess of $2 billion, which includes the Bank, the Bank’s CRA evaluation will be based on four tests: (i) retail lending; (ii) retail services and products (including digital delivery systems for banks with more than $10 billion in assets or banks which request consideration of such systems); (iii) community development (“CD”) financing; and (iv) CD services. Weighting of each test is applied to those banks (such as the bank) when regulators are evaluating CRA performance based on multiple tests. Alternatively, banks (including the Bank) have the option to be evaluated based on a regulator-approved strategic CRA plan. In addition, banks with total assets in excess of $2 billion are subject to revised and more comprehensive CRA-related data collection, reporting and maintenance requirements. Regulators will downgrade an institution’s CRA rating in the case of illegal or discriminatory credit practices. The Bank received an overall “Satisfactory” rating in its most recent FDIC CRA performance evaluation, which measures how financial institutions support their communities in the areas of lending, investment and service tests. The Bank received a “High Satisfactory” rating for both the lending and the investment tests and an “Outstanding” rating for the service test.

The final CRA rule was intended to take effect on April 1, 2024 with staggered compliance dates, including compliance with the new tests, data collection requirements, with the requirement to define retail lending assessment areas, all of which become applicable on January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. The final CRA rule was enjoined from implementation by a Texas federal court on April 1, 2024, extending the effective date of April 1, 2024, as well as all other implementation dates, on a day-for-day basis for each day that the injunction remains in effect. The decision of the district court is currently on appeal. We are continuing to evaluate the impact of these changes to bank and holding company regulations and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

The Dodd-Frank Act provided for the creation of the Consumer Financial Protection Bureau (“CFPB”) as an independent entity within the Federal Reserve with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all covered persons and banks with $10 billion or more in assets, such as the Bank. Accordingly, the Bank is subject to CFPB supervision, including examination by the CFPB. The administration of President Trump is anticipated to significantly limit the enforcement and rule-making authority of the CFPB, though the exact scope of such limitation cannot yet be fully determined.

The CFPB previously finalized a number of significant rules which impact nearly every aspect of the lifecycle of a residential mortgage loan. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. Among other things, the rules adopted by the CFPB require covered persons including banks making residential mortgage loans to: (i) develop and implement procedures to ensure compliance with an “ability-to-repay” test and identify whether a loan meets a new definition for a “qualified mortgage”, in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the ability-to-repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time.

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

In California, consumer privacy rights have been further bolstered by the enactment of the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”). The CCPA and CPRA create new consumer rights, impose additional obligations on businesses that collect personal information from California consumers, and create a new enforcement agency called the California Privacy Protection Agency. In particular, The CCPA and CPRA introduces four new consumer rights, including (1) the right to correction, meaning that users can request to have their personal information corrected; (2) the right to opt-out of automated decision making, meaning that California residents can say ‘no’ to their personal information being used in profiling for behavioral advertisement online; (3) the right to know about automated decision making; and (4) the right to limit use of sensitive personal information. These two statutes also significantly expand the types of consumer data subject to privacy restrictions and increase the potential penalties for any violations.

Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions.

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Under the final rules, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents per debit card transaction. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers. The comment period for this proposal ended in May 2024. The extent to which any such proposed changes in permissible interchange fees will impact our future revenues is currently uncertain.

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

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or “CRE”, loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans (which excludes owner-occupied CRE loans) representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2024, the Bank’s CRE loan concentration based on total outstanding loans is 237% of risk-based capital.

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

The foregoing description of the impact of changes in federal and applicable state tax laws on us should be read in conjunction with Note 9 — Income Taxes of the notes to consolidated financial statements for more information.

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

Executive Officers of the Company

The following sets forth certain information regarding our executive officers, their positions and their ages.

	Executive Officers:

Name	Position	Age

David A. Brager	President and Chief Executive Officer of the Company and the Bank	57
E. Allen Nicholson	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	57
David F. Farnsworth	Executive Vice President and Chief Credit Officer of the Bank	68
David C. Harvey	Executive Vice President and Chief Operating Officer of the Bank	57
Richard H. Wohl	Executive Vice President and General Counsel	66
Yamynn DeAngelis	Executive Vice President and Chief Risk Officer	68

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

A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for credit losses to provide for loan and lease defaults and non-performance, which also includes increases for new loan growth. While we believe that our allowance for credit losses is appropriate to cover currently expected losses, we cannot assure you that we will not increase the allowance for credit losses in the future or that our regulators or outside auditors will not require us to increase this allowance.

We may be required to make additional provisions for credit losses and charge-off additional loans in the future, which could adversely affect our results of operations.

For the year ended December 31, 2024, we recorded a $3.0 million recapture of provision for credit losses. During 2024, we experienced charge-offs of $4.4 million and recoveries of $0.7 million, resulting in net charge-offs of $3.7 million. We have a significant amount of real estate loans, therefore, decreases in real estate values could adversely affect the value of property used as collateral for our loans. As of December 31, 2024, we had $6.51 billion in commercial real estate loans, $269.2 million in single-family residential mortgages, and $16.1 million in construction loans. Low interest rates through the pandemic caused real estate values in general to increase materially due to low cost of funding with inflationary upward pressures on cash flow. There is no assurance that recent rental rate increases across any segment of the real estate property classes are sustainable with reasonable possibility of moderate decline to stabilization. Capitalization Rates used to determine value have increased due to overall cost of capital causing some downward pressure on real estate values. Additionally, changes in longer term commercial real estate usage and occupancy patterns, particularly in the office and retail segments, have negatively impacted the valuations of affected properties, depending on geographic location and other factors. These issues could affect the ability of our loan customers to refinance or service their debts, including those customers whose loans are secured by commercial or residential real estate. This, in turn, could result in loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital.

Our dairy & livestock and agribusiness lending presents unique credit risks.

As of December 31, 2024, approximately 5.0% of our total gross loan portfolio was comprised of dairy & livestock and agribusiness loans. As of December 31, 2024, we had $419.9 million in dairy & livestock and agribusiness loans, including $385.3 million in dairy & livestock loans and $34.6 million in agribusiness loans. Repayment of dairy & livestock and agribusiness loans depends primarily on the successful raising and feeding of livestock or planting and harvest of crops and marketing the harvested commodity (including milk production). Collateral securing these loans may be illiquid. In addition, the limited purpose of some agricultural-related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Our dairy & livestock and agribusiness lending staff have specific technical expertise that we depend on to mitigate our lending risks for these loans and we may have difficulty retaining or replacing such individuals. Many external factors can impact our agricultural borrowers’ ability to repay their loans, including the effects of inflation, adverse weather conditions, water issues, commodity price volatility (i.e. milk prices), diseases (including bird flu), land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers’ preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices, including milk prices, could adversely impact the ability of those to whom we have made dairy & livestock and agribusiness loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and adversely affect our business, financial condition and results of operations.

Our loan portfolio is predominantly secured by real estate in California and thus we have a higher degree of credit risk from a downturn in our real estate markets.

A renewed downturn in our real estate markets could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes, prolonged drought, pandemics, wildfires and other disasters particular to California. The vast majority of our real estate collateral is located in the state of California. If real estate values, including values of land held for development, should again start to decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Commercial real estate loans typically involve large balances to single borrowers or a group of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower(s), repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations.

Additional risks associated with our real estate construction loan portfolio include failure of developers and/or contractors to complete construction on a timely basis or at all, market deterioration during construction, cost overruns and failure to sell or lease the properties underlying the construction loans so as to generate the cash flow anticipated by our borrower.

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

Federal and state banking regulators are examining commercial real estate lending activity with heightened scrutiny and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures. Because a significant portion of our loan portfolio is comprised of commercial real estate loans, the banking regulators may require us to maintain higher levels of capital than we would otherwise be expected to maintain or may impose limits on our ability to make additional commercial real estate loans, which could limit our ability to leverage our capital and have a material adverse effect on our business, financial condition, results of operations and prospects.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to real estate, and we could be subject to environmental liabilities with respect to these properties. While we will take steps to mitigate this risk, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at one or more properties. The costs associated with investigation or remediation activities could be substantial. In addition, while there are certain statutory protections afforded lenders who take title to property through foreclosure on a loan, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and prospects could be adversely affected.

Liquidity and Interest Rate Risks

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our banking business. An inability to raise funds through deposits, borrowings, the sale of investment securities, loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the banking or broader financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as the effects of inflation, rising interest rates, a severe disruption of the financial markets or negative views and expectations about the prospects for the banking or financial services industry as a whole. Many if not all of these same factors could also significantly raise the cost of deposits to our Company and/or to the banking industry in general. This in turn could negatively affect our ability to attract deposits generally and the amount of interest we pay on our interest-bearing liabilities, which could have an adverse impact on our interest rate spread and profitability.

Negative developments affecting the banking industry could adversely impact our liquidity.

High-profile bank failures in 2023 generated significant market volatility among publicly traded bank holding companies and, in particular, regional community banks like the Bank. These market developments negatively impacted customer confidence in the safety and soundness of smaller regional and community banks. As a result, customers may choose to maintain deposits with larger more systemically important financial institutions, restrict the amount of deposits they place with a given financial institution, or invest in higher yielding and higher-rated short-term fixed income securities, all of which could materially adversely impact the Bank’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Bank currently has access to substantial borrowing capacity from the Federal Reserve Bank, the Federal Home Loan Bank and credit facilities established with larger banks, there can be no assurance that customer confidence in regional banks and the banking system more broadly has been fully restored or that potential liquidity concerns will recede or that such access to alternative sources of liquidity will continue unimpaired.

The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions.

Financial service institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to different industries and counterparties, and we typically execute transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual funds, and other institutional clients. Defaults by financial services institutions, even rumors or questions about one or more financial institutions or the financial services industry in general, could lead to market wide liquidity problems and further, could lead to losses or defaults by the Company or other institutions. Many of these transactions expose us to credit risk in the event of default of the applicable counterparty or client. In addition, our credit risk may increase when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. Any such losses could materially and adversely affect our consolidated financial statements.

We may not be able to maintain a strong core deposit base or other low-cost funding sources.

We depend on checking, savings and money market deposit account balances and other forms of customer deposits as our primary source of funding for our lending activities. Future growth in our banking business will largely depend on our ability to maintain and grow a strong and low-cost deposit base. There is no assurance that we will be able to grow and maintain our deposit base. Deposit balances can decrease when customers perceive alternative investments, such as higher yielding money market funds, the stock market, bond market or real estate, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into investments (or similar deposit products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations, which could adversely impact our growth strategy.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2024, our balance sheet was positioned with an asset sensitive bias over both a one and two-year horizon, assuming no balance sheet growth, and as a result, our net interest margin tends to expand in a rising interest rate environment and decrease in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. Loan origination volumes may be affected by changes in market interest rates. In addition, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Rising interest rates may also cause a decline in principal payments, while a decline in interest rates may accelerate principal payments for a significant portion of our investment securities. In a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates and our customers could move their deposits with us to money market funds or institutions that pay higher interest rates on deposits accounts. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, levels of deposits, as well as loan origination and prepayment volume.

Elevated interest rates have decreased the market value of the Company’s available for sale and held-to-maturity securities and loan portfolios, and the Company would realize losses if it were required to sell such securities or loans to meet liquidity needs.

As a result of inflationary pressures that resulted in rapid increases in interest rates initiated by the Federal Reserve during 2022-2023, the fair values of previously purchased fixed income securities have declined significantly. At December 31, 2024, the total carrying value of our securities portfolio was $4.92 billion, of which $2.54 billion was available-for-sale and $2.38 billion was held-to-maturity. The aggregate pre-tax net unrealized loss in our AFS securities was $447.7 million at December 31, 2024. Based on estimated fair values, the aggregate pre-tax net unrealized loss in our HTM securities was approximately $425.3 million at December 31, 2024. In addition, the fair value of many of our loans, which have interest rates that are fixed until maturity or reset on a future date, has been negatively impacted by the increases in interest rates from the time these loans were originated.

While the Company does not currently intend to sell these securities or loans, if the Company were required to sell such securities or loans to meet liquidity needs, it could incur significant losses, which could impair the Company’s capital, financial condition, and results of operations, thereby negatively impacting our profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions and the Company's borrowing facilities will be successful or sufficient in the event of sudden liquidity needs.

Hedging against interest rate exposure may adversely affect our earnings.

On occasion we have employed various financial risk methodologies that limit, or “hedge,” the adverse effects of rising or decreasing interest rates on our loan portfolios, investment securities, and short-term liabilities. We also engage in hedging strategies with respect to arrangements where our customers swap floating interest rate obligations for fixed interest rate obligations, or vice versa. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:

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

A number of our most critical technology systems and applications are provided or managed by outside vendors or service providers. Any failure by such vendors or service providers to properly design, manage or secure these technology systems and applications, or the occurrence of external events affecting the functionality of such technology systems and applications, could in turn result in significant disruptions and exposure to potential losses in connection with our operations and to us and our customers.

We are subject to extensive laws and regulations at the federal and state levels regarding the protection and security of our customers’ and employees’ personal information and data, including the federal Gramm-Leach-Bliley Act, the federal Health Insurance Portability and Accountability Act, and the California Consumer Privacy Act and California Privacy Rights Act. These laws and regulations require us to safeguard sensitive customer data and employee medical records and health-related information, and such laws and regulations closely regulate how businesses such as our Bank may collect, use and retain specified types of customer and employee information. If we fail or are unable to comply with such laws and regulations, we could incur significant legal liability, governmental investigations and penalties, and reputational damage.

We monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. We may build and maintain these capabilities ourselves, or we may outsource some of these functions to third parties. If we experience difficulties, fail to comply with banking or information security regulations or to keep up with increasingly sophisticated technologies, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace them, it may be at a higher cost to us, which could materially adversely affect our business, financial condition and results of operations.

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

Acquisitions are and have been a key element of our growth strategy. Certain events may arise after our acquisition of a financial institution or business, or we may learn of certain facts, events or circumstances after the completion of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: our success in integrating the operations, retaining key employees and customers, achieving anticipated synergies, meeting expectations and otherwise realizing the anticipated benefits of the acquisition; litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition or in connection with the acquisition itself; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; delays in implementing new policies or procedures or the failure to apply new policies or procedures; and other events relating to the performance of our business. In addition, if we determine that the value of an acquired business had decreased and that the related goodwill was impaired, an impairment of goodwill charge to earnings would be recognized. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or increased costs or give assurances that our due diligence or mitigation efforts will be sufficient to protect against any such loss or increased costs.

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

As a financial institution, we are susceptible to fraudulent activity, information security breaches and other cybersecurity-related incidents and attacks that may be committed against us, our customers or key vendors and business partners, which in turn may result in financial losses or increased costs to us, our customers, or our key vendors and business partners, disclosure or misuse of our information or our customer information, theft or misappropriation of assets (including bank or customer funds), privacy breaches against us or our customers, litigation, regulatory enforcement actions, and damage to our reputation. The U.S. government has warned financial institutions of the potential increase in the frequency and severity of malicious cyber-attacks and other activities involving critical infrastructure, specifically including the financial sector, and has encouraged the banking sector to enhance cyber-defenses, and these risks have increased in connection with the current conflicts involving Ukraine and Russia in Europe and Israel, Hamas and Iran in the Middle East. While CBB has taken measures to protect its own and customer funds and confidential information against cyber-attacks, as well as other malicious activities, there can be no assurance that such measures will be successful in thwarting such attacks and activities.

Information pertaining to us and our clients is maintained, and transactions are executed, such as our online banking or core systems on the networks and systems of ours, our clients and certain of our third party providers. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients’ confidence. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in, among other things, losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition and results of operations.

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

The rapid pace of technology changes and the impact of such changes on financial services generally and on our Company specifically could impact our cost structure and our competitive position with our customers. Such developments include the rapid movement by customers and some competitor financial institutions to web-based services, mobile banking and cloud computing. Our failure or inability to anticipate, plan for or implement technology change could adversely affect our competitive position, financial condition and profitability. In addition, recent regulatory changes proposed by the CFPB regarding the electronic portability of customer banking and other financial information could significantly impact our costs and our ability to protect and secure such information.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. In addition, legislation and regulations which impose restrictions on executive compensation may make it more difficult for us to retain and recruit key personnel. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, risk management, marketing, professional and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President and Chief Executive Officer, and certain other key employees.

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, operational, regulatory, compliance, legal and reputational risks. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately managed, anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.

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

In business combinations, we acquire significant portfolios of loans that are marked to their estimated fair value based on information known to us at the time of the business combination. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs or the allowance for credit losses in the loan portfolio that we acquire and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition, even if other favorable events occur.

If the goodwill that we recorded in connection with business acquisitions becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations.

Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of the businesses we acquired. Goodwill has an indefinite useful life and is not amortized, however, it is tested for impairment at least annually, or more frequently, if events and circumstances exist that indicate that the carrying value of the asset might be impaired, including as a result of a decline in our stock price and market capitalization below our stated book value. We determine impairment by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Estimates of fair value are determined based on a complex model using, among other things, discounted cash flows, the fair value of our Company as determined by our stock price, and peer company comparisons. Adverse events in the banking sector have caused market volatility and declines in the stock market prices for many community and regional banks from time to time, including the Company’s, resulting in periodic declines in the Company’s market capitalization. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Strategic and External Risks

Changes in economic, market and political conditions can adversely affect our liquidity, results of operations and financial condition.

Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary and interest rate policies. Conditions such as an economic recession, rising unemployment, changes in interest rates, money supply, inflationary prices and other factors beyond our control may adversely affect our asset quality, deposit levels loan demand, ability to manage costs associated with employees and vendors and, therefore, our earnings. We are presently subject to macroeconomic and interest rate risk due to domestic and global economic instability that has resulted in higher inflation than the United States has experienced in more than 40 years and resulted in overall increases to prevailing interest rates. The Federal Reserve’s Open Market Committee raised the target range for the federal funds rate to 5.25% to 5.50% in 2023, and then subsequently lowered it to a range of 4.25% to 4.50% in the last few months of 2024, resulting in a cumulative increase of 4.25% from March of 2022. These recent increases in prevailing interest rates and the expectation that interest rates may stay elevated are likely to impact both our customers and many aspects of our business.

In addition, we may face the following risks in connection with any downward turn in the economy or sustained period of higher or lower interest rates or higher inflation rates:

•
Higher interest rates will not only impact the interest we receive on loans and investment securities and the amount of interest we pay our depositors, but also could also impact our ability to compete for and grow loans and deposits;
•
Rising interest rates, higher commodity prices, and an overall slowdown in economic growth could also impact the fair value of our assets and adversely impact our asset quality;
•
The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the estimation process;
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
•
A sustained environment in which the U.S. Treasury yield curve is inverted could cause net interest margins to compress, as the majority of our funding sources are impacted by short-term rates, while much of our earning assets are impacted by longer term interest rates;
•
The value of the portfolio of investment securities that we hold may be adversely affected by increasing interest rates and defaults by debtors; and

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

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and a lower level of low-cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Potential downgrades of U.S. government securities or the securities of U.S. government-sponsored entities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings, and financial condition.

Any possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Among other things, a downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that we post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on our business, financial condition and results of operations.

Recent proposals for reforms to government-sponsored enterprises, such as Fannie Mae and Freddie Mac, including proposals to privatize such entities, could also negatively affect the credit ratings of bonds that such entities have previously issued and that are currently held in our securities portfolio. Any credit ratings downgrades of one or more of these government-sponsored enterprises could in turn adversely impact the value of our securities portfolio and the regulatory risk-weightings assigned to these assets. The effects of these credit rating downgrades to lower asset values and increase risk-weighted assets could negatively impact our capital and capital ratios and exacerbate other risks to which we are subject in the same manner described above.

Climate change and climate change regulation could have a material adverse effect on us and our customers.

Our business, as well as the operations and activities of certain of our banking customers, could be negatively impacted by climate change. Climate change presents multi-faceted risks, including operational risk from the physical effects of climate events on our bank and our customers’ facilities and other assets, including the enhanced risks of drought or wildfires, credit risk from borrowers with significant exposure to climate risk, particularly our customers in the dairy and agricultural sectors, transition risks associated with the transition to a less carbon-dependent economy, and possible reputational risk from stakeholder concerns about our practices and business relationships with clients who operate in carbon-intensive industries.

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

Public Health Risks

We face a wide variety of risks related to public health crises, epidemics, pandemics or similar events. If a new health epidemic or outbreak were to occur, we could experience broad and varied effects similar to the impact of COVID-19 during 2020-2023, including adverse impacts to our workforce, branch offices, customers and vendors, as well as potential inflationary pressures and increased costs, the impact of reductions in overall economic activity, market volatility and other financial ramifications. If any of these were to occur, our future results and performance could be adversely impacted.

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

We expect the new Trump administration will seek to implement a regulatory reform agenda that is significantly different than that of the Biden administration, thereby impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies, although the effects of any such changes on our business, operations, financial position or results of operations cannot be quantified at this time.

Any enhanced regulatory examination scrutiny or new regulatory requirements arising from recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations and acquisition opportunities.

Recent adverse events in the banking industry, including the significant bank failures that occurred in 2023, have resulted in increased regulatory scrutiny in the course of routine examinations and otherwise, and could result in additional new regulations being directed towards regional banks, designed to address the recent negative developments in the banking industry. These potential regulatory reactions could increase the Company’s costs of doing business, lead to an increased risk of regulatory oversight actions or restrictions, result in decreased regulatory support for merger and acquisition activity, and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, levels of uninsured deposits, embedded interest rate risk on bank balance sheets, and bank risk management programs generally. As a primarily commercial bank, the Bank has a relatively higher percentage of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

As one example of regulatory reactions to the bank failures that occurred in 2023, the FDIC imposed a special assessment on certain financial institutions, including our Bank, to recover associated losses to the FDIC’s Deposit Insurance Fund, based on the levels of uninsured deposits maintained by such financial institutions. It is possible that the Bank could be subject to similar assessments in the future which would adversely affect our costs and profitability.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition and results of operations.

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

Under the current capital standards, if our Common Equity Tier 1 Capital does not include the required “capital conservation buffer,” we will be prohibited from paying dividends to our shareholders. The capital conservation buffer requirement, which is measured in addition to the minimum Common Equity Tier 1 capital of 4.5%, is now 2.5%. Additionally, under the capital standards, if our Common Equity Tier 1 Capital does not include the “capital conservation buffer,” we will also be prohibited from paying discretionary bonuses to our executive employees. This may affect our ability to attract or retain employees, or could alter the nature of the compensation arrangements that we may enter into with them.

Increasing scrutiny and evolving expectations from regulators, customers, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Many companies are facing increasing scrutiny from regulators, customers, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosures. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for us as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price. Both recently adopted and pending government regulations, including recently adopted regulations in California, will result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

•
actual or unanticipated fluctuations in our operating results and financial condition;
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
•
unanticipated or pending investigations, proceedings or litigation that involve or affect the Company and/or the Bank;
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

The ability of the Bank to pay dividends to the Company and of the Company to pay dividends to our shareholders is limited by applicable federal and California law and regulations. If the Bank is unable to meet regulatory requirements to pay dividends or make other distributions to CVB, CVB will be unable to pay dividends to its shareholders. In addition, our Board of Directors could decide in the future to reduce or discontinue the payment of cash dividends on our common stock in its sole discretion. See “Business — Regulation and Supervision” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow.”

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

Risk Management and Strategy

Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are based on applicable banking regulations, including the Interagency Guidelines Establishing Information Security Standards (“Interagency Guidelines”), and a Cybersecurity Assessment Framework. Our cybersecurity program in particular focuses on the following key areas:

Process

Our cybersecurity risks are identified and addressed through a cross-functional approach that includes coordination through our Corporate Information Security Committee, which includes senior managers in our information security, information technology, operations, risk, compliance and privacy departments or functions. Key security, operations, risk, compliance and privacy stakeholders meet regularly to develop strategies for preserving the confidentiality, integrity and availability of Company and customer information, identifying, preventing and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents. We maintain controls and procedures that are designed to follow state and federal regulations to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and our Board in a timely manner.

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

External Assessments

Our cybersecurity policies, standards, processes and practices are periodically assessed by third parties and internal and external auditors. These assessments include a variety of activities including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. These assessments are reported to senior management and our Board through its Audit Committee. Cybersecurity processes are adjusted based on the information provided from these assessments.

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

Our CISO has more than 27 years of Information Technology and 21 years of Information Security experience in financial services including two other regional banks. He holds an undergraduate and master’s degree in Cybersecurity and Information Assurance. Our CIO has 25 years of information technology experience and 18 years of experience in the financial services industry. Our CRO has more than 33 years of experience in Banking and over 15 years of experience in risk management, compliance, and BSA. Our COO is a seasoned bank operations executive with over 35 years of banking experience in Operations, Vendor Management, IT, Security, Treasury Management and Payment Operations.

ITEM 2. PROPERTIES

The principal executive offices of the Company and the Bank are located in Ontario, California, and are owned by the Company.

As of December 31, 2024, the Bank occupied a total of 65 premises consisting of (i) 62 Banking Centers (“Centers”) of which one Center is located at our Corporate Headquarters in Ontario California, and (ii) three operation and technology centers. We own 10 of these locations and the remaining properties are leased under various agreements with expiration dates ranging from 2025 through 2042. All properties are located in Southern and Central California.

For additional information concerning properties, see Note 7 — Premises and Equipment and Note 21 — Leases of the Notes to the consolidated financial statements included in this report. See “Item 8 — Financial Statements and Supplemental Data.”

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to, actions involving securities litigation, employment matters, wage-hour and labor law claims, consumer claims, regulatory compliance claims, data privacy claims, lender liability claims, bankruptcy-related claims, and fraud and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors. For additional information concerning legal proceedings, see Note 12 — Commitments and Contingencies of the Notes to the consolidated financial statements included in this report.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CVB’s common stock is traded on the NASDAQ Global Select National Market under the symbol “CVBF.” CVB had approximately 139,617,917 shares of common stock outstanding with 1,831 registered stockholders of record as of February 24, 2025.

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its shareholders and on the Bank to pay dividends to CVB, see “Item 1. Business-Regulation and Supervision — Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow.”

Issuer Purchases of Equity Securities

On November 20, 2024, our Board of Directors approved a program to repurchase up to 10,000,000 shares (the “Maximum Amount”) of CVB common stock including by means of one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations (“2024 Repurchase Program”). This 2024 Repurchase Program replaces in its entirety the Company's previous 2022 share repurchase program under which 4,300,059 shares remained available for repurchase and which has now been terminated. The 2024 Repurchase Program terminates on the earlier of the repurchase of the Maximum Amount or five years from the date of authorization. As of December 31, 2024, an aggregate of 10,000,000 shares remained available for repurchase under our 2024 Repurchase Program. The only shares repurchased during the fourth quarter of 2024 were shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Available for Repurchase Under the Plans or Programs

October 1 - 31, 2024	915	$19.46	—	4,300,059
November 1 - 30, 2024	459	$21.04	—	10,000,000
December 1 - 31, 2024	—	$-	—	10,000,000
Total	1,374	$19.99	—	10,000,000
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

The following graph compares the yearly percentage change in CVB’s cumulative total shareholder return (stock price appreciation plus reinvested dividends) on common stock to (i) the cumulative total return of the Nasdaq Composite Index; and (ii) the Keefe, Bruyette and Woods (“KBW”) Nasdaq Regional Banking Index (“KRX”) (comprised of 50 banks and bank holding companies headquartered throughout the country) which the Company uses as the Company's peers for performance and compensatory purposes. The graph assumes an initial investment of $100 on December 31, 2019, and reinvestment of dividends through December 31, 2024. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

ASSUMES $100 INVESTED ON DECEMBER 31, 2019

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2024

Company/Market/Peer Group	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
CVB Financial Corp.	100.00	94.77	107.64	133.50	108.92	121.86
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	223.87
KBW Nasdaq Regional Banking Index	100.00	91.29	124.74	116.10	115.63	130.90

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

Allowance for Credit Losses (“ACL”) — Our allowance for credit losses is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. Risk attributes for commercial real estate loans include original loan to value ratios, origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans. The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans (excluding Paycheck Protection Program (“PPP”) loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the amortized cost basis of the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes. Our methodology for assessing the appropriateness of the allowance is reviewed on a regular basis and considers overall risks in the Bank’s loan portfolio.

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

Valuation and Recoverability of Goodwill — Goodwill represented $765.8 million of our $15.15 billion in total assets as of December 31, 2024. The Company has one reportable segment. Goodwill has an indefinite useful life and is not amortized, but is tested for impairment at least annually, or more frequently, if events and circumstances exist that indicate that a goodwill impairment test should be performed. Such events and circumstances may include among others, a significant adverse change in legal factors or in the general business climate, significant decline in our stock price and market capitalization, unanticipated competition, the testing for recoverability of a significant asset group within the reporting unit, and an adverse action or assessment by a regulating body. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

Based on the results of our annual goodwill impairment test, we determined that no goodwill impairment charges were required as our single reportable segment’s estimated fair value exceeded its carrying amount. See Note 6 — Goodwill and Other Intangible Assets of our consolidated financial statements presented elsewhere in this report.

For a complete discussion and disclosure of other accounting policies see Note 3 — Summary of Significant Accounting Policies of the Company’s consolidated financial statements presented elsewhere in this report.

Recently Issued Accounting Pronouncements Not Adopted as of December 31, 2024

Standard	Description	Adoption Timing	Impact on Financial Statements
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures Issued December 2023

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU enhances annual income tax disclosures to address investor requests for more detailed information about tax risks and improved transparency of income tax disclosures. The two primary enhancements disaggregate existing income tax disclosures related to the effective tax rate reconciliation and information on income taxes paid disaggregated by jurisdiction. This ASU is effective for annual reporting periods beginning after December 15, 2024 and are to be applied on a prospective basis; early adoption is permitted.

		December 31, 2025	The adoption of this ASU will result in additional disclosures but is not expected to have a material impact on our consolidated financial statements.

ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses Issued November 2024

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. This ASU requires disaggregated disclosure of income statement expenses for public business entities. This ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures in tabular format within the footnotes to the financial statements. The prescribed categories include employee compensation, depreciation, and intangible asset amortization. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning in 2028. This ASU is to be applied on a prospective basis, though early adoption and retrospective application are permitted.

		December 31, 2027	The adoption of this ASU will result in additional disclosures but is not expected to have a material impact on our consolidated financial statements.

OVERVIEW

For the year ended December 31, 2024, we reported net earnings of $200.7 million, compared with $221.4 million for 2023, a $20.7 million, or 9.36%, decrease from the prior year. Diluted earnings per share of $1.44 for 2024, decreased by $0.15, or 9.43%, when compared to $1.59 for 2023. During 2023 market interest rates rapidly increased and stayed elevated through 2024. Net earnings were negatively impacted by a decrease in net interest income, as the cost of our interest-bearing liabilities increased faster than the rising yield on our interest-earning assets, primarily as a result of the higher short term market interest rates controlled by the Federal Reserve. The decline in net interest income was also negatively impacted by increased levels of higher-cost borrowings that were used to manage our liquidity during the uncertain times following the banking crisis in the spring of 2023 and resulting declines in our level of deposits. Net earnings of $200.7 million produced a return on average equity (“ROAE”) of 9.35%, a return on average tangible common equity (“ROATCE”) of 14.95% and a return on average assets (“ROAA”) of 1.24%. Our net interest margin, tax equivalent (“NIM”), was 3.09% for 2024, while our efficiency ratio was 46.6%.

Net interest income of $447.3 million for the year ended December 31, 2024, decreased $40.6 million, or 8.33%, compared to the same period of 2023. Interest income grew by $23.8 million, or 3.92%, in 2024, offset by a $64.4 million increase in interest expense year-over-year. Cost of funds for 2024 increased by 49 basis points over 2023, while the earning asset yield grew by 25 basis points. Average earning assets declined by $275.6 million year-over-year.

Noninterest income of $54.5 million for the year ended December 31, 2024, decreased $4.8 million, or 8.18%, compared to the same period of 2023. Noninterest income in 2024 included a total pre-tax loss of $28.3 million from the sale of $467 million of AFS securities partially offset by a pre-tax gain of $25.9 million from the sale-leaseback of four buildings, while 2023 included a $2.6 million gain from an equity fund distribution. Trust and investment income for 2024 grew by $1.2 million, or 9.34%, from the prior year.

Noninterest expense increased from $229.9 million in 2023 to $233.6 million in 2024. The $3.7 million increase in noninterest expense generally represents normal inflationary increases in most expense categories, partially offset by a decrease in regulatory assessment expense as 2023 included the $9.2 million Special FDIC assessment.

At December 31, 2024, total assets of $15.15 billion decreased by $867.3 million, or 5.41%, from total assets of $16.02 billion at December 31, 2023. Interest-earning assets of $13.53 billion at December 31, 2024 decreased by $934.2 million, or 6.46%, when compared with $14.46 billion at December 31, 2023. The decrease in interest-earning assets was primarily due to a $499.0 million decrease in investment securities, a $368.5 million decrease in total loans, and a decrease of $59.1 million in interest-earning balances due from the Federal Reserve.

Total investment securities were $4.92 billion at December 31, 2024, a decrease of $499.0 million, or 9.20%, from $5.42 billion at December 31, 2023. The decrease was primarily due to principal repayments and maturities, as well as sales of securities exceeding purchases during the year. At December 31, 2024, investment securities held-to-maturity (“HTM”) totaled $2.38 billion. HTM securities decreased by $85.0 million, or 3.45% from $2.46 billion at December 31, 2023. At December 31, 2024, investment securities AFS totaled $2.54 billion, inclusive of a pre-tax net unrealized loss of $447.7 million. AFS securities decreased by $414.0 million, or 14.01%, from $2.96 billion at December 31, 2023, including the impact of the sale of $467 million of AFS securities in the third and fourth quarters. The sale of these securities resulted in a net pre-tax loss of $28.3 million. The securities sold had an average yield of less than three percent. The net cash proceeds from the sale of these securities was partially utilized to purchase $385 million of AFS securities in the fourth quarter of 2024, with yields that exceeded five percent. Our tax equivalent yield on our investment portfolio grew from 2.52% for 2023 to 2.65% for 2024. The 13 basis point increase in the yield on investment securities from the prior year was impacted by the positive spread generated from fair-value hedging of certain AFS securities, in which the Company receives daily SOFR and paid a weighted average fixed cost of approximately 3.8% during 2024.

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. In December 2024, we terminated one of these swaps which had a notional value of $300 million, a maturity date of June 2027 and a fixed rate of 3.95%. The remaining $700 million notional pay-fixed interest rate swaps had a fair value which totaled $7.2 million and was reflected as an asset at December 31, 2024. The fair value of these instruments totaled $6.9 million and were reflected as a liability at December 31, 2023. These instruments generated interest income of $14.4 million for the year ended December 31, 2024. Refer to Note 18 – Derivative Financial Instruments of the notes to the consolidated financial statements of this report for additional information.

Total loans and leases, at amortized cost, were $8.54 billion at December 31, 2024, a decrease of $368.5 million, or 4.14%, from $8.90 billion at December 31, 2023. The decrease in outstanding loans in 2024 was impacted by a slowdown in loan demand due to higher interest rates and borrower uncertainty about the timing and amount of future rate actions of the Federal Reserve and the outcome of the November 2024 election. The $368.5 million decrease included $277.1 million in commercial real estate loans, $50.7 million in construction loans and $44.7 million in commercial and industrial loans. Our loan yields were 5.26% for the year ended December 31, 2024, compared to 5.04% for 2023. This 22 basis point increase in our loan yields year-over-year was the result of increases in market interest rates.

The allowance for credit losses totaled $80.1 million at December 31, 2024, compared to $86.8 million at December 31, 2023. At December 31, 2024, ACL as a percentage of total loans and leases outstanding was 0.94%. This compares to 0.98% at December 31, 2023. The changes in our allowance over the last few quarters have been primarily due to lower loan balances outstanding and changes in our economic forecast. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. The resulting economic forecast reflects slower GDP growth of less than 2% for 2025 though 2027. Commercial Real Estate values are forecasted to continue their decline in 2025, with meaningful growth in values not occurring until 2027. Unemployment is forecasted to exceed 5% throughout the near term forecast periods, with a decrease below 5% in 2028.

Noninterest-bearing deposits were $7.04 billion at December 31, 2024, a decrease of $169.1 million, or 2.35% when compared to $7.21 billion at December 31, 2023. At December 31, 2024, noninterest-bearing deposits were 58.90% of total deposits, compared to 63.03% at December 31, 2023.

Interest-bearing deposits were $4.91 billion at December 31, 2024, an increase of $683.8 million, or 16.18%, when compared to $4.23 billion at December 31, 2023. Customer repurchase agreements totaled $261.9 million at December 31, 2024, compared to $271.6 million at December 31, 2023. Our average cost of total deposits including customer repurchase agreements for 2024 was 0.90%, compared to 0.41% for 2023.

In 2024, we experienced a decline in noninterest-bearing deposit levels due to the impact of higher interest rates that led to deposits moving to higher yielding alternatives, such as our money market and time deposit products. We also experienced noninterest-bearing deposits being transferred from the Bank’s balance sheet by customers to be invested by CitizensTrust in higher yielding instruments such as United States treasury notes or bonds.

At December 31, 2024, total borrowings of $0.50 billion consisted of Federal Home Loan Bank (“FHLB”) advances, at an average cost of approximately 4.6%. Borrowings decreased $1.57 billion from $2.07 billion at December 31, 2023, primarily due to the payoff of $1.91 billion of advances from the Federal Reserve's Bank Term Funding Program (“BTFP”) in 2024. The higher-cost short-term borrowings outstanding during most of 2024 and an increase in the cost of deposits and customer repurchase agreements of 49 basis points, increased our cost of funds by 49 basis points to 1.32% for the year ended December 31 2024.

The Company’s total equity was $2.19 billion at December 31, 2024. This represented an overall increase of $108.3 million from total equity of $2.08 billion at December 31, 2023. Increases to equity included $200.7 million in net earnings and an $11.5 million increase in other comprehensive income, that were partially offset by $111.9 million in cash dividends. We did not repurchase any stock during 2024. In 2023, we repurchased 791,800 shares of common stock, at an average repurchase price of $23.43, totaling $18.5 million. Our tangible book value per share at December 31, 2024 was $10.10, compared to $9.31 at December 31, 2023.

Our capital ratios under the capital framework referred to as Basel III remain well above regulatory requirements. As of December 31, 2024, the Company’s Tier 1 leverage capital ratio totaled 11.46%, our common equity Tier 1 ratio totaled 16.24%, our Tier 1 risk-based capital ratio totaled 16.24%, and our total risk-based capital ratio totaled 17.06%. Refer to our Analysis of Financial Condition — Capital Resources.

Acquisition Related

On January 7, 2022, the Company completed a merger transaction whereby Suncrest Bank (“Suncrest”), headquartered in Visalia, California, merged with and into the Company’s wholly-owned subsidiary Citizens Business Bank, in accordance with the terms and conditions of that certain Agreement and Plan of Reorganization and Merger (“Merger Agreement”), dated as of July 27, 2021, by and among the Company, the Bank and Suncrest, in a stock and cash transaction valued at approximately $237 million in aggregate, or $18.63 per Suncrest share based on CVB Financial Corp.’s closing stock price of $22.87 on January 7, 2022. Under the terms of the Merger Agreement, the Company issued approximately 8.6 million shares of Company common stock and approximately $39.6 million in aggregate cash consideration, including cash paid out in settlement of outstanding incentive stock option awards at Suncrest.

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

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

				Variance
	Year Ended December 31,			2024		2023
	2024	2023	2022	$	%	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$447,347	$487,990	$505,513	$(40,643)	(8.33)%	$(17,523)	(3.47)%
Recapture of (provision for) credit losses	3,000	(2,000)	(10,600)	5,000	250.00%	8,600	81.13%
Noninterest income	54,474	59,330	49,989	(4,856)	(8.18)%	9,341	18.69%
Noninterest expense	(233,583)	(229,886)	(216,555)	(3,697)	(1.61)%	(13,331)	(6.16)%
Income taxes	(70,522)	(93,999)	(92,922)	23,477	24.98%	(1,077)	(1.16)%
Net earnings	$200,716	$221,435	$235,425	$(20,719)	(9.36)%	$(13,990)	(5.94)%
Earnings per common share:
Basic	$1.44	$1.59	$1.67	$(0.15)		$(0.08)
Diluted	$1.44	$1.59	$1.67	$(0.15)		$(0.08)
Return on average assets	1.24%	1.35%	1.39%	(0.11)%		(0.04)%
Return on average shareholders’ equity	9.35%	11.03%	11.39%	(1.68)%		(0.36)%
Efficiency ratio	46.55%	42.00%	38.98%	4.55%		3.02%
Noninterest expense to average assets	1.45%	1.41%	1.28%	0.04%		0.13%

Return on Average Tangible Common Equity Reconciliations (Non-GAAP)

The return on average tangible common equity is a non-GAAP disclosure. The Company uses certain non-GAAP financial measures commonly used by banking analysts and investors to provide supplemental information regarding the Company’s performance. The following is a reconciliation of net income, adjusted for tax-effected amortization of intangibles, to net income computed in accordance with GAAP; a reconciliation of average tangible common equity to the Company’s average stockholders’ equity computed in accordance with GAAP; as well as a calculation of return on average tangible common equity.

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Net Income	$200,716	$221,435	$235,425
Add: Amortization of intangible assets	5,324	6,452	7,566
Less: Tax effect of amortization of intangible assets (1)	(1,574)	(1,907)	(2,237)
Tangible net income	$204,466	$225,980	$240,754

Average stockholders’ equity	$2,145,665	$2,006,882	$2,066,463
Less: Average goodwill	(765,822)	(765,822)	(764,143)
Less: Average intangible assets	(12,571)	(18,434)	(25,376)
Average tangible common equity	$1,367,272	$1,222,626	$1,276,944

Return on average equity, annualized (2)	9.35%	11.03%	11.39%
Return on average tangible common equity, annualized (2)	14.95%	18.48%	18.85%

(1)
Tax effected at respective statutory rates.
(2)
Annualized where applicable.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans, investments and interest earning cash (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the years ended December 31, 2024, 2023 and 2022. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary policy, and the strength of the global, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, the growth and maturity of earning assets, and derivative financial instruments. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability and Market Risk Management — Interest Rate Sensitivity Management included herein.

The tables below present the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

Interest-Earning Assets and Interest-Bearing Liabilities

	Year Ended December 31,
	2024			2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,691,963	$80,226	2.99%	$3,040,968	$82,889	2.73%	$3,505,517	$67,803	1.96%
Tax-advantaged	24,618	664	3.23%	25,319	674	3.19%	27,070	705	3.12%
Held-to-maturity securities:
Taxable	2,055,597	43,574	2.12%	2,132,360	44,990	2.11%	2,090,984	41,403	1.99%
Tax-advantaged	372,377	9,577	3.11%	380,841	9,760	3.10%	315,983	7,645	2.97%
Investment in FHLB stock	18,012	1,551	8.61%	25,078	1,861	7.42%	18,309	1,207	6.59%
Interest-earning deposits with other institutions	720,428	38,765	5.38%	331,156	17,861	5.39%	804,744	6,713	0.83%
Loans (2)	8,670,420	455,755	5.26%	8,893,335	448,295	5.04%	8,676,820	389,192	4.49%
Total interest-earning assets	14,553,415	630,112	4.35%	14,829,057	606,330	4.10%	15,439,427	514,668	3.36%
Total noninterest-earning assets	1,586,183			1,517,115			1,472,234
Total assets	$16,139,598			$16,346,172			$16,911,661
INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,143,453	85,539	2.06%	$4,340,529	49,019	1.13%	$4,866,503	6,591	0.14%
Time deposits	635,728	19,944	3.14%	304,053	2,516	0.83%	358,578	239	0.07%
Total interest-bearing deposits	4,779,181	105,483	2.21%	4,644,582	51,535	1.11%	5,225,081	6,830	0.13%
FHLB advances, other borrowings, and customer repurchase agreements	1,870,157	76,709	4.10%	1,773,211	66,805	3.77%	613,962	2,325	0.38%
Interest expense - Other interest-bearing liabilities	11,947	573	4.72%	—	—	—	—	—	—
Interest-bearing liabilities	6,661,285	182,765	2.74%	6,417,793	118,340	1.84%	5,839,043	9,155	0.16%
Noninterest-bearing deposits	7,144,129			7,793,336			8,839,577
Other liabilities	188,519			128,161			166,578
Stockholders’ equity	2,145,665			2,006,882			2,066,463
Total liabilities and stockholders’ equity	$16,139,598			$16,346,172			$16,911,661
Net interest income		$447,347			$487,990			$505,513
Net interest spread - tax equivalent			1.60%			2.26%			3.20%
Net interest margin			3.08%			3.29%			3.29%
Net interest margin - tax equivalent			3.09%			3.31%			3.30%

(1)
Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 21% in effect for the years ended December 31, 2024, 2023 and 2022. The non-TE rates for total investment securities was 2.61%, 2.48% and 2.00% for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)
Includes loan fees of $2.9 million, $3.1 million and $8.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Prepayment penalty fees of $2.6 million, $2.5 million and $6.9 million are included in interest income for the years ended December 31, 2024, 2023 and 2022, respectively.
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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Year Ended December 31,
	2024 Compared to 2023 Increase (Decrease) Due to				2023 Compared to 2022 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(9,789)	$8,081	$(955)	$(2,663)	$(8,089)	$26,314	$(3,139)	$15,086
Tax-advantaged investment securities	(19)	9	—	(10)	(46)	16	(1)	(31)
Held-to-maturity securities:
Taxable investment securities	(1,620)	211	(7)	(1,416)	962	2,566	59	3,587
Tax-advantaged investment securities	(217)	35	(1)	(183)	1,716	326	73	2,115
Investment in FHLB stock	(524)	297	(84)	(311)	446	152	56	654
Interest-earning deposits with other institutions	20,996	(42)	(50)	20,904	(3,951)	36,691	(21,592)	11,148
Loans	(11,237)	19,178	(480)	7,461	9,712	48,189	1,202	59,103
Total interest income	(2,410)	27,769	(1,577)	23,782	750	114,254	(23,342)	91,662
Interest expense:
Savings deposits	(2,226)	40,589	(1,843)	36,520	(712)	48,368	(5,228)	42,428
Time deposits	2,745	7,023	7,660	17,428	(36)	2,728	(415)	2,277
FHLB advances, other borrowings, and customer repurchase agreements	3,652	5,928	324	9,904	4,390	20,806	39,284	64,480
Interest expense - Other interest-bearing liabilities	—	—	573	573	—	—	—	—
Total interest expense	4,171	53,540	6,714	64,425	3,642	71,902	33,641	109,185
Net interest income	$(6,581)	$(25,771)	$(8,291)	$(40,643)	$(2,892)	$42,352	$(56,983)	$(17,523)

2024 Compared to 2023

Net interest income before provision for credit losses of $447.3 million for 2024 decreased $40.6 million, or 8.33%, compared to $488.0 million for 2023. Interest income increased by $23.8 million, or 3.92% in 2024, offset by a $64.4 million increase in interest expense year-over-year. Cost of funds for 2024 increased by 49 basis points over 2023, while the earning asset yield increased by 25 basis points. Interest-earning assets decreased on average by $275.6 million, or 1.86%, from $14.83 billion for 2023 to $14.55 billion for 2024. Our net interest margin (TE) was 3.09% for 2024, compared to 3.31% for 2023.

Total interest income for 2024 of $630.1 million grew by $23.8 million, or 3.92%, when compared to 2023. Compared to 2023, average interest-earning assets decreased $275.6 million and the yield on interest-earning assets increased by 25 basis point from 4.10% for 2023 to 4.35% for 2024. The $275.6 million year-over-year decrease in average earning assets resulted from a $434.9 million decrease in average investment securities and a decline of $222.9 million in average loans, offset by $386.4 million of growth in average earning balances due from the Federal Reserve. The 25 basis point increase in the earning asset yield over 2023 resulted primarily from a 22 basis point increase in loan yields, from 5.04% for 2023 to 5.26% for 2024, and from a 13 basis point increase in the yield on investment securities, from 2.52% for 2023 to 2.65% for 2024. The increase in the overall earning asset yield was also impacted by the increase in average earning balances due from the Federal Reserve as a percentage of earning assets, from 2.2% in 2023 to 5.0% in 2024. Balances due from the Federal Reserve earned 5.38% on average in 2024.

Total interest income and fees on loans for 2024 of $455.8 million increased $7.5 million, or 1.66%, when compared to 2023. This increase in income was due to a higher loan yield partially offset by a decrease in average loans of $222.9 million. Loan yields were 5.26% for 2024, compared to 5.04% for 2023. Loan yields grew year-over-year, as rising interest rates contributed to an increase in yields on loans indexed to the Prime rate or other short-term indexes, as well as higher rates from adjustable rate loans and newly originated loans.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at December 31, 2024 and 2023. As of December 31, 2024 and 2023, we had $27.8 million and $21.3 million of nonaccrual loans, respectively.

Interest income from investment securities was $134.0 million for 2024, a $4.3 million, or 3.09%, decrease from $138.3 million for 2023. This decrease was driven by a decline in the average balance of investment securities of $434.9 million, or 7.80%, partially offset by a 13 basis point increase in the yield on securities, compared to 2023. This 13 basis point increase in the yield on investment securities from the prior year period was impacted by the positive spread generated from the pay-fixed swaps we entered into at the end of the second quarter of 2023. The positive carry on these fair value hedges resulted in approximately $14.4 million of interest income in 2024. The yield on investment securities was also impacted positively by the sale of $467 million of lower-yielding investment securities combined with the purchase of $418.5 million of higher-yielding securities in 2024.

Interest expense of $182.8 million for 2024 increased $64.4 million, compared to $118.3 million for 2023. Total cost of funds for 2024 was 1.32%, compared with 0.83% for 2023. This 49 basis point increase in cost of funds was primarily the result of the increase in the cost of deposits. The average rate paid on deposits increased by 47 basis points, to 0.88% for 2024 from 0.41% for 2023. The increase in interest expense was also driven by a $134.6 million increase in average interest-bearing deposits in 2024 as compared to 2023. Noninterest bearing deposits continued to be a significant portion of total deposits in 2024. Average noninterest-bearing deposits were 59.92% of our total deposits for 2024, compared to 62.66% for 2023.

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

Total interest income for 2023 of $606.3 million grew by $91.7 million, or 17.81%, when compared to 2022. Compared to 2022, average interest-earning assets decreased $610.4 million and the yield on interest-earning assets increased by 74 basis point from 3.36% for 2022 to 4.10% for 2023. The $610.4 million year-over-year decrease in earning assets resulted from a $471.9 million decrease in average earning balances due from the Federal Reserve and a decline of $360.1 million in average investment securities, offset by $216.5 million of growth in average loans. The 74 basis point increase in the earning asset yield over 2022 resulted from a 55 basis point increase in loan yields, increasing from 4.49% for 2022 to 5.04% for 2023, as well as a change in the mix of earning assets. Average loans as a percentage of earning assets grew from 56.20% for 2022 to 59.97% for 2023. Average investments as a percentage of earning assets decreased to 37.63% for 2023 from 38.47% for 2022. The tax-equivalent yield on investment securities was 2.52% for 2023, compared to 2.03% for 2022.

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

We recorded recapture of provision for credit losses of $3.0 million in 2024, and experienced credit charge-offs of $4.4 million and recoveries of $0.7 million, resulting in net charge-offs of $3.7 million. The year-to-date recapture of provision for credit losses of $3.0 million was the result of a decrease in loan balances outstanding at December 31, 2024 as compared to the prior year-end and an overall decrease in projected loss rates from 0.98% at the end of 2023 to 0.94% at December 31, 2024. For 2023, we recorded $2.0 million in provision for credit losses, and experienced credit charge-offs of $405,000 and total recoveries of $130,000, resulting in net charge-offs of $275,000. The modest changes in projected loss rates continue to be driven primarily by economic forecast changes to various macroeconomic variables such as GDP growth, commercial real estate values and the rate of unemployment. Refer to the discussion of “Allowance for Credit Losses” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which affect the Company’s service areas or other circumstances will or will not be reflected in future changes in the level of our allowance for credit losses and the resulting provision or recapture of provision for credit losses. The process to estimate the allowance for credit losses requires considerable judgment and our economic forecasts may continue to vary due to the uncertainty of the future impact from changes in rates by the Federal Reserve, geopolitical events in Europe and the Middle East, and impacts of changes in global trade and inflation will have on future interest rates, unemployment, the overall economy and resulting impact on our customers. See “Allowance for Credit Losses” under Analysis of Financial Condition herein.

Noninterest Income

Noninterest income includes income derived from financial services offered to our customers, such as CitizensTrust, merchant processing and card services, international banking, and other business services. Also included in noninterest income are service charges and fees, primarily from deposit accounts, BOLI income, gains/losses from the disposition of investment securities, loans, other real estate owned, and fixed assets, and other revenues not included as interest on earning assets.

The following table sets forth the various components of noninterest income for the periods presented.

				Variance
	Year Ended December 31,			2024		2023
	2024	2023	2022	$	%	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$20,370	$20,219	$21,382	$151	0.75%	$(1,163)	(5.44)%
Trust and investment services	13,729	12,556	11,518	1,173	9.34%	1,038	9.01%
Bankcard services	1,652	1,627	1,470	25	1.54%	157	10.68%
BOLI income	12,420	12,751	5,356	(331)	(2.60)%	7,395	138.07%
Swap fee income	211	632	—	(421)	(66.61)%	632	—
Loss on sale of AFS investment securities	(28,317)	—	—	(28,317)	—	—	—
Gain on sale leaseback transactions	25,900	—	—	25,900	—	—	—
Gain on sale of building, net	—	—	2,717	—	—	(2,717)	(100.00)%
Gain on sale of other investments	—	2,575	—	(2,575)	(100.00)%	2,575	—
Other	8,509	8,970	7,546	(461)	(5.14)%	1,424	18.87%
Total noninterest income	$54,474	$59,330	$49,989	$(4,856)	(8.18)%	$9,341	18.69%

2024 Compared to 2023

The $4.9 million decrease in noninterest income included $28.3 million in losses from the sale of AFS securities partially offset by gains of $25.9 million from the sale and leaseback of four properties in 2024, while 2023 included a $2.6 million gain from an equity fund distribution related to a CRA investment. Service charges on deposit accounts increased by $0.2 million, or 0.75% from the year ended December 31, 2023. Trust management fees increased by $1.2 million, or 9.34% compared to 2023. Income from Bank-Owned Life Insurance (“BOLI”) decreased by $0.3 million, or 2.60% from the prior year.

Trust and Investment Services represents our CitizensTrust group. The CitizensTrust group is made up of wealth management and investment services. They provide a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At December 31, 2024, CitizensTrust had approximately $4.6 billion in assets under management and administration, including $3.3 billion in assets under management. CitizensTrust generated fees of $13.7 million for 2024, compared to $12.6 million for 2023. The increase in fees in 2024 included both the impact on market values of changes in equity and fixed income markets but also increased flows of funds from customers, including liquidity management of funds formerly on deposit with the Bank.

The Bank’s investment in BOLI includes life insurance policies generally acquired through acquisitions or the purchase of life insurance by the Bank on a select group of employees to fund deferred compensation plans. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. Income from our BOLI policies declined by $0.3 million for 2024 as compared to 2023, which consisted of lower cash surrender value income partially offset by higher gains and death benefits that exceeded cash surrender values.

The Bank has entered into interest rate swap agreements with our customers to manage our interest rate risk and enters into identical offsetting swaps with a counterparty. The changes in the fair value of these non-hedged swaps primarily offset each other resulting in swap fee income. Generally speaking, our volume of back-to-back interest rate swaps is impacted by the level and shape of the yield curve and the Bank's management of interest rate risk. Swap fee income was $0.4 million lower than 2023, primarily due to LIBOR indexed swaps that were converted to term SOFR in 2023 generating fee income of approximately $620,000. Refer to Note 18 — Derivative Financial Instruments of the notes to the consolidated financial statements of this report for additional information.

2023 Compared to 2022

The $9.3 million increase in noninterest income included $2.6 million in gain from an equity fund distribution related to a CRA investment, while 2022 included a $2.4 million net gain on the sale of one of our properties. Service charges on deposit accounts decreased by $1.2 million, or 5.44% from the year ended December 31, 2022. Trust management fees increased by $1.0 million, or 9.01% compared to 2022. Income from BOLI increased by $7.4 million from the prior year, primarily due to approximately $6.5 million net increase in cash surrender value resulting from the surrender and redeployment of various BOLI policies at the end 2023, which offset the tax expense impact of the taxable gains generated from the surrendered policies.

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

The Bank has entered into interest rate swap agreements with our customers to manage our interest rate risk and enters into identical offsetting swaps with a counterparty. The changes in the fair value of these non-hedged swaps primarily offset each other resulting in swap fee income. Generally speaking, our volume of back-to-back interest rate swaps is impacted by the level and shape of the yield curve and the Bank's management of interest rate risk. Swap fee income was higher than 2022, primarily due to LIBOR indexed swaps that were converted to term SOFR in 2023 generating fee income of approximately $620,000. We executed on swap agreements related to new loan originations with a notional amount totaling $1.0 million for 2023. There were no executed swap agreements related to new loan originations for 2022. Refer to Note 18 — Derivative Financial Instruments of the notes to the consolidated financial statements of this report for additional information.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

				Variance
	Year Ended December 31,			2024		2023
	2024	2023	2022	$	%	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$144,472	$139,191	$131,596	$5,281	3.79%	$7,595	5.77%
Occupancy	18,976	18,492	18,825	484	2.62%	(333)	(1.77)%
Equipment	4,431	3,617	3,912	814	22.50%	(295)	(7.54)%
Professional services	10,482	9,082	9,362	1,400	15.42%	(280)	(2.99)%
Computer software expense	15,301	14,051	13,503	1,250	8.90%	548	4.06%
Marketing and promotion	7,307	6,756	6,296	551	8.16%	460	7.31%
Amortization of intangible assets	5,324	6,452	7,566	(1,128)	(17.48)%	(1,114)	(14.72)%
Telecommunications expense	1,972	2,010	2,193	(38)	(1.89)%	(183)	(8.34)%
Regulatory assessments	10,091	17,710	5,477	(7,619)	(43.02)%	12,233	223.35%
Insurance	2,022	2,025	1,968	(3)	(0.15)%	57	2.90%
(Recapture of) provision for unfunded loan commitments	(1,250)	(500)	—	(750)	(150.00)%	(500)	—
Directors’ expenses	1,266	1,202	1,426	64	5.32%	(224)	(15.71)%
Acquisition related expenses	—	—	6,013	—	—	(6,013)	(100.00)%
Other	13,189	9,798	8,418	3,391	34.61%	1,380	16.39%
Total noninterest expense	$233,583	$229,886	$216,555	$3,697	1.61%	$13,331	6.16%

Noninterest expense to average assets	1.45%	1.41%	1.28%
Efficiency ratio (1)	46.55%	42.00%	38.98%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.45% for 2024, compared to 1.41% for 2023 and 1.28% for 2022, respectively. The increase in this ratio in 2024 as compared to 2023 was due primarily to normal inflationary increases in most expense categories, partially offset by a decrease in regulatory assessment expense as 2023 included the $9.2 million FDIC Special Assessment, and also due to a $207 million decrease in average assets in 2024 as compared to 2023. The increase in this ratio for 2023 compared with 2022 reflects the impact of inflationary pressures on staff related expenses and expense growth associated with Suncrest. This ratio was also negatively impacted in 2023 by a $9.2 million expense accrual for the FDIC Special Assessment. The ratio was negatively impacted in 2022 as a result of $6 million of acquisition expense associated with Suncrest.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 46.55% for 2024, compared to 42.00% for 2023 and 38.98% for 2022. The increase in the efficiency ratio in 2024 was primarily due to the decrease in our net interest margin in 2024, as well as the 1.6% increase in noninterest expense. The increase in the efficiency ratio in 2023 compared to 2022 reflects the impact of inflationary pressures on staff related expenses and expense growth associated with Suncrest. This ratio was also negatively impacted in 2023 by a $9.2 million expense accrual for the FDIC Special Assessment. The ratio was negatively impacted in 2022 as a result of $6 million of acquisition expense associated with Suncrest.

2024 Compared to 2023

Noninterest expense of $233.6 million for the year ended December 31, 2024 was $3.7 million, or 1.6% higher than 2023. Year-over-year increases included normal inflationary increases in most expense categories including $5.3 million in salaries and employee benefits, primarily due to inflationary pressures on salaries and benefits. As we continue to invest in new technology, software expense increased by $1.3 million, or 8.90%. The increase in technology costs demonstrates our commitment to improving efficiencies and providing an excellent customer experience. Professional expense increased by $1.4 million, or 15.42%, as legal expense increased by $1.3 million or 80.7%. These increases were partially offset by a $7.6 million decrease in regulatory assessment expense, as 2023 included $9.2 million for the FDIC Special Assessment.

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

Income Taxes

The Company’s effective tax rate for the year ended December 31, 2024 was 26.00%, compared with 29.80% and 28.30% for the years ended December 31, 2023 and 2022, respectively. The decrease in the effective tax rate was a result of increased investments in tax credits during 2024 and the impact on taxes in 2023 from the surrender of certain BOLI policies. During the fourth quarter and full year of 2023, our effective tax rate was impacted by more than $6 million in combined income tax expense and penalties resulting from the surrender of various BOLI policies. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income from municipal securities and BOLI as well as available tax credits. Refer to Note 9 — Income Taxes of the notes to consolidated financial statements for more information.

The effective tax rates are below the nominal combined Federal and State tax rate as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $15.15 billion at December 31, 2024 decreased by $867.3 million, or 5.41%, from total assets of $16.02 billion at December 31, 2023. Interest-earning assets of $13.53 billion at December 31, 2024, decreased by $934.2 million, or 6.46%, when compared with $14.46 billion at December 31, 2023. The decrease in interest-earning assets was primarily due to a $499.0 million decrease in investment securities, a $368.5 million decrease in total loans, and a decrease of $59.1 million in interest-earning balances due from the Federal Reserve.

Total liabilities were $12.97 billion at December 31, 2024, a decrease of $975.7 million, or 7.00%, from total liabilities of $13.94 billion at December 31, 2023. The decrease was due to a $1.57 billion decrease in borrowings partially offset by a $514.7 million increase in deposits. Total deposits increased by $514.7 million, or 4.50%, from December 31, 2023. The increase in deposits includes $300 million of brokered deposits issued in association with cash flow hedging transactions entered into in 2024. Borrowings decreased by $1.57 billion from December 31, 2023, primarily due to the payoff of $1.91 billion of BTFP advances in 2024. As of December 31, 2024, total borrowings consisted of $500 million of Federal Home Loan Bank advances, at an average cost of approximately 4.6%.

Total equity increased $108.3 million to $2.19 billion at December 31, 2024, compared to total equity of $2.08 billion at December 31, 2023. Increases to equity included $200.7 million in net earnings and an $11.5 million increase in other comprehensive income, that were partially offset by $111.9 million in cash dividends. We did not repurchase any stock in 2024. In 2023, we repurchased 791,800 shares of common stock, at an average repurchase price of $23.43, totaling $18.5 million. The Company's 2024 10b5-1 stock repurchase plan was authorized in November 2024 and allows for the repurchase of up to 10,000,000 shares of CVB common stock.

Sale-Leaseback Transactions

During the third and fourth quarters of 2024, the Bank executed sale-leaseback transactions and sold four buildings for a cumulative sale price of $47.1 million, resulting in a net pre-tax gain of $25.9 million and cash proceeds of $44.76 million. The Bank simultaneously entered into lease agreements with the respective purchasers for initial terms of 15 and 18 years. Total ROU assets and corresponding operating lease liabilities recorded were $26.8 million.

Investment Securities and BOLI

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. We continued to shrink our investment portfolio in 2024. At December 31, 2024, total investment securities were $4.92 billion. This represented a decrease of $499.0 million, or 9.20%, from total investment securities of $5.42 billion at December 31, 2023. The decrease in investment securities was primarily due to principal payments and maturities, as well as sales of securities exceeding purchases during the year. Concurrent with the sale-leaseback transactions in the third and fourth quarters of 2024, the Bank sold AFS securities with a book value of $467 million, resulting in a net pre-tax loss of $28.3 million. At December 31, 2024, our AFS investment securities totaled $2.54 billion, inclusive of a pre-tax net unrealized loss of $447.7 million. The after-tax unrealized loss reported in AOCI on AFS investment securities was $315.4 million. This represented a decrease of $1.4 million from $316.8 million after-tax unrealized loss at December 31, 2023. The change in the net unrealized holding loss resulted primarily from fluctuations in market interest rates and from realized losses on sold securities. At December 31, 2024, total HTM investment securities of $2.38 billion declined by $84.9 million from December 31, 2023. For the years ended December 31, 2024 and 2023, sales/repayments/maturities of investment securities totaled $901.5 million and $450.3 million, respectively. The Company purchased additional investment securities totaling $430.6 million and $48.4 million for the years ended December 31, 2024 and 2023, respectively.

At December 31, 2024, the Company had $316.2 million of BOLI. The $7.5 million increase in the value of BOLI, when compared to December 31, 2023, was primarily due to increases in the cash surrender value of the policies owned.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	December 31,
	2024		2023
	Fair Value	Percent	Fair Value	Percent
	(Dollars in thousands)
Investment securities available-for-sale
Government agency/GSE	$34,255	1.35%	$32,253	1.09%
Mortgage-backed securities	2,134,534	83.97%	2,507,679	84.83%
CMO/REMIC	351,522	13.82%	389,362	13.17%
Municipal bonds	20,377	0.80%	25,635	0.87%
Other securities	1,427	0.06%	1,196	0.04%
Total available-for-sale securities	$2,542,115	100.00%	$2,956,125	100.00%

	December 31,
	2024		2023
	Amortized Cost	Percent	Amortized Cost	Percent
	(Dollars in thousands)
Investment securities held-to-maturity
Government agency/GSE	$514,572	21.62%	$530,656	21.53%
Mortgage-backed securities	614,383	25.82%	663,090	26.90%
CMO/REMIC	784,059	32.95%	802,892	32.58%
Municipal bonds	455,199	19.13%	467,972	18.99%
Other securities	11,455	0.48%	—	—
Total held-to-maturity securities	$2,379,668	100.00%	$2,464,610	100.00%
Fair Value	$1,954,345		$2,082,881

The distribution of the AFS and HTM portfolios by estimated average life consist of the following as of the date presented.

	December 31, 2024
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$34,255	$—	$—	$—	$34,255	1.35%
Mortgage-backed securities	7,523	127,017	1,616,715	383,279	2,134,534	83.97%
CMO/REMIC	—	2,337	1,507	347,678	351,522	13.82%
Municipal bonds (1)	—	7,120	10,862	2,395	20,377	0.80%
Other securities	1,427	—	—	—	1,427	0.06%
Total	$43,205	$136,474	$1,629,084	$733,352	$2,542,115	100.00%
Weighted average yield:
Government agency/GSE	4.90%	—	—	—	4.90%
Mortgage-backed securities	2.85%	1.76%	2.10%	5.20%	2.64%
CMO/REMIC	—	2.82%	3.12%	1.51%	1.52%
Municipal bonds (1)	—	2.79%	2.55%	2.58%	2.64%
Other securities	2.33%	—	—	—	2.33%
Total	4.46%	1.84%	2.10%	3.44%	2.52%

(1)
The weighted average yield for the portfolio is not tax-equivalent. The tax equivalent yield at December 13, 2024 was 3.18%.

	December 31, 2024
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$168,440	$346,132	$514,572	21.62%
Mortgage-backed securities	18,160	1,662	38,074	556,487	614,383	25.82%
CMO/REMIC	—	—	—	784,059	784,059	32.95%
Municipal bonds (1)	2,396	42,888	112,027	297,888	455,199	19.13%
Other securities	—	—	—	11,455	11,455	0.48%
Total	$20,556	$44,550	$318,541	$1,996,021	$2,379,668	100.00%
Weighted average yield:
Government agency/GSE	—	—	1.55%	1.93%	1.80%
Mortgage-backed securities	1.83%	2.51%	2.88%	2.43%	2.44%
CMO/REMIC	—	—	—	1.88%	1.88%
Municipal bonds (1)	2.54%	2.60%	2.40%	2.76%	2.66%
Other securities	—	—	—	8.58%	8.58%
Total	1.91%	2.59%	2.01%	2.21%	2.19%

(1)
The weighted average yield for the portfolio is not tax-equivalent. The tax equivalent yield at December 31, 2024 was 2.77%.

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

The weighted-average yield on the total investment portfolio at December 31, 2024 was 2.36% with a weighted-average life of 7.2 years. This compares to a weighted-average yield of 2.16% at December 31, 2023 with a weighted-average life of 6.7 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 90% of the securities in the total investment portfolio, at December 31, 2024, are issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA or better general-obligation municipal bonds. As of December 31, 2024, approximately $27.1 million in U.S. government agency bonds are callable. The Agency CMO/REMIC are backed by agency-pooled collateral. Municipal bonds, which represented approximately 10% of the total investment portfolio, are predominately AA or higher rated securities.

Municipal securities held by the Company are issued by various states and their various local municipalities. The following tables present municipal securities by the top holdings by state as of the dates presented.

	December 31, 2024
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
Minnesota	$7,816	35.9%	$7,234	35.6%
Connecticut	5,602	25.8%	5,369	26.3%
Massachusetts	3,694	17.0%	3,385	16.6%
Maine	1,490	6.8%	1,350	6.6%
Wisconsin	1,166	5.4%	1,114	5.5%
Iowa	1,115	5.1%	1,025	5.0%
California	872	4.0%	900	4.4%
Total	$21,755	100.0%	$20,377	100.0%
Municipal Securities held-to-maturity:
Minnesota	$41,069	9.0%	$38,359	9.2%
Massachusetts	25,565	5.6%	23,837	5.7%
Texas	78,018	17.1%	72,099	17.3%
California	46,209	10.2%	41,813	10.0%
Connecticut	7,380	1.6%	6,635	1.6%
Wisconsin	13,423	2.9%	12,861	3.1%
All other states (27 states)	243,535	53.6%	220,728	53.1%
Total	$455,199	100.0%	$416,332	100.0%

	December 31, 2023
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
Minnesota	$11,018	41.6%	$10,526	41.1%
Connecticut	5,611	21.2%	5,587	21.8%
Massachusetts	4,137	15.6%	3,993	15.6%
Maine	1,494	5.6%	1,424	5.6%
Wisconsin	1,168	4.4%	1,136	4.4%
Iowa	1,115	4.2%	1,079	4.2%
All other states (2 states)	1,933	7.4%	1,889	7.3%
Total	$26,476	100.0%	$25,634	100.0%
Municipal Securities held-to-maturity:
Texas	$78,445	16.8%	$74,002	16.9%
California	46,401	9.9%	42,630	9.7%
Minnesota	45,168	9.7%	43,784	10.0%
Ohio	29,820	6.4%	27,498	6.3%
Washington	28,619	6.1%	25,306	5.8%
Massachusetts	26,364	5.6%	25,463	5.8%
All other states (27 states)	213,154	45.5%	199,122	45.5%
Total	$467,971	100.0%	$437,805	100.0%

The following tables present the Company’s available-for-sale investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2024 and December 31, 2023.

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$204,428	$(700)	$1,757,066	$(325,677)	$1,961,494	$(326,377)
CMO/REMIC	1	—	351,521	(120,399)	351,522	(120,399)
Municipal bonds	3,215	(155)	16,262	(1,250)	19,477	(1,405)
Total available-for-sale securities	$207,644	$(855)	$2,124,849	$(447,326)	$2,332,493	$(448,181)
Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$408,257	$(106,315)	$408,257	$(106,315)
Mortgage-backed securities	2,072	(42)	502,292	(109,978)	504,364	(110,020)
CMO/REMIC	—	—	613,937	(170,121)	613,937	(170,121)
Municipal bonds	63,668	(1,067)	286,868	(38,958)	350,536	(40,025)
Total held-to-maturity securities	$65,740	$(1,109)	$1,811,354	$(425,372)	$1,877,094	$(426,481)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	48	—	2,506,162	(336,107)	2,506,210	(336,107)
CMO/REMIC	—	—	389,359	(112,872)	389,359	(112,872)
Municipal bonds	3,286	(17)	18,105	(871)	21,391	(888)
Total available-for-sale securities	$3,334	$(17)	$2,913,626	$(449,850)	$2,916,960	$(449,867)
Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$432,684	$(97,972)	$432,684	$(97,972)
Mortgage-backed securities	—	—	565,655	(97,436)	565,655	(97,436)
CMO/REMIC	—	—	646,737	(156,155)	646,737	(156,155)
Municipal bonds	20,609	(200)	293,467	(33,404)	314,076	(33,604)
Total held-to-maturity securities	$20,609	$(200)	$1,938,543	$(384,967)	$1,959,152	$(385,167)

Once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Management determined that credit losses did not exist for securities in an unrealized loss position as of December 31, 2024 and 2023.

Refer to Note 4 – Investment Securities of the notes to the consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans

Total loans and leases, at amortized cost, of $8.54 billion at December 31, 2024, decreased by $368.5 million, or 4.14%, from $8.90 billion at December 31, 2023. Loan growth continues to be impacted by a slowdown in loan demand. The $368.5 million decrease included $277.1 million in commercial real estate loans, $50.7 million in construction loans and $44.7 million in commercial and industrial loans.

Total loans, at amortized cost, comprised 63.10% of our total earning assets as of December 31, 2024. The following table presents our loan portfolio by type as of the dates presented.

Distribution of Loan Portfolio by Type

	December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Commercial real estate	$6,507,452	$6,784,505	$6,884,948	$5,789,730	$5,501,509
Construction	16,082	66,734	88,271	62,264	85,145
SBA	273,013	270,619	290,908	288,600	303,896
SBA - PPP	774	2,736	9,087	186,585	882,986
Commercial and industrial	925,178	969,895	948,683	813,063	812,062
Dairy & livestock and agribusiness	419,904	412,891	433,564	386,219	361,146
Municipal lease finance receivables	66,114	73,590	81,126	45,933	45,547
SFR mortgage	269,172	269,868	266,024	240,654	270,511
Consumer and other loans	58,743	54,072	76,781	74,665	86,006
Total loans, at amortized cost	8,536,432	8,904,910	9,079,392	7,887,713	8,348,808
Less: Allowance for credit losses	(80,122)	(86,842)	(85,117)	(65,019)	(93,692)
Total loans and lease finance receivables, net	$8,456,310	$8,818,068	$8,994,275	$7,822,694	$8,255,116

As of December 31, 2024, $449.8 million, or 6.91% of the total commercial real estate loans included loans secured by farmland, compared to $497.7 million, or 7.34%, at December 31, 2023. The loans secured by farmland included $109.1 million for loans secured by dairy & livestock land and $340.7 million for loans secured by agricultural land at December 31, 2024, compared to $122.4 million for loans secured by dairy & livestock land and $375.3 million for loans secured by agricultural land at December 31, 2023. As of December 31, 2024, dairy & livestock and agribusiness loans of $419.9 million were comprised of $385.3 million for dairy & livestock loans and $34.6 million for agribusiness loans, compared to $374.9 million of dairy & livestock loans and $38.0 million for agribusiness loans at December 31, 2023.

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

As of December 31, 2024, the Company had $204.5 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of December 31, 2024, the Company had $68.5 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As an active participant in the SBA’s Paycheck Protection Program, we originated during 2020 approximately 4,100 PPP loans totaling $1.10 billion in round one and originated approximately 1,900 PPP loans totaling $420 million in round two. As of December 31, 2024, the remaining outstanding balance of PPP loans totaled $0.8 million.

As of December 31, 2024, the Company had $16.1 million in construction loans. This represented 0.19% of total held-for-investment loans at amortized cost. Our construction loans are located throughout our California market footprint and the majority consist of commercial land development and construction projects. There were no nonperforming construction loans at December 31, 2024.

Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, by region as of December 31, 2024.

	December 31, 2024
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,054,169	35.8%	$2,241,415	34.4%
Central Valley and Sacramento	2,036,468	23.8%	1,545,836	23.7%
Orange County	1,158,621	13.6%	698,549	10.7%
Inland Empire	982,600	11.5%	875,654	13.5%
Central Coast	460,267	5.4%	394,781	6.1%
San Diego	327,842	3.8%	329,697	5.1%
Other California	152,301	1.8%	95,624	1.5%
Out of State	364,164	4.3%	325,896	5.0%
	$8,536,432	100.0%	$6,507,452	100.0%

The table below breaks down our commercial real estate portfolio by property type.

	December 31, 2024
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
Commercial real estate:	(Dollars in thousands)
Industrial	$2,217,203	34.1%	47.9%	$1,621
Office	1,039,502	16.0%	27.0%	1,666
Retail	887,526	13.6%	11.2%	1,704
Multi-family	811,701	12.5%	0.5%	1,570
Secured by farmland (2)	449,771	6.9%	98.7%	1,460
Medical	300,987	4.6%	33.3%	1,454
Other (3)	800,762	12.3%	42.4%	1,745
Total commercial real estate	$6,507,452	100.0%	35.8%	$1,625

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $109.1 million for loans secured by dairy & livestock land and $340.6 million for loans secured by agricultural land at December 31, 2024.
(3)
Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

At December 31, 2024, commercial real estate loans on office properties totaled $1.04 billion, or approximately 16.0% of total commercial real estate loans. At origination, these loans on office properties were underwritten with loan-to-values averaging approximately 55%. Approximately 37% of these loans were originated prior to 2020. The average loan size for office loans was approximately $1.7 million and 87% of these loans have a balance of $10 million or less.

At December 31, 2024, commercial real estate loans on retail properties totaled $887.5 million, or approximately 13.6% of total commercial real estate loans. At origination, these loans on retail properties were underwritten with loan-to-values averaging approximately 47%. Approximately 37% of these loans were originated prior to 2020.

The table below provides the maturity distribution for held-for-investment total gross loans as of December 31, 2024. The loan amounts are based on contractual maturities although the borrowers have the ability to prepay the loans. Amounts are also classified according to repricing opportunities or rate sensitivity.

Loan Maturities and Interest Rate Category

	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Loan Portfolio by Type:
Commercial real estate	$312,596	$2,058,857	$4,135,999	$6,507,452
Construction	16,082	—	—	16,082
SBA	9,528	30,534	232,951	273,013
SBA - PPP	626	148	—	774
Commercial and industrial	342,827	374,659	207,692	925,178
Dairy & livestock and agribusiness	380,820	38,877	207	419,904
Municipal lease finance receivables	979	9,059	56,076	66,114
SFR mortgage	1	3,209	265,962	269,172
Consumer and other loans	9,666	11,725	37,352	58,743
Total gross loans	$1,073,125	$2,527,068	$4,936,239	$8,536,432
Amount of Loans based upon:
Fixed Rates	$278,034	$1,866,169	$3,204,060	$5,348,263
Floating or adjustable rates	795,091	660,899	1,732,179	3,188,169
Total loans, at amortized cost	$1,073,125	$2,527,068	$4,936,239	$8,536,432

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

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

	December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Nonaccrual loans	$27,795	$21,302	$4,930	$6,893	$14,347
Loans past due 90 days or more and still accruing interest	—	—	—	—	—
Nonperforming modified loans / troubled debt restructured loans (TDRs)	—	—	—	—	—
Total nonperforming loans	27,795	21,302	4,930	6,893	14,347
OREO, net	19,303	—	—	—	3,392
Total nonperforming assets	$47,098	$21,302	$4,930	$6,893	$17,739
Modified loans / Performing TDRs	$6,467	$9,460	$7,817	$5,293	$2,159

Total nonperforming loans and performing modified loans/TDRs	$34,262	$30,762	$12,747	$12,186	$16,506

Percentage of nonperforming loans and performing modified loans/TDRs to total loans, at amortized cost	0.40%	0.35%	0.14%	0.15%	0.20%

Percentage of nonperforming assets to total loans, at amortized cost, and OREO	0.55%	0.24%	0.05%	0.09%	0.21%
Percentage of nonperforming assets to total assets	0.31%	0.13%	0.03%	0.04%	0.12%

Modifications of Loans to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The table below reflects the loans by type made to borrowers experiencing financial difficulty that were modified in the years ended December 31, 2024 and December 31, 2023, and the cost basis of the loans as of December 31, 2024 and December 31, 2023.

Loan Type	Term Extension		Combination-Term Extension and Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of Financing Receivables	Amortized Cost Basis	% of Total Class of Financing Receivables
December 31, 2024
Commercial real estate loans	$2,180	0.03%	$683	0.01%
Commercial and industrial	2,804	0.03%	—	0.00%
Dairy & livestock and agribusiness	800	0.01%	—	0.00%
Total	$5,784		$683

December 31, 2023
Commercial real estate loans	$2,550	0.03%	$688	0.01%
Commercial and industrial	1,305	0.01%	278	0.00%
Dairy & livestock and agribusiness	4,639	0.05%	—	0.00%
Total	$8,494		$966

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the years ended December 31, 2024 and December 31, 2023.

Loan Type	Financial Effect
	Term Extension	Combination-Term Extension and Interest Rate Reduction
December 31, 2024
Commercial real estate loans	Added a weighted-average 1.7 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10.00% to 7.25%.
Commercial and industrial	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—
Dairy & livestock and agribusiness	Added a weighted-average 0.9 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—
December 31, 2023
Commercial real estate loans	Added a weighted-average 1.0 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10% to 7.25%.
Commercial and industrial	Added a weighted-average 0.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Added a weighted-average 2.0 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10% to 7.75%.
Dairy & livestock and agribusiness	Added a weighted-average 0.5 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—

As of December 31, 2024 and December 31, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, that subsequently defaulted. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents as of December 31, 2024, the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, the date we adopted ASU 2022-02.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$2,863	$—	$—
Commercial and industrial	2,804	—	—
Dairy & livestock and agribusiness	800	—	—
SFR mortgage loans	—	—	—
Consumer and other loans	—	—	—
Total	$6,467	$—	$—

At December 31, 2024 and December 31, 2023, there was no ACL allocated to modified loans to borrowers experiencing financial difficulty under the ASU 2022-02. Impairment amounts identified are typically charged off against the allowance at the time the loan is considered uncollectible. There were no charge-offs on modified loans to borrowers experiencing financial difficulty during the years ending December 31, 2024 and December 31, 2023.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Nonperforming loans:
Commercial real estate	$25,866	$18,794	$21,908	$10,661	$15,440
Construction	—	—	—	—	—
SBA	1,529	151	337	54	969
Commercial and industrial	340	2,825	2,712	2,727	4,509
Dairy & livestock and agribusiness	60	143	—	60	60
SFR mortgage	—	—	—	308	324
Consumer and other loans	—	—	—	—	—
Total	$27,795	$21,913	$24,957	$13,810	$21,302
% of Total loans	0.33%	0.26%	0.29%	0.16%	0.24%

Past due 30-89 days (accruing):
Commercial real estate	$—	$30,701	$43	$19,781	$300
Construction	—	—	—	—	—
SBA	88	—	—	408	108
Commercial and industrial	399	64	103	6	12
Dairy & livestock and agribusiness	—	—	—	—	—
SFR mortgage	—	—	—	—	201
Consumer and other loans	—	—	—	—	18
Total	$487	$30,765	$146	$20,195	$639
% of Total loans	0.01%	0.36%	0.00%	0.23%	0.01%

OREO:
Commercial real estate	$18,656	$—	$—	$—	$—
SBA	—	—	—	—	—
SFR mortgage	647	647	647	647	—
Total	$19,303	$647	$647	$647	$—
Total nonperforming, past due, and OREO	$47,585	$53,325	$25,750	$34,652	$21,941
% of Total loans	0.25%	0.62%	0.30%	0.40%	0.25%

Classified Loans	$89,549	$124,606	$124,728	$103,080	$102,197

Nonperforming loans, defined as nonaccrual loans, including modified loans on nonaccrual, and loans past due 90 days or more and still accruing interest, were $27.8 million at December 31, 2024, or 0.33% of total loans. This compares to nonperforming loans of $21.3 million, or 0.24% of total loans, at December 31, 2023. The $6.5 million increase in nonperforming loans was primarily due a $10.4 million increase in nonperforming commercial real estate loans, which was due to the addition of two new nonperforming loans, which was partially offset by a decrease of $4.2 million in nonperforming commercial and industrial loans. Classified loans are loans that are graded “substandard” or worse. Classified loans of $89.5 million decreased $35.1 million quarter-over-quarter, primarily due to a $24.6 million decrease in classified commercial real estate loans and a $10.8 million decrease in classified dairy & livestock and agribusiness loans. Classified loans as a percentage of total loans was 1.05% at December 31, 2024, compared to 1.45% at September 30, 2024 and 1.15% at December 31, 2023.

At December 31, 2024 we had four OREO properties totaling $19.3 million which were all additions to OREO in the year ended December 31, 2024, consisting of three commercial real estate properties and one single-family residential property. At December 31, 2023, we had no OREO properties.

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

Allowance for Credit Losses

The allowance for credit losses totaled $80.1 million as of December 31, 2024, compared to $86.8 million as of December 31, 2023. Our allowance for credit losses at December 31, 2024 was 0.94% of total loans, compared to 0.98% at December 31, 2023. The ACL decreased by $6.7 million for 2024, including $3.0 million recapture of provision for credit losses. The ACL increased by $1.7 million for 2023, including $2.0 million in provision for credit losses. The ACL increased by $20.1 million for 2022 compared to December 31, 2021, including $8.6 million for the acquired Suncrest PCD loans and $10.6 million in provision for credit losses for 2022. Net charge-offs were $3.7 million for 2024, which compares with net charge-offs of $275,000 for 2023.

The allowance for credit losses as of December 31, 2024 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. The allowance for credit loss is sensitive to both changes in these portfolio characteristics and the forecast of macroeconomic variables. Risk attributes for commercial real estate loans include original loan to value ratios, origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of Small Business Administration (“SBA”) loans. The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans (excluding PPP loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with both upside and downside risks weighted among multiple forecasts. The resulting economic forecast reflects GDP growing at slower rate than 2024, with GDP growth forecasted below 2% for 2025 through 2027. Commercial Real Estate values are forecasted to continue their decline in 2025, with appreciation starting in 2027. Unemployment is forecasted to rise above 5% in 2025 and remains over 5% until 2028.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	Year Ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$86,842	$85,117	$65,019	$93,692	$68,660
Impact of adopting ASU 2016-13	—	—	—	—	1,840
Charge-offs:
Commercial real estate	(2,258)	—	—	—	—
Construction	—	—	—	—	—
SBA	(165)	(288)	(127)	(223)	(362)
Commercial and industrial	(1,981)	(109)	(66)	(3,019)	(195)
Dairy & livestock and agribusiness	—	—	—	(118)	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	(4)	(8)	(4)	(11)	(109)
Total charge-offs	(4,408)	(405)	(197)	(3,371)	(666)
Recoveries:
Commercial real estate	68	—	—	—	—
Construction	67	12	12	58	11
SBA	128	73	107	23	72
Commercial and industrial	424	14	503	12	10
Dairy & livestock and agribusiness	—	31	468	—	—
SFR mortgage	—	—	—	79	206
Consumer and other loans	1	—	—	26	59
Total recoveries	688	130	1,090	198	358
Net (charged-offs) recoveries	(3,720)	(275)	893	(3,173)	(308)
Initial ACL for PCD loans at acquisition	—	—	8,605	—	—
Provision recorded at acquisition	—	—	4,932	—	—
(Recapture of) provision for credit losses	(3,000)	2,000	5,668	(25,500)	23,500
Allowance for credit losses at end of period	$80,122	$86,842	$85,117	$65,019	$93,692
Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$7,500	$8,000	$8,000	$9,000	$8,959
Impact of adopting ASU 2016-13	—	—	—	—	41
(Recapture of) provision for unfunded loan commitments	(1,250)	(500)	—	(1,000)	—
Reserve for unfunded loan commitments at end of period	$6,250	$7,500	$8,000	$8,000	$9,000
Reserve for unfunded loan commitments to total unfunded loan commitments	0.35%	0.43%	0.46%	0.49%	0.54%
Amount of total loans at end of period (1)	$8,536,432	$8,904,910	$9,079,392	$7,887,713	$8,348,808
Average total loans outstanding (1)	$8,670,420	$8,893,335	$8,676,820	$8,065,877	$8,066,483
Net (charge-offs) recoveries to average total loans	(0.04)%	(0.00)%	0.01%	(0.04)%	(0.00)%
Net (charge-offs) recoveries to total loans at end of period	(0.04)%	(0.00)%	0.01%	(0.04)%	(0.00)%
Allowance for credit losses to average total loans	0.92%	0.98%	0.98%	0.81%	1.16%
Allowance for credit losses to total loans at end of period	0.94%	0.98%	0.94%	0.82%	1.12%
Net (charge-offs) recoveries to allowance for credit losses	(4.64)%	(0.32)%	1.05%	(4.88)%	(0.33)%
Net (charge-offs) recoveries to (recapture of) provision for credit losses	124.00%	(13.75)%	8.42%	12.44%	(1.31)%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The Bank’s ACL methodology also produced an allowance of $6.3 million for our off-balance sheet credit exposures as of December 31, 2024, compared to $7.5 million as of December 31, 2023.

While we believe that the allowance at December 31, 2024 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that future economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

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

Allowance for Credit Losses by Loan Type

	December 31,
	2024		2023		2022		2021		2020
	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans
	(Dollars in thousands)
Commercial real estate	$66,237	76.2%	$69,466	76.2%	$64,806	75.8%	$50,950	73.4%	$75,439	65.9%
Construction	312	0.2%	1,277	0.8%	1,702	1.0%	765	0.8%	1,934	1.0%
SBA	2,629	3.2%	2,679	3.0%	2,809	3.2%	2,668	3.6%	2,992	3.6%
SBA - PPP	—	—	—	—	—	0.1%	—	2.4%	—	10.6%
Commercial and industrial	6,093	10.8%	9,116	10.9%	10,206	10.5%	6,669	10.3%	7,142	9.7%
Dairy & livestock and agribusiness	3,610	4.9%	3,098	4.7%	4,400	4.8%	3,066	4.9%	3,949	4.4%
Municipal lease finance receivables	205	0.8%	210	0.8%	296	0.9%	100	0.6%	74	0.5%
SFR mortgage	424	3.2%	535	3.0%	366	2.9%	188	3.1%	367	3.2%
Consumer and other loans	612	0.7%	461	0.6%	532	0.8%	613	0.9%	1,795	1.1%
Total	$80,122	100.0%	$86,842	100.0%	$85,117	100.0%	$65,019	100.0%	$93,692	100.0%

The ACL/Total Loan Coverage Ratio as of December 31, 2024 decreased to 0.94%, compared to 0.98% as of December 31, 2023.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $11.95 billion at December 31, 2024. This represented an increase of $514.7 million, or 4.50%, from total deposits of $11.43 billion at December 31, 2023. This increase was partially due to a $300 million increase in brokered deposits in 2024.

The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the periods presented in the table below.

	Year Ended December 31,
	2024		2023		2022
	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$7,144,129	—	$7,793,336	—	$8,839,577	—
Interest-bearing deposits
Investment checking	527,922	0.22%	623,850	0.19%	747,944	0.06%
Money market	3,172,463	2.65%	3,202,417	1.49%	3,509,750	0.17%
Savings	443,068	0.06%	514,262	0.05%	608,809	0.05%
Time deposits	635,728	3.14%	304,053	0.83%	358,578	0.07%
Total deposits	$11,923,310		$12,437,918		$14,064,658

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Average noninterest-bearing deposits were $7.14 billion for 2024, representing a decrease of $649.21 million, or 8.33%, from average noninterest-bearing deposits of $7.79 billion for 2023. Average noninterest-bearing deposits represented 59.92% of total average deposits for 2024, compared to 62.66% of total average deposits for 2023.

Average savings deposits, which include savings, interest-bearing demand, and money market accounts, were $4.14 billion for 2024, representing a decrease of $197 million, or 4.54%, from average savings deposits of $4.34 billion for 2023.

Average time deposits totaled $635.7 million for 2024, representing an increase of $331.7 million, or 109.08%, from total average time deposits of $304.1 million for 2023.

Our deposits are primarily relationship based core deposits and customer repurchase agreements ("repos"). We had $300 million of brokered deposits at the end of 2024 and none at the end of 2023, which accounted for the majority of the growth in time deposits. Our core customer deposits consist of 72% of business deposits and 28% consisting of consumer deposits, primarily the owners and employees of our business customers. The largest percentage of our deposits, 39%, are analyzed business accounts, which represent customer operating accounts that generally utilize a wide array of treasury management products. As most of our business customers need to operate with more than $250,000 in their operating account, we have a significant percentage of deposits that are uninsured. As of December 31, 2024, 45% of our total deposits and customer repos were uncollateralized and uninsured.

Our customer deposit relationships represent long tenured customers representing a diverse set of industries. The industry classification with the largest concentration is construction, which represented approximately 8% of our deposits at December 31, 2024. Overall, there are 14 different industry classifications that represent 2% or more of our deposits as of December 31, 2024. Our depositors have typically banked with us for many years. As of December 31, 2024, 47% of our deposit relationships have banked with us more than 10 years and 77% of our deposit relationships have been with us for three or more years.

Total deposits and customer repos were $12.21 billion at December 31, 2024, a $505.0 million, or 4.31%, increase from December 31, 2023. The unprecedented increase in short-term interest rates impacted the mix of our deposits. Overall, we have experienced a decline in noninterest-bearing deposit levels and an increase in interest-bearing deposit levels due to the impact of higher interest rates that has led to deposits moving to higher yielding alternatives, such as our money market and time deposit products. We also experienced noninterest-bearing deposits being transferred from the Bank’s balance sheet by customers to be invested by CitizensTrust in higher yielding instruments such as United States treasury notes or bonds.

The following table provides the remaining maturities of large denomination ($250,000 or more) time deposits, including public funds, at December 31, 2024.

Maturity Distribution of Large Denomination Time Deposits

December 31, 2024
(Dollars in thousands)
3 months or less	$68,755
Over 3 months through 6 months	13,227
Over 6 months through 12 months	16,869
Over 12 months	3,361
Total	$102,212

Time deposits totaled $573.6 million at December 31, 2024, representing an increase of $177.2 million, or 44.70%, from total time deposits of $396.4 million at December 31, 2023.

Borrowings

The following table summarizes information about our term FHLB advances, repurchase agreements and other borrowings outstanding for the periods presented.

	Repurchase Agreements	FHLB	BTFP	Total
	(Dollars in thousands)
At December 31, 2024
Amount outstanding	$261,887	$500,000	$—	$761,887
Weighted-average interest rate	0.72%	4.55%	—	3.23%
Year ended December 31, 2024
Highest amount at month-end	$461,761	$500,000	$1,995,000	$2,956,761
Daily-average amount outstanding	$354,432	$326,503	$1,187,856	$1,868,791
Weighted-average interest rate	1.33%	4.62%	4.79%	4.10%
At December 31, 2023
Amount outstanding	$271,642	$160,000	$1,910,000	$2,341,642
Weighted-average interest rate	0.29%	5.70%	4.78%	4.32%
Year ended December 31, 2023
Highest amount at month-end	$525,585	$1,405,000	$1,910,000	$3,840,585
Daily-average amount outstanding	$421,112	$665,488	$686,611	$1,773,211
Weighted-average interest rate	0.21%	5.11%	4.65%	3.77%
At December 31, 2022
Amount outstanding	$565,431	$995,000	$—	$1,560,431
Weighted-average interest rate	0.11%	4.65%	—	3.01%
Year ended December 31, 2022
Highest amount at month-end	$650,358	$995,000	$—	$1,645,358
Daily-average amount outstanding	$573,307	$40,655	$—	$613,962
Weighted-average interest rate	0.09%	4.48%	—	0.38%

At December 31, 2024, our borrowings were $761.9 million and included $261.9 million of repurchase agreements and $500.0 million in FHLB advances, at an average cost of approximately 4.6%. At December 31, 2023, our borrowings were $2.34 billion and included $271.6 million in repurchase agreements, $2.07 billion in borrowings including $1.91 billion of one-year advances from the Federal Reserve's BTFP at an average cost of 4.78% and $160 million of short-term FHLB advances, at an average cost of approximately 5.70%. Refer to Note 11 — Borrowings of the notes to the consolidated financial statements for a more detailed discussion.

We offer a repurchase agreement product to our deposit customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of December 31, 2024, total funds borrowed under these agreements were $261.9 million with a weighted average interest rate of 0.72%, compared to $271.6 million with a weighted average interest rate of 0.29% as of December 31, 2023.

At December 31, 2024, loans with a carrying value of $4.44 billion were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank. As of December 31, 2024, the Bank had unused borrowing capacity at the FHLB of $4.17 billion.

At December 31, 2024, investment securities with carrying values of $2.79 billion were pledged to secure various types of deposits, including $1.18 billion of public funds, $315 million for repurchase agreements, and for other purposes as required or permitted by law. In addition, investment securities with carrying values of $1.63 billion were pledged for unused borrowing capacity.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2024.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$11,948,381	$11,937,063	$9,792	$1,243	$283
Customer repurchase agreements (1)	261,887	261,887	—	—	—
Other borrowings	500,000	—	500,000	—	—
Deferred compensation	22,909	575	1,152	1,150	20,032
Operating leases	69,640	10,114	16,759	10,097	32,670
Equity investments	45,809	36,932	7,382	391	1,104
Total	$12,848,626	$12,246,571	$535,085	$12,881	$54,089

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

Other borrowings represent amounts due for FHLB advances based on their contractual maturity dates.

Deferred compensation represents the amounts that are due to former employees based on salary continuation agreements as a result of acquisitions and amounts due to current and retired employees under our deferred compensation plans.

Operating leases represent the total minimum lease payments due under non-cancelable operating leases. Refer to Note 21 — Leases of the notes to the consolidated financial statements for a more detailed discussion about leases.

Equity investments represent commitments to contribute capital to LIHTC and other CRA-related investment partnerships.

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at December 31, 2024.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	$393,384	$84,724	$191,086	$91,106	$26,468
Construction	39,058	36,794	2,264	—	—
SBA	659	—	—	—	659
Commercial and industrial	993,878	823,834	135,214	3,706	31,124
Dairy & livestock and agribusiness (1)	172,978	151,941	21,037	—	—
Municipal lease finance receivables	270	—	—	—	270
SFR Mortgage	1,437	—	—	—	1,437
Consumer and other loans	120,748	9,075	9,948	2,605	99,120
Total commitment to extend credit	1,722,412	1,106,368	359,549	97,417	159,078
Obligations under letters of credit	60,032	44,106	15,708	200	18
Total	$1,782,444	$1,150,474	$375,257	$97,617	$159,096

(1)
Total commitments to extend credit to agribusiness were $15.6 million at December 31, 2024.

As of December 31, 2024, we had commitments to extend credit of approximately $1.72 billion, and obligations under letters of credit of $60.0 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. As of December 31, 2024 and December 31, 2023, the balance in the reserve for unfunded loan commitments was $6.3 million and $7.5 million, respectively, and was included in other liabilities. There was $1.25 million of recapture of provision for unfunded loan commitments for the year ended December 31, 2024. There was $0.50 million of recapture of provision for unfunded loan commitments for the year ended December 31, 2023.

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

Total equity increased $108.3 million, or 5.21%, to $2.19 billion at December 31, 2024, compared to total equity of $2.08 billion at December 31, 2023. Increases to equity included $200.7 million in net earnings and an $11.5 million increase in other comprehensive income, that were partially offset by $111.9 million in cash dividends. We did not repurchase any stock in 2024. In 2023, we repurchased 791,800 shares of common stock, at an average repurchase price of $23.43, totaling $18.5 million. Our tangible book value per share at December 31, 2024 was $10.10.

During 2024, the Board of Directors of CVB declared quarterly cash dividends totaling $0.80 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to.

On November 20, 2024, our Board of Directors approved a program to repurchase up to 10,000,000 shares (the “Maximum Amount”) of CVB common stock including by means of one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations (“2024 Repurchase Program”). This 2024 Repurchase Program replaces in its entirety the Company's previous 2022 share repurchase program under which 4,300,059 shares remained available for repurchase and which has now been terminated. The 2024 Repurchase Program terminates on the earlier of the repurchase of the Maximum Amount or five years from the date of authorization. As of December 31, 2024, an aggregate of 10,000,000 shares remained available for repurchase under our 2024 Repurchase Program.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At December 31, 2024, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business—Regulation and Supervision—Capital Adequacy Requirements”.

At December 31, 2024, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				December 31, 2024		December 31, 2023
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank
Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	11.46%	11.30%	10.27%	10.17%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	16.24%	16.01%	14.65%	14.49%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	16.24%	16.01%	14.65%	14.49%
Total risk-based capital ratio	8.00%	10.50%	10.00%	17.06%	16.82%	15.50%	15.34%

RISK MANAGEMENT

All financial institutions must manage and control a variety of business risks that can significantly affect their financial performance. Our Board of Directors (“Board”) and executive management team have overall and ultimate responsibility for management of these risks, which they carry out through committees with specific and well-defined risk management functions. The Risk Management Program that we have adopted seeks to implement the proper control and management of key risk factors inherent in the operation of the Company and the Bank. Some of the key risks that we must manage are credit risks, interest rate risk, liquidity risk, market risks, transaction risk, compliance risk, strategic risk (including reputation risk), legal risk, and cybersecurity risk. These specific risk factors are not mutually exclusive. It is recognized that any product or service offered by us may expose the Bank to one or more of these risks. Our Risk Management Committee and Risk Management Division monitor these risks to minimize exposure to the Company. The Board and its committees work closely with management in overseeing risk. Each Board committee receives reports and information regarding risk issues directly from management.

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

Credit risk in the investment portfolio and correspondent bank accounts is in part addressed through defined limits in the Company’s policy statements. In addition, certain securities carry insurance to enhance the credit quality of the bond. Limitations on industry concentration, aggregate customer borrowings, geographic boundaries and standards on loan quality also are designed to reduce loan credit risk. Senior Management, Directors’ Committees, and the Board are provided with information to appropriately identify, measure, control and monitor the credit risk of the Company.

The Bank’s loan policy is updated annually and approved by the Board. It prescribes underwriting guidelines and procedures for all loan categories in which the Bank participates to establish risk tolerance and parameters that are communicated throughout the Bank to ensure consistent and uniform lending practices. The underwriting guidelines include, among other things, approval limitation and hierarchy, documentation standards, loan-to-value limits, debt coverage ratio, overall credit-worthiness of the borrower, guarantor support, etc. All loan requests considered by the Bank should be for a clearly defined legitimate purpose with a determinable primary source, as well as alternate sources of repayment. All loans should be supported by appropriate documentation including, current financial statements, credit reports, collateral information, guarantor asset verification, tax returns, title reports, appraisals (where appropriate), and other documents of quality that will support the credit.

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

SBA loans require credit structures that conform to the various requirements of the SBA programs specific to the type of loan request and the Bank’s loan policy as it relates to these loans. The SBA 7(a) loans are similar to the commercial and industrial loans that are tailored to the specific purpose of the business loan, involving a thorough analysis of the borrower’s business, cash flow, collateral, industry risks, economic risks, credit, character, and guarantor support for both the Bank and the SBA. Once granted, the SBA 7(a) loans require the Bank to follow SBA servicing guidelines to maintain the SBA guaranty which typically ranges from 75% to 90% depending on the type of 7(a) loan. SBA 504 loans are similar to the Bank’s Owner-occupied real estate loans. As such they are primarily based upon the capacity and stability of the cash flow generated by the occupying business and the market value of the collateral, among other things. When the Bank funds an SBA 504 transaction, which includes the 50% - 65% first trust deed loan and the 25% - 40% second trust deed loan, the initial risk is centered in completing the SBA’s requirements to provide for the payoff of the second trust deed loan from the subordinated debenture. Once the 504 second is paid off, the remaining first trust deed loan is then managed under the same requirements applied to the Bank’s owner-occupied commercial real estate loans. It should be noted that both the SBA 7(a) and 504 programs provide loans for commercial real estate acquisition. However, the terms and advances rates available under the 7(a) program are outside of the Bank’s standard loan programs and risk profile and therefore require a credit enhancement in the form of the SBA guaranty. Additionally, the interest rates for the 7(a) program are typically variable and can adjust as often as monthly with quarterly adjustment the most typical. SBA 504 loan interest rates for the first trust deed loan are at the Bank’s discretion and subject to competitive pressures from other banks.

Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, we maintain an Allowance for Credit Losses (“ACL”) by charging a provision for credit losses to earnings. Loans determined to be losses are charged against the allowance for credit losses. In this regard, it is important to note that the Bank’s practice with regard to these loans, including modified loans to borrowers experiencing financial difficulty, is to generally charge off any loss amount against the ACL upon evaluating the loan at the time a probable loss becomes recognized. As such, the Bank’s specific allowance for loans, including modified loans to borrowers experiencing financial difficulty, is relatively low since any known loss amount will generally have been charged off.

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

Loans are risk rated into the following categories: Pass, Special Mention, Substandard, Doubtful, and Loss. Each of these groups is assessed and appropriate amounts used in determining the adequacy of our ACL. Nonperforming and Doubtful loans are analyzed on an individual basis for allowance amounts. The other categories have formulae used to determine the needed allowance amount.

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

The Risk Management Division conducts periodic monitoring of our compliance efforts with a special focus on business and control functions, assessing the inherent compliance risk of activities and the effectiveness of controls, and identifying control weaknesses that are to be strengthened or enhanced. Any material exceptions identified are brought forward to the appropriate department head, and appropriate management and board committees. This reporting provides an independent view of compliance risk across the company, and supports transparent communication and management awareness of compliance risk.

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

Strategic risks are identified as part of the strategic planning process. Strategic planning sessions, with members of the Board of Directors, Executive Leadership, and Senior Leadership are held annually. The strategic review consists of results of strategic initiatives, an assessment of the economic outlook, competitive analysis, and an industry outlook, including a legislative and regulatory review.

Reputation risk is the risk to capital and earnings arising from negative public opinion. This affects the Bank’s ability to establish new relationships or services or continue servicing existing relationships. It can expose the Bank to litigation and, in some instances, financial loss. Reputation risk is inherent in all banking activities and requires management to exercise an abundance of caution in dealing with customers, counterparties, correspondence, investors, and the community. In addition, threats to the Bank’s reputation may result from negative publicity regarding matters such as unethical or deceptive business practices, violations of laws or regulations, regulatory enforcement actions, high profile litigation, or poor financial performance.

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

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand, deposit fluctuations, and borrowings. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. In addition to on balance sheet liquidity, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. In addition to having more than $200 million of cash on the balance sheet at December 31, 2024, we had substantial sources of off-balance sheet liquidity. These sources of available liquidity include $4.2 billion of secured and unused capacity with the Federal Home Loan Bank, $1.1 billion of secured unused borrowing capacity at the Fed’s discount window, more than $183 million of unpledged AFS securities that could be pledged at the discount window and $305 million of unsecured lines of credit. We can also obtain additional liquidity from deposit growth by utilizing state and national wholesale markets.

Our primary sources and uses of funds for the Company are deposits, customer repurchase agreements and loans. Total deposits and customer repos of $12.21 billion at December 31, 2024 increased $505.0 million, or 4.31%, over total deposits and customer repos of $11.71 billion at December 31, 2023. As of December 31, 2024, total borrowings, consisted of $0.50 billion of Federal Home Loan Bank advances, at an average cost of approximately 4.6%. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. As most of our business customers need to operate with more than $250,000 in their operating account, we have a significant percentage of deposits that are uninsured. At December 31, 2024, our deposits and customer repurchase agreements that are neither collateralized nor insured were approximately $5.5 billion, or 45% of our total deposits and customer repos.

In addition to the decrease in borrowings during 2024, we shrank our investment portfolio by not reinvesting the cashflows generated by our investments during 2024, as well as sales of securities exceeding purchases during the year. Our total investment portfolio declined by $499.0 million from December 31, 2023 to $4.92 billion as of December 31, 2024. The decrease was primarily due to a $414.0 million decline in AFS securities. AFS securities totaled $2.54 billion at the end of the fourth quarter, inclusive of a pre-tax net unrealized loss of $447.7 million. The pre-tax unrealized loss declined by $2.1 million from December 31, 2023.

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

Below is a summary of our average cash position and statement of cash flows for the years ended December 31, 2024 and 2023. For further details, see our “Consolidated Statements of Cash Flows” under Part IV consolidated financial statements of this report.

Consolidated Summary of Cash Flows

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Average cash and cash equivalents	$870,326	$495,146
Percentage of total average assets	5.39%	3.03%
Net cash provided by operating activities	$249,765	$295,632
Net cash provided by investing activities	852,746	536,276
Net cash (used in) financing activities	(1,179,098)	(754,084)
Net (decrease) increase in cash and cash equivalents	$(76,587)	$77,824

Average cash and cash equivalents increased by $375.2 million, or 75.77%, to $870.3 million for the year ended December 31, 2024, compared to $495.1 million for 2023.

At December 31, 2024, cash and cash equivalents totaled $204.7 million. This represented a decrease of $76.6 million, or 27.23%, from $281.3 million at December 31, 2023.

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

The table below provides the actual balances as of December 31, 2024 of interest-earning assets and interest-bearing liabilities, including the average rate earned or incurred for 2024, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing
	December 31, 2024	Average Rate	One Year	Two Years	Three Years	Four Years	Five Years and Beyond	Estimated Fair Value
					(Dollars in thousands)
Interest-earning assets:
Investment securities available-for-sale (1)	$2,542,115	2.99%	$43,205	$6,719	$24,186	$5,656	$2,462,349	$2,542,115
Investment securities held-to-maturity (1)	2,379,668	2.27%	32,011	9,496	5,092	8,134	2,324,935	1,954,345
Investment in FHLB stock	18,012	8.61%	—	—	—	—	18,012	18,012
Interest-earning deposits due from Federal Reserve and with other institutions	51,303	5.38%	51,303	—	—	—	—	51,303
Loans and lease finance receivables (2)	8,536,432	5.26%	1,073,126	507,270	669,177	681,502	5,605,357	8,229,923
Total interest-earning assets	$13,527,530		$1,199,645	$523,485	$698,455	$695,292	$10,410,653	$12,795,698
Interest-bearing liabilities:
Interest-bearing deposits	$4,911,285	2.21%	$4,899,967	$8,097	$1,695	$704	$822	$4,908,070
Borrowings	761,887	4.10%	261,887	300,000	200,000	—	—	716,566
Total interest-bearing liabilities	$5,673,172		$5,161,854	$308,097	$201,695	$704	$822	$5,624,636

(1)
These include mortgage-backed securities which generally prepay before maturity. Includes TE adjustments utilizing a federal statutory rate of 21%.
(2)
Gross loans, at amortized cost.

Interest Rate Sensitivity Management

During periods of changing interest rates, the ability to re-price interest-earning assets and interest-bearing liabilities can influence net interest income, the net interest margin, and consequently, our earnings. Interest rate risk is managed by attempting to control the spread between rates earned on interest-earning assets and the rates paid on interest-bearing liabilities within the constraints imposed by market competition in our service area. The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board of Directors. These limits and guidelines reflect our risk appetite for interest rate risk over both short-term and long-term horizons. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income (“NII”) at risk and economic value of equity (“EVE”) at risk. NII at risk sensitivity captures asset and liability repricing mismatches and is considered a shorter term measure, while EVE sensitivity captures mismatches within the period end balance sheets through the financial instruments’ respective maturities or estimated durations and is considered a longer term measure.

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

	Estimated Net Interest Income Sensitivity (1)
	December 31, 2024			December 31, 2023
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)
+ 200 basis points	4.66%	6.26%	+ 200 basis points	3.96%	4.56%
- 200 basis points	-3.63%	-6.36%	- 200 basis points	-3.97%	-5.21%

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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. The EVE Ratio represents economic value of equity as a percentage of the discounted present value of all asset cash flows and derivative cash flows. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At December 31, 2024, the EVE profile indicates a decline in the EVE Ratio value due to instantaneous downward changes in rates and a modest increase in the EVE Ratio under upward rate shocks. Compared to December 31, 2023, our EVE sensitivity to rising rates was modestly higher, as the EVE Ratio declined minimally at the end of 2023, while the decline in the EVE Ratio under declining rates was consistent across the two periods. Overall, our sensitivity of EVE to changes in interest rates is generally modest, with the exception of more meaningful decreases in the EVE Ratio if rates were to immediately decline by 300 or 400 basis points.

Economic Value of Equity Sensitivity

	December 31,
	2024	2023
400 bp decrease in interest rates	15.7%	14.7%
300 bp decrease in interest rates	17.1%	15.5%
200 bp decrease in interest rates	17.9%	16.3%
100 bp decrease in interest rates	18.4%	16.8%
Base	19.0%	17.1%
100 bp increase in interest rates	19.2%	17.0%
200 bp increase in interest rates	19.6%	17.1%
300 bp increase in interest rates	19.8%	16.9%
400 bp increase in interest rates	20.0%	16.7%

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
•
Most of our investment securities are either municipal securities or securities either issued or guaranteed by government, agencies, including FNMA, FHLMC, GNMA, SBA or FHLB;
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
•
To manage interest rate risk on our AFS securities portfolio, we have entered into pay-fixed, receive-floating interest rate swap contracts to hedge against exposure to changes in the fair value of such securities resulting from changes in interest rates. These interest rate swap contracts are designated as fair value hedges. Reforms mandated by the Dodd-Frank Act require certain types of derivatives (e.g., interest rate swaps, credit default swaps) to be processed through designated electronic trading platforms and cleared through registered clearing houses. Centrally-cleared derivatives are negotiated between the counterparties but contain standardized terms and are traded through a central clearing house. Because the derivative counterparties are required to post collateral to satisfy the mandatory margin requirements, the counterparties are not subject to counterparty credit risk;
•
As of December 31, 2024, we had $305.0 million in Fed Funds lines of credit with other major U.S. banks. These lines of credit are available for overnight borrowings; and
•
At December 31, 2024, we had $0.50 billion in borrowings with the FHLB. Our secured borrowing capacity with the FHLB and FRB totaled $5.73 billion, of which $5.23 billion was available as of December 31, 2024.

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

As of December 31, 2024, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024 is effective. KPMG LLP, an independent registered public accounting firm, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2024.

2) Auditor attestation

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CVB Financial Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited CVB Financial Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
February 28, 2025

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

During the fiscal quarter ended December 31, 2024, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as each term is defined in Item 408(a) of Regulation S-K.

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

Our board of directors has adopted an insider trading policy which governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information as of December 31, 2024 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	646,531	(1)(2)	$20.01	(3)	5,372,300	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	646,531		$20.01		5,372,300

(1)
Includes 213,181 performance-based restricted stock units. There are no restricted stock units outstanding. Refer to Note 15 for further information.
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

ITEM 16. FORM 10-K SUMMARY

None

INDEX TO EXHIBITS

Exhibit No.
2.1	Agreement and Plan of Reorganization and Merger by and among CVB Financial Corp., Citizens Business Bank and Suncrest Bank, dated July 27, 2021 (1)
3.1	Articles of Incorporation of CVB Financial Corp., as amended (2)
3.2	Second Amended and Restated Bylaws of CVB Financial Corp. dated September 20, 2023 (3)
4.1	Form of CVB Financial Corp.’s Common Stock certificate (4)
4.2	Description of CVB Financial Corp. Common Stock (5)
10.1	CVB Financial Corp. 401(k) & Profit Sharing Plan, as amended†(6)
10.2	Form of Indemnification Agreement (7)
10.3(a)	CVB Financial Corp. 2008 Equity Incentive Plan†(8)
10.3(b)	CVB Financial Corp. Amendment No. 1 to the 2008 Equity Incentive Plan†(9)
10.3(c)	CVB Financial Corp. Amendment No. 2 to the 2008 Equity Incentive Plan†(10)
10.3(d)	CVB Financial Corp. Amendment No. 3 to the 2008 Equity Incentive Plan†(11)
10.3(e)	CVB Financial Corp. Amendment No. 4 to the 2008 Equity Incentive Plan†(12)
10.3(f)	CVB Financial Corp. Amendment No. 5 to the 2008 Equity Incentive Plan†(13)
10.3(g)	Form of Notice of Non-Qualified Stock Option Grant and Agreement pursuant to the 2008 Equity Incentive Plan†(14)
10.3(h)	Form of Notice of Grant and Restricted Stock Agreement pursuant to the 2008 Equity Incentive Plan†(15)
10.4(a)	CVB Financial Corp. 2018 Equity Incentive Plan†(16)
10.4(b)	Form of Stock Option Agreement under 2018 Equity Incentive Plan†(17)
10.4(c)	Form of Restricted Stock Agreement under 2018 Equity Incentive Plan†(18)
10.4(d)	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan†(19)
10.5(a)	The Executive Non Qualified Excess Plan(SM) Plan Document effective February 21, 2007†(20)
10.5(b)	CVB Financial Corp. Deferred Compensation Plan effective December 1, 2020†(23)
10.6	CVB Financial Corp. 2015 Executive Incentive Plan†(21)
10.11

Form of Severance Compensation Agreement by and between each of Yamynn De Angelis, David Farnsworth, David C. Harvey, E. Allen Nicholson, Richard Wohl and Citizens Business Bank, effective March 1, 2022.† (22)

10.12	CVB Financial Corp. 2023 Executive Incentive Plan †(24)
10.13	Second Amended and Restated Employment Agreement by and among CVB Financial Corp. and Citizens Business Bank, on the one hand, and David A. Brager, on the other hand, dated July 1, 2024.†(25)
10.14

Form of Employment Agreement by and among CVB Financial Corp. and Citizens Business Bank, on the one hand, and each of E. Allen Nicholson, David F. Farnsworth, David C. Harvey, and Richard H. Wohl, respectively, on the other hand, effective July 2, 2024.†(26)

19	CVB Financial Corp. Insider Trading Policy *
21	Subsidiaries of the Company *
23	Consent of KPMG LLP*
31.1	Certification of David A. Brager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of E. Allen Nicholson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of David A. Brager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of E. Allen Nicholson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97	Compensation Recoupment Policy (27)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL

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
(23)
Incorporated herein by reference to Exhibit 10.5(b) to our Annual Report on Form 10-K filed with the SEC on March 1, 2021.
(24)
Incorporated herein by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on February 28, 2023.
(25)
Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on July 1, 2024.
(26)
Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on July 3, 2024.
(27)
Incorporated herein by reference to Exhibit 97 to our Annual Report on Form 10-K filed with the SEC on February 28, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2025.

CVB FINANCIAL CORP.

By:	/s/ DAVID A. BRAGER
David A. Brager
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HAL W. OSWALT	Chairman of the Board	February 28, 2025
Hal W. Oswalt

/s/ GEORGE A. BORBA, JR.	Vice Chairman	February 28, 2025
George A. Borba, Jr.

/s/ STEPHEN A. DEL GUERCIO	Director	February 28, 2025
Stephen A. Del Guercio

/s/ ANNA KAN	Director	February 28, 2025
Anna Kan

/s/ KIMBERLY SHEEHY	Director	February 28, 2025
Kimberly Sheehy

/s/ JANE OLVERA MAJORS	Director	February 28, 2025
Jane Olvera Majors

/s/ RAYMOND V. O’BRIEN III	Director	February 28, 2025
Raymond V. O’Brien III

/s/ DAVID A. BRAGER	Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2025
David A. Brager

/s/ E. ALLEN NICHOLSON	Chief Financial Officer (Principal Financial Officer )	February 28, 2025
E. Allen Nicholson

/s/ SHERYL P. LAYGO	Chief Accounting Officer (Principal Accounting Officer )	February 28, 2025
Sheryl P. Laygo

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,
	2024	2023
Assets
Cash and due from banks	$153,875	$171,396
Interest-earning balances due from Federal Reserve	50,823	109,889
Total cash and cash equivalents	204,698	281,285
Interest-earning balances due from depository institutions	480	8,216
Investment securities available-for-sale, at fair value (with amortized cost of $2,997,047 at December 31, 2024, and $3,398,942 at December 31, 2023)	2,542,115	2,956,125
Investment securities held-to-maturity (with fair value of $1,954,345 at December 31, 2024, and $2,082,881 at December 31, 2023)	2,379,668	2,464,610
Total investment securities	4,921,783	5,420,735
Investment in stock of Federal Home Loan Bank (FHLB)	18,012	18,012
Loans and lease finance receivables	8,536,432	8,904,910
Allowance for credit losses	(80,122)	(86,842)
Net loans and lease finance receivables	8,456,310	8,818,068
Premises and equipment, net	27,543	44,709
Bank owned life insurance (BOLI)	316,248	308,706
Accrued interest receivable	45,716	48,994
Intangibles	9,967	15,291
Goodwill	765,822	765,822
Income taxes	171,178	163,968
Other assets	215,898	127,187
Total assets	$15,153,655	$16,020,993

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$7,037,096	$7,206,175
Interest-bearing	4,911,285	4,227,467
Total deposits	11,948,381	11,433,642
Customer repurchase agreements	261,887	271,642
Other borrowings	500,000	2,070,000
Deferred compensation	22,909	22,335
Accrued interest payable	5,047	23,268
Other liabilities	229,115	122,134
Total liabilities	12,967,339	13,943,021

Commitments and Contingencies
Stockholders' Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 139,690,086 at December 31, 2024 and 139,344,981 at December 31, 2023	1,296,881	1,288,899
Retained earnings	1,201,499	1,112,642
Accumulated other comprehensive loss, net of tax	(312,064)	(323,569)
Total stockholders' equity	2,186,316	2,077,972
Total liabilities and stockholders' equity	$15,153,655	$16,020,993

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Interest income:
Loans and leases, including fees	$455,755	$448,295	$389,192
Investment securities:
Investment securities available-for-sale	80,890	83,563	68,508
Investment securities held-to-maturity	53,151	54,750	49,048
Total investment income	134,041	138,313	117,556
Dividends from FHLB stock	1,551	1,861	1,207
Interest-earning deposits with other institutions	38,765	17,861	6,713
Total interest income	630,112	606,330	514,668
Interest expense:
Deposits	105,483	51,535	6,830
Borrowings and customer repurchase agreements	76,709	66,805	2,325
Other	573	—	—
Total interest expense	182,765	118,340	9,155
Net interest income before provision for (recapture of) credit losses	447,347	487,990	505,513
Provision for (recapture of) credit losses	(3,000)	2,000	10,600
Net interest income after provision for (recapture of) credit losses	450,347	485,990	494,913
Noninterest income:
Service charges on deposit accounts	20,370	20,219	21,382
Trust and investment services	13,729	12,556	11,518
Bankcard services	1,652	1,627	1,470
BOLI income	12,420	12,751	5,356
Loss on sale of investment securities	(28,317)	—	—
Gain on sale leaseback transactions	25,900	—	—
Gain on sale of building, net	—	—	2,717
Other	8,720	12,177	7,546
Total noninterest income	54,474	59,330	49,989
Noninterest expense:
Salaries and employee benefits	144,472	139,191	131,596
Occupancy and equipment	23,407	22,109	22,737
Professional services	10,482	9,082	9,362
Computer software expense	15,301	14,051	13,503
Marketing and promotion	7,307	6,756	6,296
(Recapture of) provision for unfunded loan commitments	(1,250)	(500)	—
Amortization of intangible assets	5,324	6,452	7,566
Acquisition related expenses	—	—	6,013
Other	28,540	32,745	19,482
Total noninterest expense	233,583	229,886	216,555
Earnings before income taxes	271,238	315,434	328,347
Income taxes	70,522	93,999	92,922
Net earnings	$200,716	$221,435	$235,425

Other comprehensive income (loss):
Unrealized gain (loss) on securities and derivatives during the period, before tax	$16,371	$44,306	$(498,078)
Less: Income tax (expense) benefit related to items of other comprehensive income	(4,866)	(13,079)	147,250
Other comprehensive income (loss), net of tax	11,505	31,227	(350,828)
Comprehensive income (loss)	$212,221	$252,662	$(115,403)

Basic earnings per common share	$1.44	$1.59	$1.67
Diluted earnings per common share	$1.44	$1.59	$1.67

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2022	135,526	$1,209,903	$875,568	$(3,968)	$2,081,503
Issuance of common stock for acquisition of Suncrest Bank	8,617	197,069	—	—	197,069
Repurchase of common stock	(1,976)	(46,330)	—	—	(46,330)
Repurchase of common stock, ASR Plan	(2,994)	(70,000)	—	—	(70,000)
Exercise of stock options	116	1,923	—	—	1,923
Shares issued pursuant to stock-based compensation plan	530	7,901	—	—	7,901
Cash dividends declared on common stock ($0.77 per share)	—	—	(108,146)	—	(108,146)
Net earnings	—	—	235,425	—	235,425
Other comprehensive loss	—	—	—	(350,828)	(350,828)
Balance, December 31, 2022	139,819	1,300,466	1,002,847	(354,796)	1,948,517
Repurchase of common stock	(928)	(21,216)	—	—	(21,216)
Exercise of stock options	12	210	—	—	210
Shares issued pursuant to stock-based compensation plan	442	9,439	—	—	9,439
Cash dividends declared on common stock ($0.80 per share)	—	—	(111,640)	—	(111,640)
Net earnings	—	—	221,435	—	221,435
Other comprehensive income	—	—	—	31,227	31,227
Balance, December 31, 2023	139,345	1,288,899	1,112,642	(323,569)	2,077,972
Repurchase of common stock	(150)	(2,817)	—	—	(2,817)
Exercise of stock options	32	565	—	—	565
Shares issued pursuant to stock-based compensation plan	463	10,234	—	—	10,234
Cash dividends declared on common stock ($0.80 per share)	—	—	(111,859)	—	(111,859)
Net earnings	—	—	200,716	—	200,716
Other comprehensive income	—	—	—	11,505	11,505
Balance, December 31, 2024	139,690	$1,296,881	$1,201,499	$(312,064)	$2,186,316

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Interest and dividends received	$644,086	$615,078	$512,693
Service charges and other fees received	44,364	43,694	43,859
Interest paid	(200,412)	(95,505)	(8,583)
Net cash paid to vendors, employees and others	(184,398)	(197,739)	(185,300)
Income taxes	(53,875)	(69,896)	(88,938)
Net cash provided by operating activities	249,765	295,632	273,731
Cash Flows from Investing Activities
Proceeds of FHLB stock, net	—	9,615	(4,903)
Net change in interest-earning balances from depository institutions	7,736	1,337	26,446
Proceeds from repayment of investment securities available-for-sale	311,630	374,490	423,040
Proceeds from maturity of investment securities available-for-sale	66,395	329	90,172
Proceeds from sales of available-for-sale securities	439,420	—	—
Purchases of investment securities available-for-sale	(419,190)	(46,415)	(1,146,071)
Proceeds from repayment and maturity of investment securities held-to-maturity	84,046	75,457	148,239
Purchases of investment securities held-to-maturity	(11,455)	(2,026)	(659,039)
Net (increase) decrease in equity investments	(23,785)	(13,594)	1,980
Net decrease (increase) in loan and lease finance receivables	352,744	180,332	(400,217)
Proceeds from sale of building, net of selling costs	—	—	8,315
Purchase of premises and equipment	(5,135)	(4,521)	(5,359)
Proceeds from sale-leaseback transactions	44,522	—	—
Proceeds from redemption of BOLI policies	—	67,768	—
Purchase of BOLI policies	—	(109,000)	—
Proceeds from BOLI death benefit	5,818	2,505	11,430
Cash acquired from acquisition, net of cash paid	—	—	329,001
Net cash provided by (used in) investing activities	852,746	536,276	(1,176,966)
Cash Flows from Financing Activities
Net increase (decrease) in other deposits	337,541	(1,504,372)	(1,219,107)
Net increase (decrease) in time deposits	177,198	101,769	(103,661)
Net (decrease) increase in other borrowings	(1,570,000)	1,075,000	992,719
Net (decrease) in customer repurchase agreements	(9,755)	(293,789)	(76,957)
Cash dividends on common stock	(111,830)	(111,686)	(104,439)
Repurchase of common stock	(2,817)	(21,216)	(46,330)
Repurchase of common stock, ASR Plan	—	—	(70,000)
Proceeds from exercise of stock options	565	210	1,923
Net cash (used in) provided by financing activities	(1,179,098)	(754,084)	(625,852)
Net (decrease) increase in cash and cash equivalents	(76,587)	77,824	(1,529,087)
Cash and cash equivalents, beginning of period	281,285	203,461	1,732,548
Cash and cash equivalents, end of period	$204,698	$281,285	$203,461

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$200,716	$221,435	$235,425
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of building, net	—	—	(2,717)
Write-down of BOLI	—	(4,465)	—
Increase in BOLI	(12,420)	(8,286)	(5,356)
Net amortization of premiums and discounts on investment securities	16,832	18,049	26,565
Loss on sale available-for-sale securities	28,317	—	—
Accretion of discount for acquired loans, net	(3,260)	(3,886)	(7,904)
(Recapture of) provision for credit losses	(3,000)	2,000	10,600
(Recapture of) provision for unfunded loan commitments	(1,250)	(500)	—
Valuation allowance on other real estate owned	28	—	—
Gain on sale leaseback transactions	(25,900)	—	—
Stock-based compensation	10,234	9,439	7,901
Depreciation and amortization, net	15,368	18,169	13,661
Change in other assets and liabilities	24,100	43,677	(4,444)
Total adjustments	49,049	74,197	38,306
Net cash provided by operating activities	$249,765	$295,632	$273,731
Supplemental Disclosure of Non-cash Investing Activities
Securities matured and not settled	$—	$15,000	$—
Transfer of loans to other real estate owned	$19,331	$—	$—
Issuance of common stock for acquisition	$—	$—	$197,069
Lease liabilities arising from obtaining right-of-use assets	$26,908	$—	$—

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2024

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located throughout California. As of December 31, 2024, the Bank operated 62 banking centers, and three trust office locations. The Company is headquartered in the city of Ontario, California.

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

Adoption of New Accounting Standards

In November 2023, the FASB issued guidance within ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures related to significant segment expenses. The amendments do not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments and all existing segment disclosure requirements in ASC 280 and other Codification topics remain unchanged. The amendments in this update are incremental and require public entities that report segment information to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss as well as other segment items. Annual disclosure of the title and position of the chief operating decision maker and how the reported measures of segment profit or loss are used to assess performance and allocation of resources is also required. The Company adopted this ASU effective with this Form 10-K. See Business Segments below. As the amendments in this update relate entirely to disclosure requirements, adoption of this guidance did not have an impact on the Company's financial position or results of operations.

Business Segments — We regularly assess our strategic plans, operations, reporting structures and financial information provided to the Chief Executive Officer, our chief operating decision maker (“CODM”), to identify our reportable segments. At December 31, 2024 and since September 30, 2018, we have operated as one reportable segment. Changes to our reportable segments are expected to be infrequent.

The factors considered in making this determination included the nature of products and services offered, geographic regions in which we operate, the applicable regulatory environment, and the materiality of discrete financial information reviewed by our CODM. Through our network of banking centers, we provide relationship-based banking products, services and solutions for small to mid-sized companies, real estate investors, non-profit organizations, professionals and other individuals. Our products include loans for commercial businesses, commercial real estate, multi-family, construction, land, dairy & livestock and agribusiness, consumer and government-guaranteed small business loans. We also provide business deposit products and treasury cash management services, as well as deposit products to the owners and employees of the businesses we serve. Our operations are throughout the state of California.

The Company has determined that all of its banking divisions meet the aggregation criteria of ASU 2023-07, Segment Reporting, as its current operating model is structured whereby banking divisions serve a similar base of primarily commercial clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms, and therefore operates one line of business that is collectively reviewed by the CODM. The CODM regularly assesses performance of the aggregated single reporting segment and decides how to allocate resources based on net income calculated on the same basis as net income reported in the Company's consolidated statements of earnings and comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company's consolidated statements of earnings and comprehensive income.

Cash and cash equivalents — Cash on hand, cash items in the process of collection, and amounts due from correspondent banks, the Federal Reserve Bank and interest-bearing balances due from depository institutions with initial terms of ninety days or less, are included in Cash and cash equivalents.

Investment Securities — The Company classifies as HTM those debt securities that the Company has the positive intent and ability to hold to maturity. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as AFS. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized gains and losses being included in current earnings. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the effective-yield method over the estimated terms of the securities. For mortgage-backed securities (“MBS”), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”) stock is carried at cost and periodically assessed for impairment. Both cash and stock dividends received on FHLB stock are reported as income.

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

Loans and Lease Finance Receivables — Loans and lease finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of nonaccrual interest paid, deferred loan origination fees and costs, and purchase price discounts and premiums (amortized cost basis). Refer to Note 5 — Loans and Lease Finance Receivables and Allowance for Credit Losses.

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

Purchased Loans — All purchased loans are initially measured and recorded at their fair value on the acquisition date. A component of the initial fair value measurement is an estimate of the credit losses over the life of the purchased loans. Purchased loans are also evaluated to determine if there is a more than insignificant deterioration of credit since origination. ASU 2016-13, requires purchased credit deteriorated (“PCD”) assets to be recorded at their purchase price plus an allowance for credit losses (“ACL”) estimated at the time of acquisition as described below.

Purchased Loans with Credit Deterioration

ASU 2016-13 requires an allowance for purchased financial assets with more than an insignificant deterioration of credit since origination. The acquisition-date ACL for PCD loans will be allocated to the individual PCD loans (assuming it was originally determined on a collective basis). The sum of the purchase price of the loan (the acquisition date fair value for a loan acquired in a business combination) and the ACL becomes the loan’s new amortized cost basis. The difference between the new amortized cost basis and the unpaid principal balance of the loan represents the non-credit purchase premium or discount that will be amortized or accreted into interest income over the remaining life of the loan.

Subsequent to an acquisition, the ACL for PCD loans will generally follow the same estimation, provision and charge-off process as non-PCD acquired and originated loans. Additionally, the identification of modified loans to borrowers experiencing financial difficulty for acquired loans (PCD and non-PCD) will be consistent with the identification for originated loans.

Modifications of Loans to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

In situations where the Company has determined that the borrower is experiencing financial difficulties and is evaluating whether a concession is insignificant, and therefore does not result in a reportable modification, such analysis is based on an evaluation of both the amount and the timing of the restructured payments, including the following factors:

1.
Whether the amount of the restructured payments subject to delay is insignificant relative to the unpaid principal balance or collateral value of the debt and will result in an insignificant shortfall in the contractual amount due; and

2.
The delay is insignificant relative to any of the following:
•
The frequency of payments due;
•
The debt’s original contractual maturity; or
•
The debt’s original expected duration.

All accruing restructured loans are reported as modifications of loans to borrowers experiencing financial difficulties, if (i) the concession(s) are considered significant and (ii) it is determined the borrower is facing financial difficulties. A loan that has been placed on nonaccrual status that is subsequently restructured will remain on nonaccrual status until the borrower is able to demonstrate repayment performance in compliance with the restructured terms for a sustained period of time, generally for a minimum of six months. A restructured loan may return to accrual status sooner based on other significant events or circumstances.

Provision and Allowance for Credit Losses — In accordance with ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, our allowance for credit losses is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. This "expected loss" model, referred to as the CECL model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off balance sheet credit exposures. This includes, but is not limited to, loans, HTM securities, loan commitments, and financial guarantees. AFS debt securities are measured at fair value and are subject to impairment testing. This ASU for AFS debt securities requires an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. When an AFS debt security is considered impaired, and the Company determines that the decline in fair value has resulted from a credit-related loss (as described previously under Investment Securities), then an allowance for credit losses will be recognized by a charge to earnings for the credit-related component of the decline in fair value. As a result, we will recognize improvements to estimated credit losses immediately in earnings. As a policy election, we exclude the accrued interest receivable balance from the amortized cost basis of financing receivables and HTM securities, as well as AFS securities, and disclose total accrued interest receivable separately on the consolidated balance sheet. If accrued interest is not received, it is reversed against interest income.

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

Our methodology for assessing the appropriateness of the allowance is conducted on a regular basis and considers the Bank’s overall loan portfolio. Refer to Note 5 — Loans and Lease Finance Receivables and Allowance for Credit Losses, Credit Quality Indicators.

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

Other Real Estate Owned — Other real estate owned (“OREO”) represents real estate acquired through foreclosure in lieu of repayment of commercial and real estate loans and is initially recorded at fair value, less estimated costs to sell (establishing a new cost basis). Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged against the allowance for credit losses. Any subsequent operating expenses or income, reduction in estimated values, and gains or losses on disposition of such properties are charged to current operations. Gain recognition upon disposition of a property is dependent on the sale having met certain criteria relating to the buyer’s initial investment in the property sold.

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

Long-lived assets are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The existence of impairment is based on undiscounted cash flows. To the extent impairment exists, the impairment is calculated as the difference in fair value of assets and their carrying value. The impairment loss, if any, would be recorded in noninterest expense. Net gains or net losses on dispositions of premises and equipment are recorded in noninterest income.

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
•
The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
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

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheets. Based on the Company’s annual impairment test, there was no recorded impairment as of December 31, 2024.

Other intangible assets consist of core deposit intangible assets arising from business combinations and are amortized using an accelerated method over their estimated useful lives.

Use of Fair Value — We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Investment securities available-for-sale and interest-rate swaps are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a non-recurring basis, such as individually evaluated loans and OREO. These non-recurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. Further, we include in Note 17 — Fair Value Information of the consolidated financial statements information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings. Additionally, for financial instruments not recorded at fair value we disclose the estimate of their fair value. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully described in a separate note.

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

Qualified Affordable Housing Partnerships and Tax Credit Partnerships — The Bank invests in qualified affordable housing partnerships and accounts for these investments using the proportional amortization method. Under the proportional amortization method, the Bank amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization as a component of income tax expense. The Bank also invests in various tax credit partnerships pursuant to Sections 42 and 48 of the Internal Revenue Code of 1986. The Bank acts as a limited partner in these investments and does not exercise control over the financial or operating policies of the partnerships and as such, is not considered the primary beneficiary of the partnership. Upon entering into new solar tax equity investments in the second quarter of 2023, the Company elected to account for tax credit partnerships using the proportional amortization method on a prospective basis.

Income Taxes — Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. Based on historical and future expected taxable earnings, the Company considers the future realization of these deferred tax assets more likely than not. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The tax effects from an uncertain tax position are recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. Refer to Note 9 — Income Taxes for additional information.

Operating Leases — At December 31, 2024, the Company only had operating leases for our leased facilities, which are used primarily for the banking operations of the Company. All leases in the current portfolio have been classified as operating leases, although this may change in the future. Operating leases with a term of more than one year are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Company’s consolidated balance sheets. The Company made a policy election to apply the short-term lease exemption to any operating leases with an original term of less than 12 months, therefore no ROU asset or lease liability is recorded for these operating leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration.

Operating lease ROU assets and lease liabilities are included in other assets and other liabilities, respectively, on the Company’s consolidated balance sheet. The Company uses its incremental borrowing rate, factoring in the lease term, to determine the lease liability, which is measured at the present value of future lease payments. The ROU assets, at adoption of this ASU, were initially recorded at the amount of the lease liability plus any prepaid rent and initial direct costs, less any lease incentives and accrued rent. The lease terms include periods covered by options to extend or terminate the lease depending on whether the Company is reasonably certain to exercise such options. Refer to Note 21 — Leases for more information.

Earnings per Common Share — The Company calculates earnings per common share (“EPS”) using the two-class method. Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities. The Company has granted restricted shares under the 2008 and 2018 Equity Incentive Plans that qualify as participating securities. Restricted shares issued under these plans are entitled to dividends at the same rate as common stockholders. A reconciliation of the numerator and the denominator used in the computation of basic and diluted earnings per common share is included in Note 14 — Earnings Per Share Reconciliation of these consolidated financial statements.

Stock-Based Compensation — The Company issues stock-based compensation instruments consisting of incentive stock options (“ISOs”), time-based restricted stock awards (“RSAs”) and performance-based restricted stock units (“PRSUs”). Compensation expense related to ISOs and RSAs is based on the fair value of the underlying stock on the award date and is recognized over the required service period using the straight-line method. Forfeitures of stock-based awards are recognized when they occur.

The fair value of each ISO grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions used at the time of grant impact the fair value of the option calculated under the Black-Scholes option-pricing model, and ultimately, the expense that will be recognized over the life of the option.

The grant date fair value of RSA and PRSU awards is the market price of the Company's common stock at the date of grant. Compensation expense related to PRSUs is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. PRSU expense may vary during the performance period based upon changes in management's estimate of the number of shares that may ultimately vest.

Unexercised ISOs do not participate with common stock in any dividends declared and paid. Unvested RSAs participate with common stock in any dividends declared and paid. Unvested PRSUs participate with common stock in any dividends declared, but are only paid on the shares which ultimately vest, if any, at the end of the performance period. At the time of vesting, the vested shares are entitled to receive cumulative dividends declared and paid during the performance period.

Additional information is included in Note 15 — Stock-Based Compensation Plans of the consolidated financial statements included herein.

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

We assess hedge effectiveness under ASC 815, Derivatives and Hedging, on a quarterly basis to ensure all hedges remain highly effective and hedge accounting under ASC 815 can be applied. In conjunction with the assessment of effectiveness, we assess the hedged item to ensure it is expected to be outstanding at the hedged item’s assumed maturity date and the portfolio layer method of accounting under ASC 815 can be applied. The portfolio layer method allows multiple hedged layers of a single closed portfolio. Fair value basis adjustments in an existing portfolio layer method hedge are maintained at the closed portfolio level (Balance Sheet line item level) and are therefore not allocated to individual assets.

Statement of Cash Flows — Cash and cash equivalents, as reported in the statements of cash flows, include cash and due from banks, interest-bearing balances due from depository institutions and federal funds sold with original maturities of three months or less. Cash flows from loans and deposits are reported net.

Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records accruals as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Note 12 — Commitments and Contingencies at December 31, 2024, the Company does not have any material litigation accruals and is not aware of any material pending legal action or complaints asserted against the Company.

4. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. Fair value is based on quoted prices for similar assets in active markets or quoted prices for identical assets in markets that are not active. Estimated fair values were obtained from an independent pricing service based upon market quotes.

	December 31, 2024
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$34,149	$106	$—	$34,255	1.35%
Mortgage-backed securities	2,460,573	337	(326,376)	2,134,534	83.97%
CMO/REMIC	471,921	—	(120,399)	351,522	13.82%
Municipal bonds	21,755	28	(1,406)	20,377	0.80%
Other securities	1,427	—	—	1,427	0.06%
Unallocated portfolio layer fair value basis adjustments (1)	7,222	—	(7,222)	—	0.00%
Total available-for-sale securities	$2,997,047	$471	$(455,403)	$2,542,115	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$514,572	$—	$(106,315)	$408,257	21.62%
Mortgage-backed securities	614,383	—	(110,020)	504,363	25.82%
CMO/REMIC	784,059	—	(170,121)	613,938	32.95%
Municipal bonds	455,199	1,158	(40,025)	416,332	19.13%
Other securities (2)	11,455	—	—	11,455	0.48%
Total held-to-maturity securities	$2,379,668	$1,158	$(426,481)	$1,954,345	100.00%

(1)
Represents the amount of portfolio layer method basis adjustments related to AFS MBS securities hedged in a closed portfolio. Under U.S. GAAP, portfolio layer method basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses for the individual securities being hedged. Refer to Note 3 and Note 18 for additional information.
(2)
Represents Commercial Property Assessed Clean Energy (“C-PACE”) bonds.

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

(1)
Represents the amount of portfolio layer method basis adjustments related to AFS MBS securities hedged in a closed portfolio. Under U.S. GAAP, portfolio layer method basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses for the individual securities being hedged. Refer to Note 3 and Note 18 for additional information.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax.

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$80,226	$82,889	$67,803
Tax-advantaged	664	674	705
Total interest income from available-for-sale securities	80,890	83,563	68,508
Investment securities held-to-maturity:
Taxable	43,574	44,990	41,403
Tax-advantaged	9,577	9,760	7,645
Total interest income from held-to-maturity securities	53,151	54,750	49,048
Total interest income from investment securities	$134,041	$138,313	$117,556

Approximately 90% of the total investment securities portfolio at December 31, 2024 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity investment securities under the CECL model was zero at December 31, 2024 and December 31, 2023.

The following table presents the Company’s available-for-sale and held-to-maturity investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2024 and December 31, 2023.

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$204,428	$(700)	$1,757,066	$(325,677)	$1,961,494	$(326,377)
CMO/REMIC	1	—	351,521	(120,399)	351,522	(120,399)
Municipal bonds	3,215	(155)	16,262	(1,250)	19,477	(1,405)
Total available-for-sale securities	$207,644	$(855)	$2,124,849	$(447,326)	$2,332,493	$(448,181)
Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$408,257	$(106,315)	$408,257	$(106,315)
Mortgage-backed securities	2,072	(42)	502,292	(109,978)	504,364	(110,020)
CMO/REMIC	—	—	613,937	(170,121)	613,937	(170,121)
Municipal bonds	63,668	(1,067)	286,868	(38,958)	350,536	(40,025)
Total held-to-maturity securities	$65,740	$(1,109)	$1,811,354	$(425,372)	$1,877,094	$(426,481)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	48	—	2,506,162	(336,107)	2,506,210	(336,107)
CMO/REMIC	—	—	389,359	(112,872)	389,359	(112,872)
Municipal bonds	3,286	(17)	18,105	(871)	21,391	(888)
Total available-for-sale securities	$3,334	$(17)	$2,913,626	$(449,850)	$2,916,960	$(449,867)
Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$432,684	$(97,972)	$432,684	$(97,972)
Mortgage-backed securities	—	—	565,655	(97,436)	565,655	(97,436)
CMO/REMIC	—	—	646,737	(156,155)	646,737	(156,155)
Municipal bonds	20,609	(200)	293,467	(33,404)	314,076	(33,604)
Total held-to-maturity securities	$20,609	$(200)	$1,938,543	$(384,967)	$1,959,152	$(385,167)

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

Mortgage-Backed Securities (“MBS”) and CMO/REMIC — Most of the Company’s mortgage-backed and CMO/REMIC securities are issued by Government Agencies or Government-Sponsored Enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential or commercial mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 7.5 years. Of the total MBS/CMO, 100% have the implied guarantee of U.S. Government-Sponsored Agencies and Enterprises. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds. There were no credit-related impairments for the year ended December 31, 2024 and 2023.

Municipal Bonds — The majority of the Company’s municipal bonds, with maturities of approximately 12.0 years, represented approximately 9.7% of the total investment portfolio and are predominately AA or higher rated securities. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. The decline in fair value is primarily due to the changes in interest rates. There were no credit-related impairments for the years ended December 31, 2024 and December 31, 2023.

At December 31, 2024, investment securities with carrying values of $2.79 billion were pledged to secure various types of deposits, including $1.18 billion of public funds, $315 million for repurchase agreements, and for other purposes as required or permitted by law. In addition, investment securities with carrying values of $1.63 billion were pledged for unused borrowing capacity.

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

The amortized cost and fair value of debt securities at December 31, 2024, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 25 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	December 31, 2024
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$43,237	$43,205	$20,556	$19,897
Due after one year through five years	159,911	136,474	44,550	43,049
Due after five years through ten years	1,937,667	1,629,085	318,541	277,213
Due after ten years	856,232	733,351	1,996,021	1,614,186
Total investment securities	$2,997,047	$2,542,115	$2,379,668	$1,954,345

The Bank is a member of the FHLB and members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors. FHLB stock is carried at cost and is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2024.

5. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table provides a summary of total loans and lease finance receivables by type.

	December 31,
	2024	2023
	(Dollars in thousands)

Commercial real estate	$6,507,452	$6,784,505
Construction	16,082	66,734
SBA	273,013	270,619
SBA - Paycheck Protection Program (PPP)	774	2,736
Commercial and industrial	925,178	969,895
Dairy & livestock and agribusiness	419,904	412,891
Municipal lease finance receivables	66,114	73,590
SFR mortgage	269,172	269,868
Consumer and other loans	58,743	54,072
Total loans, at amortized cost	8,536,432	8,904,910
Less: Allowance for credit losses	(80,122)	(86,842)
Total loans and lease finance receivables, net	$8,456,310	$8,818,068

As of December 31, 2024, 79.57% of the Company’s total gross loan portfolio consisted of real estate loans, with commercial real estate loans representing 76.23% of total loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of December 31, 2024, $449.8 million, or 6.91% of the total commercial real estate loans included loans secured by farmland, compared to $497.7 million, or 7.34%, at December 31, 2023. The loans secured by farmland included $109.1 million for loans secured by dairy & livestock land and $340.7 million for loans secured by agricultural land at December 31, 2024, compared to $122.4 million for loans secured by dairy & livestock land and $375.3 million for loans secured by agricultural land at December 31, 2023. As of December 31, 2024, dairy & livestock and agribusiness loans of $419.9 million were comprised of $385.3 million for dairy & livestock loans and $34.6 million for agribusiness loans, compared to $374.9 million of dairy & livestock loans and $38.0 million for agribusiness loans at December 31, 2023.

At December 31, 2024 and 2023, loans totaling $4.44 billion and $4.04 billion, respectively, were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of December 31, 2024 and 2023.

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

The following table summarizes loans by type and origination year, according to our internal risk ratings as of the dates presented.

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$307,984	$419,547	$1,216,126	$1,066,694	$828,493	$2,170,119	$197,991	$37,704	$6,244,658
Special Mention	1,075	4,910	36,505	21,478	17,056	104,201	3,937	1,287	190,449
Substandard	1,176	244	6,775	9,057	15,138	34,259	5,696	—	72,345
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$310,235	$424,701	$1,259,406	$1,097,229	$860,687	$2,308,579	$207,624	$38,991	$6,507,452
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$2,258	$—	$—	$2,258

Construction loans:
Risk Rating:
Pass	$7,717	$315	$8,050	$—	$—	$—	$—	$—	$16,082
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$7,717	$315	$8,050	$—	$—	$—	$—	$—	$16,082
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$33,531	$16,064	$46,393	$47,810	$23,733	$92,012	$—	$—	$259,543
Special Mention	—	—	—	1,337	4,716	1,830	—	—	7,883
Substandard	—	—	1,581	—	—	4,006	—	—	5,587
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$33,531	$16,064	$47,974	$49,147	$28,449	$97,848	$—	$—	$273,013
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$165	$—	$—	$165

SBA - PPP loans:
Risk Rating:
Pass	$—	$—	$—	$254	$520	$—	$—	$—	$774
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$—	$—	$254	$520	$—	$—	$—	$774
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans:
Risk Rating:
Pass	$100,465	$100,242	$111,982	$67,706	$69,084	$118,069	$318,147	$6,213	$891,908
Special Mention	819	2,213	1,026	2,169	421	4,175	8,136	4,830	23,789
Substandard	—	3,029	523	11	—	—	1,997	3,921	9,481
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$101,284	$105,484	$113,531	$69,886	$69,505	$122,244	$328,280	$14,964	$925,178
Current YTD Period: Gross charge-offs	$—	$—	$300	$—	$—	$1,186	$—	$495	$1,981

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$812	$—	$—	$596	$786	$141	$327,850	$13	$330,198
Special Mention	2,901	—	—	—	—	—	84,295	1,650	88,846
Substandard	—	—	—	—	—	60	—	800	860
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$3,713	$—	$—	$596	$786	$201	$412,145	$2,463	$419,904
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$2,540	$—	$5,111	$24,715	$5,140	$28,510	$—	$—	$66,016
Special Mention	—	—	—	—	—	98	—	—	98
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$2,540	$—	$5,111	$24,715	$5,140	$28,608	$—	$—	$66,114
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$20,261	$21,055	$59,763	$41,156	$38,730	$85,637	$—	$—	$266,602
Special Mention	—	—	—	—	896	411	—	284	1,591
Substandard	—	—	—	—	—	979	—	—	979
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$20,261	$21,055	$59,763	$41,156	$39,626	$87,027	$—	$284	$269,172
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$7,242	$3,043	$1,521	$1,850	$142	$624	$42,035	$1,855	$58,312
Special Mention	—	—	—	130	—	—	4	—	134
Substandard	—	—	—	—	—	—	—	297	297
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$7,242	$3,043	$1,521	$1,980	$142	$624	$42,039	$2,152	$58,743
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$1	$3	$4

Total Loans, at amortized cost:
Risk Rating:
Pass	$480,552	$560,266	$1,448,946	$1,250,781	$966,628	$2,495,112	$886,023	$45,785	$8,134,093
Special Mention	4,795	7,123	37,531	25,114	23,089	110,715	96,372	8,051	312,790
Substandard	1,176	3,273	8,879	9,068	15,138	39,304	7,693	5,018	89,549
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$486,523	$570,662	$1,495,356	$1,284,963	$1,004,855	$2,645,131	$990,088	$58,854	$8,536,432
Current YTD Period: Gross charge-offs	$—	$—	$300	$—	$—	$3,609	$1	$498	$4,408

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2023	2023	2022	2021	2020	2019	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$447,991	$1,315,563	$1,133,331	$885,590	$497,541	$2,041,329	$171,223	$38,568	$6,531,136
Special Mention	3,241	3,897	15,868	19,368	43,824	74,673	2,911	—	163,782
Substandard	744	8,127	2,891	33,401	12,986	30,637	801	—	89,587
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$451,976	$1,327,587	$1,152,090	$938,359	$554,351	$2,146,639	$174,935	$38,568	$6,784,505
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction loans:
Risk Rating:
Pass	$1,274	$15,046	$22,288	$8,058	$—	$—	$17,938	$—	$64,604
Special Mention	—	—	2,130	—	—	—	—	—	2,130
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$1,274	$15,046	$24,418	$8,058	$—	$—	$17,938	$—	$66,734
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$20,701	$48,212	$51,038	$29,306	$6,236	$101,856	$—	$—	$257,349
Special Mention	—	1,627	—	4,784	1,132	1,760	—	—	9,303
Substandard	—	—	—	—	749	3,218	—	—	3,967
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$20,701	$49,839	$51,038	$34,090	$8,117	$106,834	$—	$—	$270,619
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$288	$—	$—	$288

SBA - PPP loans:
Risk Rating:
Pass	$—	$—	$699	$2,037	$—	$—	$—	$—	$2,736
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$—	$699	$2,037	$—	$—	$—	$—	$2,736
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans:
Risk Rating:
Pass	$141,080	$143,847	$100,059	$88,743	$68,352	$94,027	$289,539	$5,460	$931,107
Special Mention	7,829	738	745	552	4,114	3,986	10,529	5,347	33,840
Substandard	—	257	—	—	89	1,296	2,487	819	4,948
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$148,909	$144,842	$100,804	$89,295	$72,555	$99,309	$302,555	$11,626	$969,895
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$109	$109

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2023	2023	2022	2021	2020	2019	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$296	$—	$1,586	$931	$80	$208	$337,525	$—	$340,626
Special Mention	448	—	—	—	25	—	69,232	—	69,705
Substandard	—	—	—	—	—	60	2,500	—	2,560
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$744	$—	$1,586	$931	$105	$268	$409,257	$—	$412,891
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$—	$5,735	$25,803	$5,981	$4,267	$31,622	$—	$—	$73,408
Special Mention	—	—	—	—	—	182	—	—	182
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$—	$5,735	$25,803	$5,981	$4,267	$31,804	$—	$—	$73,590
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$22,248	$61,070	$43,573	$44,076	$28,049	$67,750	$—	$—	$266,766
Special Mention	789	—	—	918	544	327	—	—	2,578
Substandard	—	—	—	—	—	200	—	324	524
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$23,037	$61,070	$43,573	$44,994	$28,593	$68,277	$—	$324	$269,868
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$4,911	$4,122	$2,707	$702	$644	$486	$38,595	$871	$53,038
Special Mention	—	—	246	—	—	—	4	173	423
Substandard	—	—	—	—	—	12	1	598	611
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$4,911	$4,122	$2,953	$702	$644	$498	$38,600	$1,642	$54,072
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$4	$8

Total Loans, at amortized cost:
Risk Rating:
Pass	$638,501	$1,593,595	$1,381,084	$1,065,424	$605,169	$2,337,278	$854,820	$44,899	$8,520,770
Special Mention	12,307	6,262	18,989	25,622	49,639	80,928	82,676	5,520	281,943
Substandard	744	8,384	2,891	33,401	13,824	35,423	5,789	1,741	102,197
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$651,552	$1,608,241	$1,402,964	$1,124,447	$668,632	$2,453,629	$943,285	$52,160	$8,904,910
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$292	$—	$113	$405

Allowance for Credit Losses
The Company's allowance models calculate reserves over the average life of the loan, which includes the remaining time to maturity, adjusted for estimated prepayments applied as an adjustment to our commercial real estate and commercial and industrial loans. Our allowance for credit losses is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. A substantial portion of the ACL relates to loans within the Commercial Real Estate and Commercial and Industrial methodologies, each evaluated on a collective basis. Our ACL amounts are largely driven by portfolio characteristics, including loss history, internal risk grading, various risk attributes, and the economic outlook for certain macroeconomic variables. Risk attributes for commercial real estate loans include original loan to value ratios, origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans. The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans (excluding PPP loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the amortized cost basis of the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes. The Company’s ACL estimate incorporates a reasonable and supportable forecast of various macroeconomic variables over the remaining average life of our loans. This forecast incorporates an assumption that each macroeconomic variable will revert to a long-term expectation, starting in years two through three, of the reasonable and supportable forecast period, with the reversion largely completed within the first five years of the forecast. The economic forecast is based on probability weighted scenarios to address macroeconomic uncertainty. Our methodology for assessing the appropriateness of the allowance is reviewed on a regular basis and considers overall risks in the Bank’s loan portfolio. Refer to Note 3 – Summary of Significant Accounting Policies contained herein for a more detailed discussion concerning the allowance for credit losses.

The ACL totaled $80.1 million as of December 31, 2024, compared to $86.8 million as of December 31, 2023. The $6.7 million decrease is comprised of a $3.0 million recapture of provision for credit losses and $3.7 million in net charge-offs. At December 31, 2024, the ACL as a percentage of total loans and leases, at amortized cost was 0.94% of total loans. This compares to 0.98% at December 31, 2023. The ACL increased by $1.7 million for 2023 and included a provision for credit losses of $2.0 million, offset by net charge-offs of $0.3 million. As a result of the acquisition of Suncrest, we recorded a provision for credit losses of $4.9 million on January 7, 2022 to establish the ACL for the acquired loans that were not considered PCD. The ACL at January 7, 2022, also included $8.6 million for the acquired Suncrest PCD loans. The $20.1 million increase in the ACL from December 31, 2021 to December 31, 2022 was comprised of approximately $893,000 in net recoveries, the $8.6 million for the Suncrest PCD loans and a $10.6 million provision for credit losses, including the $4.9 million provision recorded to establish the ACL for the non-PCD loans acquired from Suncrest. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast, as well as upside and downside forecasts. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with both upside and downside risks weighted among multiple forecasts. The resulting economic forecast reflects GDP growing at slower rate than 2024, with GDP growth forecasted below 2% for 2025 through 2027. Commercial Real Estate values are forecasted to continue their decline in 2025, with appreciation starting in 2027. Unemployment is forecasted to rise above 5% in 2025 and remains over 5% until 2028.

Management believes that the ACL was appropriate at December 31, 2024 and 2023. Due to inflationary pressures, high interest rates, lower commercial real estate values, and geopolitical events, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Year Ended December 31, 2024
	Ending Balance December 31, 2023	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance December 31, 2024
	(Dollars in thousands)
Commercial real estate	$69,466	$(2,258)	$68	$(1,039)	$66,237
Construction	1,277	—	67	(1,032)	312
SBA	2,679	(165)	128	(13)	2,629
Commercial and industrial	9,116	(1,981)	424	(1,466)	6,093
Dairy & livestock and agribusiness	3,098	—	—	512	3,610
Municipal lease finance receivables	210	—	—	(5)	205
SFR mortgage	535	—	—	(111)	424
Consumer and other loans	461	(4)	1	154	612
Total allowance for credit losses	$86,842	$(4,408)	$688	$(3,000)	$80,122

	Year Ended December 31, 2023
	Ending Balance December 31, 2022	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance December 31, 2023
	(Dollars in thousands)
Commercial real estate	$64,806	$—	$—	$4,660	$69,466
Construction	1,702	—	12	(437)	1,277
SBA	2,809	(288)	73	85	2,679
SBA - PPP	—	—	—	—	—
Commercial and industrial	10,206	(109)	14	(995)	9,116
Dairy & livestock and agribusiness	4,400	—	31	(1,333)	3,098
Municipal lease finance receivables	296	—	—	(86)	210
SFR mortgage	366	—	—	169	535
Consumer and other loans	532	(8)	—	(63)	461
Total allowance for credit losses	$85,117	$(405)	$130	$2,000	$86,842

	Year Ended December 31, 2022
	Ending Balance December 31, 2021	Charge-offs	Recoveries	Initial ACL for PCD Loans at Acquisition	Provision Recorded at Acquisition	Provision for (Recapture of) Credit Losses	Ending Balance December 31, 2022
	(Dollars in thousands)
Commercial real estate	$50,950	$—	$—	$5,086	$4,127	$4,643	$64,806
Construction	765	—	12	122	58	745	1,702
SBA	2,668	(127)	107	62	64	35	2,809
SBA - PPP	—	—	—	—	—	—	—
Commercial and industrial	6,669	(66)	503	500	508	2,092	10,206
Dairy & livestock and agribusiness	3,066	—	468	2832	149	(2,115)	4,400
Municipal lease finance receivables	100	—	—	3	26	167	296
SFR mortgage	188	—	—	—	—	178	366
Consumer and other loans	613	(4)	—	—	—	(77)	532
Total allowance for loan losses	$65,019	$(197)	$1,090	$8,605	$4,932	$5,668	$85,117

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

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$—	$—	$196	$196	$2,329,380	$2,329,576
Non-owner occupied	—	—	24,430	24,430	4,153,446	4,177,876
Construction
Speculative (1)	—	—	—	—	8,091	8,091
Non-speculative	—	—	—	—	7,991	7,991
SBA	—	190	1,427	1,617	271,396	273,013
SBA - PPP	—	—	—	—	774	774
Commercial and industrial	399	—	140	539	924,639	925,178
Dairy & livestock and agribusiness	—	—	60	60	419,844	419,904
Municipal lease finance receivables	—	—	—	—	66,114	66,114
SFR mortgage	—	—	—	—	269,172	269,172
Consumer and other loans	—	—	—	—	58,743	58,743
Total gross loans	$399	$190	$26,253	$26,842	$8,509,590	$8,536,432

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$300	$—	$2,505	$2,805	$2,430,447	$2,433,252
Non-owner occupied	16	—	531	547	4,350,706	4,351,253
Construction
Speculative (1)	—	—	—	—	57,921	57,921
Non-speculative	—	—	—	—	8,813	8,813
SBA	—	108	969	1,077	269,542	270,619
SBA - PPP	—	—	—	—	2,736	2,736
Commercial and industrial	12	—	4,253	4,265	965,630	969,895
Dairy & livestock and agribusiness	—	—	—	—	412,891	412,891
Municipal lease finance receivables	—	—	—	—	73,590	73,590
SFR mortgage	201	—	—	201	269,667	269,868
Consumer and other loans	18	—	—	18	54,054	54,072
Total gross loans	$547	$108	$8,258	$8,913	$8,895,997	$8,904,910

(1) Speculative construction loans are generally for properties where there is no identified buyer or renter.

Amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance are presented as of December 31, 2024 and December 31, 2023 by type of loan.

	December 31, 2024
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$1,436	$1,436	$—
Non-owner occupied	24,430	24,430	—
Construction
Speculative (2)	—	—	—
Non-speculative	—	—	—
SBA	1,146	1,529	—
SBA - PPP	—	—	—
Commercial and industrial	201	340	—
Dairy & livestock and agribusiness	60	60	—
Municipal lease finance receivables	—	—	—
SFR mortgage	—	—	—
Consumer and other loans	—	—	—
Total loans	$27,273	$27,795	$—

(1)
As of December 31, 2024, $1.4 million of nonaccruing loans were current, $102,000 were 60-89 days past due, and $26.3 million were 90+ days past due.
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

	December 31, 2024			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$25,866	$—	$—	6
Construction	—	—	—	—
SBA	1,529	—	—	5
SBA - PPP	—	—	—	—
Commercial and industrial	11	327	—	3
Dairy & livestock and agribusiness	60	—	—	1
Municipal lease finance receivables	—	—	—	—
SFR mortgage	—	—	—	—
Consumer and other loans	—	—	—	—
Total collateral-dependent loans	$27,466	$327	$—	15

	December 31, 2023			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$15,440	$—	$—	5
Construction	—	—	—	—
SBA	749	220	—	4
SBA - PPP	—	—	—	—
Commercial and industrial	392	2,950	1,167	8
Dairy & livestock and agribusiness	60	—	—	1
Municipal lease finance receivables	—	—	—	—
SFR mortgage	324	—	—	1
Consumer and other loans	—	—	—	—
Total collateral-dependent loans	$16,965	$3,170	$1,167	19

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. The Bank's ACL methodology produced an allowance of $6.3 million for the off-balance sheet credit exposures as of December 31, 2024. There was $1.25 million in recapture of provision for unfunded loan commitments for the year ended December 31, 2024 and $0.5 million in recapture of provision for the year ended December 31, 2023. As of December 31, 2024 and December 31, 2023 the balance in this reserve was $6.3 million and $7.5 million, respectively, and was included in other liabilities.

Modifications of Loans to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1,2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The table below reflects the loans by type made to borrowers experiencing financial difficulty that were modified in the years ended December 31, 2024 and December 31, 2023, with the cost basis shown as of December 31, 2024 and December 31, 2023.

Loan Type	Term Extension		Combination-Term Extension and Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of Financing Receivables	Amortized Cost Basis	% of Total Class of Financing Receivables
December 31, 2024
Commercial real estate loans	$2,180	0.03%	$683	0.01%
Commercial and industrial	2,804	0.03%	—	0.00%
Dairy & livestock and agribusiness	800	0.01%	—	0.00%
Total	$5,784		$683

December 31, 2023
Commercial real estate loans	$2,550	0.03%	$688	0.01%
Commercial and industrial	1,305	0.01%	278	0.00%
Dairy & livestock and agribusiness	4,639	0.05%	—	0.00%
Total	$8,494		$966

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty for the years ended December 31, 2024 and December 31, 2023.

Loan Type	Financial Effect
	Term Extension	Combination-Term Extension and Interest Rate Reduction
December 31, 2024
Commercial real estate loans	Added a weighted-average 1.7 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10.00% to 7.25%.
Commercial and industrial	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—
Dairy & livestock and agribusiness	Added a weighted-average 0.9 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—
December 31, 2023
Commercial real estate loans	Added a weighted-average 1.0 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10% to 7.25%.
Commercial and industrial	Added a weighted-average 0.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.	Added a weighted-average 2.0 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10% to 7.75%.
Dairy & livestock and agribusiness	Added a weighted-average 0.5 years to the life of loans, which reduced monthly payment amounts for the borrowers.	—

As of December 31, 2024, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during 2023 that subsequently defaulted. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, the date we adopted ASU 2022-02.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$2,863	$—	$—
Commercial and industrial	2,804	—	—
Dairy & livestock and agribusiness	800	—	—
SFR mortgage loans	—	—	—
Consumer and other loans	—	—	—
Total	$6,467	$—	$—

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill for the periods presented.

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Balance, beginning of period	$765,822	$765,822
Additions due to acquisitions	—	—
Balance, end of period	$765,822	$765,822

Impairment exists when a reporting unit's carrying value exceeds its fair value. At December 31, 2024, the Company performed a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

The following summarizes changes in CDI and the related accumulated amortization for the periods presented.

	Year Ended December 31,
	2024			2023
	Gross CDI	Accumulated	Net CDI	Gross CDI	Accumulated	Net CDI
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)
Balance of intangible assets, beginning of period	$97,211	$(81,921)	$15,291	$97,211	$(75,470)	$21,742
Amortization	—	(5,324)	(5,324)	—	(6,451)	(6,451)
Balance of intangible assets, end of period	$97,211	$(87,245)	$9,967	$97,211	$(81,921)	$15,291

The following table reflects the estimated amortization expense for the periods presented, as of December 31, 2024.

December 31, 2024
Year:	(Dollars in thousands)
2025	$4,193
2026	2,822
2027	1,397
2028	547
2029	356
Thereafter	652
Total	$9,967

At December 31, 2024 the weighted average remaining life of intangible assets is approximately 1.72 years.

7. PREMISES AND EQUIPMENT

Premises and equipment were comprised of the following as of the dates presented.

	December 31,
	2024	2023
	(Dollars in thousands)
Land	$8,136	$17,967
Bank premises	48,950	68,053
Furniture and equipment	28,103	32,190
Premises and equipment, gross	85,189	118,210
Accumulated depreciation and amortization	(57,646)	(73,501)
Premises and equipment, net	$27,543	$44,709

The decrease in premises and equipment in 2024 was due to the sale and leaseback of four buildings during the year. Total depreciation and amortization expense was approximately $5.9 million, $6.6 million and $6.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

8. OTHER ASSETS

Other assets were comprised of the following as of the dates presented.

	December 31,
	2024	2023
	(Dollars in thousands)
Prepaid expenses	$13,073	$9,482
Interest rate swaps	8,086	1,235
ROU assets	47,117	21,655
Affordable housing investments	56,547	14,365
Other investments	56,735	55,575
Receivable for matured investment securities	—	15,000
Other real estate owned (OREO)	19,303	—
Other assets	15,037	9,875
Total	$215,898	$127,187

9. INCOME TAXES

The current and deferred amounts of income tax expense consist of the following.

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Current provision:
Federal	$41,558	$63,257	$60,763
State	24,798	35,077	35,427
	66,356	98,334	96,190
Deferred provision:
Federal	3,461	(2,913)	(2,496)
State	705	(1,422)	(772)
	4,166	(4,335)	(3,268)
Total	$70,522	$93,999	$92,922

Income tax asset consists of the following.

	December 31,
	2024	2023
	(Dollars in thousands)
Current:
Federal	$3,469	$(10,094)
State	698	(1,722)
	4,167	(11,816)
Deferred:
Federal	106,102	112,481
State	60,909	63,303
	167,011	175,784
Total	$171,178	$163,968

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. The components of the net deferred tax asset are as follows.

	December 31,
	2024	2023
	(Dollars in thousands)
Deferred tax assets:
Bad debt and credit loss deduction	$27,501	$30,038
Net operating loss carryforward	2,516	3,711
Deferred compensation	7,047	6,849
PCI loans	51	54
Accrued expense	7,085	7,257
Unrealized loss on investment securities, net	140,443	145,404
Acquired loan discounts	2,033	3,061
Lease liability	15,766	7,505
Other, net	1,660	1,816
Gross deferred tax asset	204,102	205,695
Deferred tax liabilities:
California franchise tax	7,552	5,921
Depreciation	424	2,950
Intangibles - acquisitions	8,154	7,714
FHLB Stock	2,545	2,545
Deferred income	3,414	3,886
Right of use asset	15,002	6,895
Gross deferred tax liability	37,091	29,911
Net deferred tax asset	$167,011	$175,784

Annual Effective Tax Rate

The annual consolidated effective tax rate for the periods presented, is reconciled to the U.S. statutory income rate as follows.

	Year Ended December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax at statutory rate	$56,960	21.0%	$66,241	21.0%	$68,953	21.0%
State franchise taxes, net of federal benefit	19,698	7.3%	25,139	8.0%	27,256	8.3%
State impact of BOLI surrender, net of federal benefit	—	0.0%	1,489	0.5%	—	0.0%
Federal impact of BOLI surrender and MEC penalty	—	0.0%	5,486	1.7%	—	0.0%
Tax-exempt income	(4,919)	(1.8)%	(5,146)	(1.6)%	(3,290)	(1.0)%
Tax credits	(2,184)	(0.8)%	(1,239)	(0.4)%	(1,617)	(0.5)%
Other, net	967	0.3%	2,029	0.6%	1,620	0.5%
Provision for income taxes	$70,522	26.0%	$93,999	29.8%	$92,922	28.3%

The Company invests in low income housing tax credit and solar tax funds that are designed to generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using a proportional amortization method and tax credit investment amortization expense is a component of the provision for income taxes. For the year ended December 31, 2024, tax credits and other benefits recognized was $21.3 million and the tax credit amortization expense included in the provision for income taxes was $17.4 million.

The following table presents the balances of the Company's tax credit investments and related unfunded commitments at December 31, 2024 and 2023.

	December 31,
	2024	2023
	(Dollars in thousands)
Tax credit investments	$57,264	$17,616
Unfunded commitments - tax credit investments	$45,809	$3,883

The following table presents other information related to the Company's tax credit investments for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Tax credits and other tax benefits recognized	$21,257	$16,239	$2,157
Tax credit amortization expense included in provision for income taxes	$17,421	$14,102	$2,018

There were no significant unrecognized tax benefits at December 31, 2024 and 2023. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company is subject to income taxes in the federal, California, Arizona and three other non-material jurisdictions. The Company is no longer subject to examinations by taxing jurisdictions for periods before 2020, with the exception of California, for which the Company is no longer subject to examination for years before 2013.

At December 31, 2024, the Company has net operating loss (NOLs) carryforwards of approximately $7.9 million for federal and $7.9 million California tax purposes, as a result of the acquisition of Suncrest Bank. The federal and California NOLs of approximately $6.4 and $5.7 million, respectively, are subject to annual IRC Section 382 limitations of $3.4 million and have no expiration for federal tax purposes but will expire in 2032 for California if not utilized. The balance of the NOLs are subject to annual IRC Section 382 limitations of $314,000 and will begin to expire in 2030.

The Company considered the need for a valuation allowance on its deferred tax assets for the year ended December 31, 2024. The Company considered income in prior periods, projected future income, and projected future reversals of deferred tax items in making the determination that the deferred tax assets are more likely than not to be realized.

10. DEPOSITS

The composition of deposits is summarized for the periods presented in the table below.

	December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing deposits	$7,037,096	58.90%	$7,206,175	63.03%
Interest-bearing deposits
Investment checking	551,305	4.61%	552,408	4.83%
Money market	3,363,804	28.15%	2,821,344	24.67%
Savings	422,583	3.54%	457,320	4.00%
Time deposits	573,593	4.80%	396,395	3.47%
Total deposits	$11,948,381	100.00%	$11,433,642	100.00%

Time deposits with balances of $250,000 or more amounted to approximately $101.5 million and $206.4 million at December 31, 2024 and 2023, respectively.

At December 31, 2024, the scheduled maturities of time certificates of deposit are as follows.

December 31, 2024
Year of maturity:	(Dollars in thousands)
2025	$562,275
2026	8,097
2027	1,695
2028	704
2029 and thereafter	822
Total	$573,593

11. BORROWINGS

Customer Repurchase Agreements

The Bank offers a repurchase agreement product to its customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of December 31, 2024, total funds borrowed under these agreements were $261.9 million with a weighted average interest rate of 0.72%, compared to $271.6 million with a weighted average interest rate of 0.29% at December 31, 2023.

Federal Home Loan Bank Advances and Other Borrowings

As of December 31, 2024, total borrowings were $500 million and consisted of advances from the FHLB, at an average rate of 4.6%. The FHLB advances include $300 million, at a fixed rate of 4.73%, maturing in May 2026, and $200 million, at a fixed rate of 4.27%, maturing in May of 2027. As of December 31, 2023, total short-term borrowings were $2.07 billion, and consisted of $1.91 billion of one-year advances from the Federal Reserve’s Bank Term Funding Program (“BTFP”) at a cost of 4.78%, which replaced higher cost borrowings from the FHLB, and $160 million of short-term FHLB advances, at an average cost of approximately 5.7%.

At December 31, 2024, $4.44 billion of loans and $4.79 billion of investment securities, at carrying value, were pledged to secure public deposits, repurchase agreements, borrowing lines, and for other purposes as required or permitted by law.

12. COMMITMENTS AND CONTINGENCIES

Commitments

At December 31, 2024 and 2023, the Bank had commitments to extend credit of approximately $1.72 billion and $1.71 billion, respectively, and obligations under letters of credit of $60.0 million and $54.3 million, respectively. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Bank had a reserve for unfunded loan commitments of $6.3 million and $7.5 million as of December 31, 2024 and 2023, respectively, which is included in other liabilities.

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

We invest in LIHTC, tax credit and other CRA-related investments that call for capital contributions up to an amount specified in the partnership agreements. At December 31, 2024 and December 31, 2023, we had commitments to contribute capital to these entities totaling $45.8 million and $8.7 million.

At December 31, 2024, the Bank had $0.50 billion in borrowings with the FHLB. The Bank's secured borrowing capacity with the FHLB and FRB totaled $5.73 billion, of which $5.23 billion was available as of December 31, 2024. The Bank also has $305.0 million in Fed Funds lines of credit with other major U.S. banks. These lines of credit are available for overnight borrowings.

At December 31, 2024, investment securities with carrying values of 2.79 billion were pledged to secure various types of deposits, including $1.18 billion of public funds, $315 million for repurchase agreements and $57 million for other purposes as required or permitted by law. In addition, investment securities with carrying values of $1.63 billion were pledged for unused borrowing capacity.

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

13. EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

As of December 31, 2024 the Company had various deferred compensation plans, which included a deferred compensation plan for its former President and Chief Executive Officer, Christopher D. Myers, and severance arrangements it assumed through the acquisition of other banks in prior years. We also offer a non-qualified deferred compensation plan for our executives and key members of management in order to assist us in attracting and retaining these individuals. Participants in the plan may elect to defer a portion of their annual salary and/or short-term incentive payouts into deferral accounts to provide a means by which they may elect to defer receipt of compensation in order to provide retirement benefits. The plan is intended to be unfunded and allows us to make discretionary contributions on behalf of a participant. No discretionary payments were made by the Company during the years ended December 31, 2024, 2023 and 2022. The Bank, however, does fund the cost of these plans through the purchase of bank owned life insurance policies, which are reflected as assets on the Company’s consolidated balance sheets. At December 31, 2024 and 2023, the total deferred compensation liability was $22.9 million and $22.3 million, respectively. Total expense for these deferred compensation agreements was approximately $1.9 million for the year ended December 31, 2024, and was $1.2 million and $534,000 for the years ended December 31, 2023 and 2022, respectively.

401(k) and Profit Sharing Plan

The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan immediately upon hire. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations. The contribution made in 2024 was 1%, compared to 2% for 2023 and 3% for 2022. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $4.0 million for 2024, $4.8 million for 2023, and $5.2 million for 2022.

14. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the years ended December 31, 2024, 2023 and 2022, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 963,000, 1,044,000 and 236,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$200,716	$221,435	$235,425
Less: Net earnings allocated to restricted stock	1,445	1,546	1,508
Net earnings allocated to common shareholders	$199,271	$219,889	$233,917
Weighted average shares outstanding	138,415	138,333	139,652
Basic earnings per common share	$1.44	$1.59	$1.67

Diluted earnings per common share:
Net income allocated to common shareholders	$199,271	$219,889	$233,917
Weighted average shares outstanding	138,415	138,333	139,652
Incremental shares from assumed exercise of outstanding options	164	129	360
Diluted weighted average shares outstanding	138,579	138,462	140,012
Diluted earnings per common share	$1.44	$1.59	$1.67

15. STOCK-BASED COMPENSATION PLANS

In May 2018, the shareholders approved the 2018 Equity Plan which authorizes the issuance of up to 9,000,000 shares of CVB’s common stock for eligible participants, which include all of the Company’s employees, officers, and directors, and expires in 2028. The plan authorizes the issuance of a variety of types of equity awards, which include incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other stock-based awards, including performance-based restricted stock units ("PRSUs"). The 2018 Equity Plan replaced the 2008 Equity Incentive Plan. No further grants will be made under the 2008 Equity Incentive Plan, but shares may continue to be issued under such plan pursuant to grants previously made. As of December 31, 2024, we have 1,655,383 outstanding options, unvested RSAs, RSUs and PRSUs under our Equity Plans.

Stock Options

The Company expensed $477,000, $384,000, and $273,000, for the years ended December 31, 2024, 2023 and 2022, respectively.

The estimated fair value of the options granted during 2024 and prior years was calculated using the Black-Scholes options pricing model. There were 95,000, 107,000 and 66,000 options granted during 2024, 2023 and 2022, respectively.

The options will vest, in equal installments, over a five-year period. The fair value of each stock option granted in 2024, 2023 and 2022, was estimated on the date of grant using the following weighted-average assumptions.

	Year Ended December 31,
	2024	2023	2022
Dividend yield	3.7%	9.4%	3.0%
Volatility	31.1%	28.0%	27.9%
Risk-free interest rate	4.2%	3.7%	1.2%
Expected life	10.0 years	10.0 years	10.0 years
Weighted average grant date fair value	$8.70	$11.09	$8.60

The expected volatility is solely based on the daily historical stock price volatility over the expected option life. The expected life of options granted is derived from the output of the option valuation model and represents the period of time an optionee will hold an option before exercising it. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury five-year constant maturity yield curve in effect at the time of the grant. The Company accounts for forfeitures as they occur, rather than to estimate forfeitures over the vesting period.

The following table presents option activity under the Company’s stock option plans as of and for the year ended December 31, 2024.

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2024	386	$20.50
Granted	95	17.17
Exercised	(32)	17.95
Forfeited or expired	(16)	19.13
Outstanding at December 31, 2024	433	$20.01	6.61	$967
Vested or expected to vest at December 31, 2024	433	$20.01	6.61	$967
Exercisable at December 31, 2024	208	$19.52	4.92	$512

The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $131,000, $53,000 and $1.0 million, respectively.

As of December 31, 2024, there was a total of $1.6 million in unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.4 years. The total fair value of options vested was $361,000, $267,000 and $203,000 during 2024, 2023 and 2022, respectively. Cash received from stock option exercises was $565,000, $210,000 and $1.9 million, in 2024, 2023 and 2022, respectively.

At December 31, 2024, options for the purchase of 433,350 shares of CVB’s common stock were outstanding under the above plans, of which options to purchase 208,450 shares were exercisable at prices ranging from $14.61 to $24.83.

The Company has a policy of issuing new shares to satisfy share option exercises.

Restricted Stock Awards, Restricted Stock Units and Performance-Based Restricted Stock Units

The Company granted 524,000, 484,000 and 674,961 restricted stock awards during 2024, 2023 and 2022 respectively. The weighted average grant date fair value of RSAs, RSUs and PRSUs granted in 2024, 2023 and 2022 was $17.91 per share, $22.44 per share and $22.82 per share, respectively. These awards will vest, in equal installments, over a period of approximately one to five years.

Compensation cost is recognized over the requisite service period, which is approximately one to five years, and amounted to $9.8 million, $9.1 million and $7.6 million during the years ended December 31, 2024, 2023 and 2022, respectively. Total unrecognized compensation cost related to RSAs and PRSUs was $15.6 million at December 31, 2024.

The table below summarizes activity related to the Company’s non-vested RSAs and PRSUs for the year ended December 31, 2024.

	Shares		Weighted Average Fair Value
	(In thousands)
Nonvested at January 1, 2024	1,157		$21.93
Granted	524		17.91
Vested	(425)		19.71
Forfeited	(37)		22.23
Nonvested at December 31, 2024	1,219	(1)	$20.73

(1) Includes 213,181 PRSUs. There are no restricted stock units outstanding.

Under the 2018 Equity Incentive Plan, 5,372,300 shares of common stock were available for the granting of future stock-based awards as of December 31, 2024.

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

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum common equity Tier 1 (“CET1”) capital ratio of 4.5%, Tier 1 risk-based capital ratio of 6.0% and total risk-based capital ratio of 8.0%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 leverage ratio equal to or greater than 5.0%, a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0%. In addition to meeting the minimum capital requirements, under the Basel III Capital Rules, the Company and the Bank must also maintain the required Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. The Capital Conservation Buffer is now at its fully phased-in level of 2.5% and including the capital conservation buffer results in a minimum required CET1 capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5% and 10.5% for the total risk-based capital ratio.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital and CET1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2024 and 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2024 and 2023, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the minimum total risk-based, Tier 1 risk-based, CET1 risk-based, and Tier 1 leverage (tangible Tier 1 capital divided by average total assets) ratios as set forth in the table below must be maintained. There are no conditions or events since said notification that management believes have changed the Bank’s category.

The following table summarizes regulatory capital amounts and ratios for the Company and the Bank as of December 31, 2024 and 2023.

	Actual		Minimum Required Plus Capital Conservation Buffer			To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2024:
Tier 1 Capital (to Average- Assets)
Company	$1,727,872	11.46%	$603,247	>	4.00%			N/A
Bank	$1,704,433	11.30%	$603,506	>	4.00%	$754,382	>	5.00%
Common equity Tier 1 capital ratio
Company	$1,727,872	16.24%	$744,579	>	7.00%			N/A
Bank	$1,704,433	16.01%	$745,068	>	7.00%	$691,849	>	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$1,727,872	16.24%	$904,131	>	8.50%			N/A
Bank	$1,704,433	16.01%	$904,726	>	8.50%	$851,507	>	8.00%
Total Capital (to Risk-Weighted Assets)
Company	$1,814,244	17.06%	$1,116,868	>	10.50%			N/A
Bank	$1,790,805	16.82%	$1,117,602	>	10.50%	$1,064,383	>	10.00%
As of December 31, 2023:
Tier 1 Capital (to Average- Assets)
Company	$1,626,626	10.27%	$633,372	>	4.00%			N/A
Bank	$1,610,514	10.17%	$633,582	>	4.00%	$791,978	>	5.00%
Common equity Tier 1 capital ratio
Company	$1,626,626	14.65%	$777,359	>	7.00%			N/A
Bank	$1,610,514	14.49%	$777,782	>	7.00%	$722,226	>	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$1,626,626	14.65%	$943,936	>	8.50%			N/A
Bank	$1,610,514	14.49%	$944,450	>	8.50%	$888,894	>	8.00%
Total Capital (to Risk-Weighted Assets)
Company	$1,720,968	15.50%	$1,166,038	>	10.50%			N/A
Bank	$1,704,856	15.34%	$1,166,673	>	10.50%	$1,111,118	>	10.00%

In addition, the California Financial Code limits the amount of dividends a bank can pay without obtaining prior approval from bank regulators. Under this law, the Bank could, as of December 31, 2024, declare and pay additional dividends of approximately $235.0 million.

17. FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of December 31, 2024. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the dates presented.

	Carrying Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$34,255	$—	$34,255	$—
Mortgage-backed securities	2,134,534	—	2,134,534	—
CMO/REMIC	351,522	—	351,522	—
Municipal bonds	20,377	—	20,377	—
Other securities	1,427	—	1,427	—
Total investment securities - AFS	2,542,115	—	2,542,115	—
Derivatives not designated as hedging instruments:
Interest rate swaps	30	—	30	—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	7,222	—	7,222	—
Cash flow hedges: interest rate swaps	—	—	—	—
Total assets	$2,549,367	$—	$2,549,367	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$30	$—	$30	$—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—
Cash flow hedges: interest rate swaps	517	—	517	—
Total liabilities	$547	$—	$547	$—

	Carrying Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$32,253	$—	$32,253	$—
Mortgage-backed securities	2,507,679	—	2,507,679	—
CMO/REMIC	389,362	—	389,362	—
Municipal bonds	25,635	—	25,635	—
Other securities	1,196	—	1,196	—
Total investment securities - AFS	2,956,125	—	2,956,125	—
Derivatives not designated as hedging instruments:
Interest rate swaps	112	—	112	—
Derivatives designated as hedging instruments:
Interest rate swaps	—	—	—	—
Total assets	$2,956,237	$—	$2,956,237	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$112	$—	$112	$—
Derivatives designated as hedging instruments:
Interest rate swaps	6,938	—	6,938	—
Total liabilities	$7,050	$—	$7,050	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to remeasure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at December 31, 2024 and 2023, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period. The fair values were determined using inputs based on observable market data or based on discounted cash flow criteria.

	Carrying Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2024
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$28,728	$—	$—	$28,728	$11
Construction	—	—	—	—	—
SBA	1,532	—	—	1,532	49
SBA - PPP	—	—	—	—	—
Commercial and industrial	3,144	—	—	3,144	220
Dairy & livestock and agribusiness	860	—	—	860	9
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Other real estate owned	10,429	—	—	10,429	2,296
Total assets	$44,693	$—	$—	$44,693	$2,585

	Carrying Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2023
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$18,678	$—	$—	$18,678	$2,128
Construction	—	—	—	—	—
SBA	995	—	—	995	57
SBA - PPP	—	—	—	—	—
Commercial and industrial	6,092	—	—	6,092	3,510
Dairy & livestock and agribusiness	4,700	—	—	4,700	27
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Other real estate owned	—	—	—	—	—
Total assets	$30,465	$—	$—	$30,465	$5,722

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of December 31, 2024 and 2023, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$204,698	$204,698	$—	$—	$204,698
Interest-earning balances due from depository institutions	480	—	480	—	480
Investment securities available-for-sale	2,542,115	—	2,542,115	—	2,542,115
Investment securities held-to-maturity	2,379,668	—	1,954,345	—	1,954,345
Total loans, net of allowance for credit losses	8,456,310	—	—	8,149,801	8,149,801
Derivatives not designated as hedging instruments:
Interest rate swaps	30	—	30	—	30
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	7,222	—	7,222	—	7,222
Cash flow hedges: interest rate swaps	—	—	—	—	—
Liabilities
Deposits:
Interest-bearing	$4,911,285	$—	$4,908,070	$—	$4,908,070
Borrowings	761,887	—	716,566	—	716,566
Junior subordinated debentures	—	—	—	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	30	—	30	—	30
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—	—
Cash flow hedges: interest rate swaps	517	—	517	—	517

	December 31, 2023
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$281,285	$281,285	$—	$—	$281,285
Interest-earning balances due from depository institutions	8,216	—	8,216	—	8,216
Investment securities available-for-sale	2,956,125	—	2,956,125	—	2,956,125
Investment securities held-to-maturity	2,464,610	—	2,082,881	—	2,082,881
Total loans, net of allowance for credit losses	8,818,068	—	—	8,503,518	8,503,518
Derivatives not designated as hedging instruments:
Interest rate swaps	112	—	112	—	112
Derivatives designated as hedging instruments:
Interest rate swaps	—	—	—	—	—
Liabilities
Deposits:
Interest-bearing	$4,227,467	$—	$4,222,773	$—	$4,222,773
Borrowings	2,341,642	—	2,283,631	—	2,283,631
Junior subordinated debentures	—	—	—	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	112	—	112	—	112
Derivatives designated as hedging instruments:
Interest rate swaps	6,938	—	6,938	—	6,938

The following is a description of the valuation methodologies used to measure our Level 2 and Level 3 assets and liabilities recorded at fair value (under ASC Topic 820, “Fair Value Measurement”) and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825).

Interest-earning balances due from depository institutions. The carrying amount is assumed to be the fair value given the short-term nature of these deposits.

Investment securities available-for-sale. Securities available-for-sale are measured and carried at fair value on a recurring basis. In determining the fair value of securities available-for-sale, we obtain a report from a nationally recognized broker-dealer detailing the fair value of each investment security we hold as of the reporting date. The broker-dealer used observable market information to value our securities, with the primary source being a nationally recognized pricing service. We review the market prices provided by the broker-dealer for our securities for reasonableness based on our understanding of the marketplace and we consider any credit issues related to the securities. As we have not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

Investment securities held-to-maturity. Securities held-to-maturity at carried at amortized cost. In determining the fair value of securities held-to-maturity, we use the same methodology as for securities available-for-sale and they have been categorized as Level 2 in the fair value hierarchy.

Total loans, net of allowance for credit losses. As loans and leases are not measured at fair value, the following discussion relates to estimating the fair value disclosures under ASC Topic 825. Loan fair values represent an exit price based upon the income approach. The loans are valued on an individual basis, with consideration given to the loans' underlying characteristics, including account types, remaining terms (in months), annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan to value ratios, loss exposures, and remaining balances. Our model utilizes a discounted cash flow calculation to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, loses given defaults, and estimates of prevailing discount rates. The discounted cash flow approach models the credit losses directly in the projected cash flows. The model applies various assumptions regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications. We typically classify loans as Level 3 in the fair value hierarchy.

Derivative assets and liabilities. Derivatives are carried at fair value on a recurring basis and primarily relate to forward contracts which we enter into to manage interest rate risk. Our derivatives are principally traded in over-the-counter markets where quoted market prices are not readily available. Instead, the fair value is estimated using market observable inputs such as current forward contract rates, interest rate yield curves, volatilities and basis spreads. We also consider counter-party credit risk in valuing our derivatives. We typically classify our derivative assets and liabilities as Level 2 in the fair value hierarchy.

Interest-bearing deposits. Interest-bearing deposits are carried at historical cost. The fair value of deposits with no stated maturity date is equal to the amount payable on demand as of the balance sheet date and considered Level 2. The fair value of time deposits is based on the discounted value of contractual cash flows and considered Level 2. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. No value has been separately assigned to the Company's long-term relationships with its deposit customers, such as a core deposit intangible.

Borrowings. Borrowings may include FHLB advances and other fixed-rate term borrowings. Borrowings are carried at amortized cost. The fair value of fixed-rate borrowings is estimated by discounting scheduled cash flows through the maturity date or call date, if applicable, using estimated market discount rates that reflect current rates offered for borrowings with similar remaining maturities and characteristics and are considered Level 2 in the fair value hierarchy.

The fair value estimates presented herein are based on relevant market information and information about the financial instruments available to management as of December 31, 2024 and 2023. Changes in assumptions could significantly affect the estimates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

18. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Not Designated as Hedging Instruments

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of December 31, 2024 the Bank has entered into 109 interest-rate swap agreements with customers with a notional amount totaling $363.4 million. The Bank then entered into identical offsetting swaps with counterparties. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. In December 2024, we terminated one of these swaps which had a notional value of $300 million, a maturity date of June 2027 and paid a fixed rate of 3.95%. The remaining $700 million notional pay-fixed interest rate swaps had a fair value which totaled $7.2 million and was reflected as an asset at December 31, 2024.

Cash Flow Hedges

To manage our interest rate risk associated with brokered CDs, FHLB advances or other fixed rate advances for specified periods, the Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in contractually specified interest rates. During the first quarter of 2024, $300 million of 3-month term brokered CDs were issued and cash flow hedging transactions were also executed in which $300 million notional pay-fixed interest rate swaps were consummated with maturities of three years, wherein the Company pays a weighted average fixed rate of approximately 4.2% and receives daily SOFR.

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

Balance Sheet Classification of Derivative Financial Instruments

As of December 31, 2024 and 2023, the total notional amount of the Company’s swaps not designated as hedging instruments was $363.4 million and $394.4 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	December 31, 2024
	Asset Derivatives			Liability Derivatives
	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$363,440	Other assets	$30	$363,440	Other liabilities	$30
Total			$30			$30

Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$700,000	Other assets	$7,222		Other liabilities	$—
Cash flow hedges: interest rate swaps		Other assets	—	$300,000	Other liabilities	517
Total			$7,222			$517

	December 31, 2023
	Asset Derivatives			Liability Derivatives
	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$394,359	Other assets	$112	$394,359	Other liabilities	$112
Total			$112			$112
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$1,000,000	Other assets	$—		Other liabilities	$6,938
Total			$—			$6,938

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the consolidated statements of earnings for the periods presented.

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Year Ended December 31,
		2024	2023	2022
Derivatives Not Designated as Hedging Instruments:		(Dollars in thousands)
Interest rate swaps	Other income	$211	$12	$—
Total		$211	$12	$—

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gains (Losses) Recognized in Interest Income on Derivative Instruments			OCI Impact on Derivatives-Gains (Losses) recorded in OCI
		Year Ended December 31,			Year Ended December 31,
		2024	2023	2022	2024	2023	2022
		(Dollars in thousands)			(Dollars in thousands)
Derivatives Designated as Hedging Instruments:
Fair value hedges: interest rate swaps	Interest income	$14,377	$8,210	$—	$15,619	$(4,868)	$—
Cash flow hedges: interest rate swaps	Interest expense	2,418	—	—	3,390	—	—
Total		$16,795	$8,210	$—	$19,009	$(4,868)	$—

19. OTHER COMPREHENSIVE INCOME (LOSS) The tables below provide a summary of the components of OCI for the periods presented.

	Year Ended December 31,
	2024			2023			2022
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(26,274)	$7,768	$(18,506)	$50,331	$(14,880)	$35,451	$(498,759)	$147,451	$(351,308)
Net realized loss on investment securities reclassified into earnings	28,317	(8,372)	19,945	—	—	—	—	—	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	685	(203)	482	914	(270)	644	681	(201)	480
Derivatives designated as hedging instruments:
Fair value hedges:
Net change in fair value recorded in accumulated OCI	14,160	(4,212)	9,948	(6,938)	2,070	(4,868)	—	—	—
Cash flow hedges:
Net change in fair value recorded in accumulated OCI	(517)	153	(364)	—	—	—	—	—	—
Net change	$16,371	$(4,866)	$11,505	$44,306	$(13,079)	$31,227	$(498,078)	$147,250	$(350,828)

20. BALANCE SHEET OFFSETTING

Assets and liabilities relating to certain financial instruments including derivatives and securities sold under repurchase agreements (“repurchase agreements”), may be eligible for offset in the consolidated balance sheets as permitted under accounting guidance. As noted above, our interest rate swap derivatives are subject to master netting arrangements. Our interest rate swap derivatives require the Company to pledge investment securities as collateral based on certain risk thresholds. Investment securities that have been pledged by the Company to counterparties continue to be reported in the Company’s consolidated balance sheets unless the Company defaults. We offer a repurchase agreement product to our customers, which include master netting agreements that allow for the netting of collateral positions. This product, known as Citizens Sweep Manager, sells certain of our securities overnight to our customers under an agreement to repurchase them the next day. The repurchase agreements are not offset in the Company’s consolidated balances.

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. In December 2024, we terminated one of these swaps which had a notional value of $300 million, a maturity date of June 2027 and paid a fixed rate of 3.95%. The remaining $700 million notional pay-fixed interest rate swaps had a fair value which totaled $7.2 million and was reflected as an asset on December 31, 2024. Refer to Note 18 – Derivative Financial Instruments of the notes to the consolidated financial statements of this report for additional information.

	Gross Amounts Recognized in the Condensed	Gross Amounts Offset in the Condensed	Net Amounts Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
December 31, 2024
Financial assets:
Derivatives not designated as hedging instruments
Interest rate swaps	$41,933	$(41,903)	$30	$42,538	$(42,390)	$178
Derivatives designated as hedging instruments
Fair value hedges: interest rate swaps	7,222	—	—	7,222	(6,899)	323
Cash flow hedges: interest rate swaps	—	—	—	—	—	—
Total	$49,155	$(41,903)	$30	$49,760	$(49,289)	$501

Financial liabilities:
Derivatives not designated as hedging instruments
Interest rate swaps	$30	$—	$30	$—	$—	$30
Derivatives designated as hedging instruments
Fair value hedges: interest rate swaps	—	—	—	—	—	—
Cash flow hedges: interest rate swaps	517	—	—	517	—	517
Repurchase agreements	261,887	—	261,887	—	(306,401)	(44,514)
Total	$262,434	$—	$261,917	$517	$(306,401)	$(43,967)

December 31, 2023
Financial assets:
Derivatives not designated as hedging instruments	$112	$—	$112	$112	$—	$112
Derivatives designated as hedging instruments	—	—	—	—	—	—
Total	$112	$—	$112	$112	$—	$112

Financial liabilities:
Derivatives not designated as hedging instruments	$42,613	$(42,501)	$112	$42,501	$(11,659)	$30,954
Derivatives designated as hedging instruments	6,938	—	—	6,938	—	6,938
Repurchase agreements	271,642	—	271,642	—	(362,505)	(90,863)
Total	$321,193	$(42,501)	$271,754	$49,439	$(374,164)	$(52,971)

21. LEASES

All of the Company’s operating leases, where the Company is a lessee, are for real estate, such as office space and banking centers. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease and is reflected in the consolidated statement of earnings. Right-of-use (“ROU”) assets and lease liabilities are included in other assets and other liabilities, respectively, on the Company’s consolidated balance sheet.

While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	December 31,
	2024	2023
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$47,117	$21,655
Total lease liabilities	49,617	24,056

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$8,109	$7,350
Sublease income	—	—
Total lease expense	$8,109	$7,350

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$8,094	$6,642

	December 31,
	2024	2023
Lease Term and Discount Rate
Weighted average remaining lease term (years)	9.99	3.94
Weighted average discount rate	5.95%	3.48%

During the third and fourth quarters of 2024, the Bank executed sale-leaseback transactions with the sale of four properties for an aggregate sale price of $47.1 million, resulting in a pre-tax net gain of $25.9 million and cash proceeds of $44.76 million. The Bank simultaneously entered into lease agreements with the respective purchasers for initial terms of 15 and 18 years with specified renewal options for each respective lease. The Bank also recorded ROU assets and corresponding operating lease liabilities of $26.8 million.

The Company’s lease arrangements that have not yet commenced as of December 31, 2024 and the Company’s short-term lease costs and variable lease costs, for the year ended December 31, 2024 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2024, excluding property taxes and insurance, are as follows:

December 31, 2024
(Dollars in thousands)
Year:
2025	$10,114
2026	9,080
2027	7,679
2028	5,892
2029	4,205
Thereafter	32,670
Total future lease payments	69,640
Less: Imputed interest	(20,023)
Present value of lease liabilities	$49,617

22. REVENUE RECOGNITION

ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASUs that modified Topic 606 requires revenue that is derived from a contract with a customer to be recognized when the Company satisfies the related performance obligations by transferring to the customer a good or service.

Topic 606 does not apply to revenue associated with financial instruments, including interest and the gain/(loss) on the sale of loans and securities. In addition, certain noninterest income streams such as BOLI income and fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, and merchant income. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

Wealth Management contracts with customers have no clauses that would entitle customers to additional services. Fees are generally earned based on market value of assets under management and miscellaneous fees are transaction driven and are charged based on an agreed upon fee schedule. Performance obligation is satisfied upon execution of the transaction and there is no need to allocate transaction price to the performance obligation(s) in the contract. Wealth Management customers can also terminate the contract at will.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods presented.

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$20,370	$20,219	$21,382
Trust and investment services	13,729	12,556	11,518
Bankcard services	1,652	1,627	1,470
Gain on sale of other investments	—	2,575	—
Other	8,720	9,602	7,546
Noninterest Income (in-scope of Topic 606)	44,471	46,579	41,916
Noninterest Income (out-of-scope of Topic 606)	10,003	12,751	8,073
Total noninterest income	$54,474	$59,330	$49,989

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

23. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

The following tables provide the parent company only condensed balance sheets, condensed statements of earnings and condensed statements of cash flows for the periods presented.

CVB FINANCIAL CORP.

CONDENSED BALANCE SHEETS

	December 31,
	2024	2023
	(Dollars in thousands)
Assets
Investment in subsidiaries	$2,162,877	$2,061,860
Other assets, net	66,812	60,177
Total assets	$2,229,689	$2,122,037
Liabilities	$31,414	$31,376
Stockholders’ equity	2,198,275	2,090,661
Total liabilities and stockholders’ equity	$2,229,689	$2,122,037

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Equity in undistributed earnings of subsidiaries	$89,511	$99,932	$45,512
Dividends from the Bank	117,000	127,000	195,000
Other expense, net	(6,525)	7,192	(5,087)
Net earnings	$199,986	$234,124	$235,425

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Cash Flows from Operating Activities
Net earnings	$199,986	$234,124	$235,425
Adjustments to reconcile net earnings to cash used in operating activities:
Earnings of subsidiaries	(206,511)	(226,932)	(240,512)
Tax settlement received from the Bank	425	2,265	—
Stock-based compensation	10,234	9,439	7,901
Other operating activities, net	(1,367)	(1,797)	(1,136)
Total adjustments	(197,219)	(217,025)	(233,747)
Net cash provided by operating activities	2,767	17,099	1,678
Cash Flows from Investing Activities
Dividends received from the Bank	117,000	127,000	195,000
Net cash provided by investing activities	117,000	127,000	195,000
Cash Flows from Financing Activities
Repayment of junior subordinated debentures	—	—	—
Cash dividends on common stock	(111,830)	(111,686)	(104,439)
Proceeds from exercise of stock options	565	210	1,923
Repurchase of common stock	(2,817)	(21,216)	(46,330)
Repurchase of common stock, ASR	—	—	(70,000)
Net cash used in financing activities	(114,082)	(132,692)	(218,846)
Net increase (decrease) in cash and cash equivalents	5,685	11,407	(22,168)
Cash and cash equivalents, beginning of period	50,692	39,285	61,453
Cash and cash equivalents, end of period	$56,377	$50,692	$39,285

24. SUBSEQUENT EVENTS

Sale of other real estate owned (“OREO”) properties — Subsequent to December 31, 2024, four OREO properties with a total book value of $19.3 million had been sold as of the date of this Report on Form 10-K. These sales resulted in gains on sale of approximately $2.0 million.

We have evaluated events that have occurred subsequent to December 31, 2024 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

CVB Financial Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for credit losses for loans evaluated on a collective basis using the Commercial Real Estate methodology

As discussed in Note 3 and Note 5 to the consolidated financial statements, the Company’s total allowance for credit losses as December 31, 2024, was $80.12 million, a substantial portion of which relates to the allowance for credit losses on loans evaluated on a collective basis using the commercial real estate methodology (commercial ACL). The commercial ACL includes the measure of expected credit losses on a collective basis by pooling those loans that share similar risk characteristics into segments. The commercial ACL methodology includes an estimation framework that uses loss experience of data sets of unique loans to derive lifetime loss rates at the pool level during the average life, inclusive of prepayments. The methodology to estimate the commercial ACL is largely driven by portfolio characteristics, including loss history, original loan-to-value ratios, and macroeconomic variables and the associated economic outlook. The commercial ACL incorporates a reasonable and supportable forecast of various macroeconomic variables over the remaining average life of the loan. The forecast incorporates an assumption that each macroeconomic variable will revert to a long-term expectation, starting in years 2-3, of the reasonable and supportable forecast period, with the reversion largely completed within the first five years of the forecast. The commercial ACL methodology incorporates unique macroeconomic variables based on risk drivers to the underlying portfolio. The Company reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

We identified the assessment of the December 31, 2024 commercial ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the commercial ACL methodology, including the method used to estimate lifetime loss rates and the key assumptions: portfolio segmentation, the economic forecast scenarios and their weightings and macroeconomic variables, and the length of the reasonable and supportable forecast period. The assessment also included the evaluation of the adjustments performed to align the life of loan loss rates with the current state of the portfolio. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the commercial ACL estimate, including controls over the:

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

We also assessed the sufficiency of audit evidence obtained related to the December 31, 2024 commercial ACL by evaluating the:

•
cumulative results of the audit procedures
•
qualitative aspects of the Company’s accounting practices
•
potential bias in the accounting estimate

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Irvine, California

February 28, 2025