Form 10-Q
period 2025-03-31
CVB FINANCIAL CORP
filed 2025-05-09
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 137,804,604 outstanding as of May 01, 2025.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Cautionary Note Regarding Forward-Looking Statements

Certain statements set forth herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will,” “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward-looking statements, which involve risks and uncertainties that could cause actual results or performance to differ materially from those projected. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, including, without limitation, plans, strategies, goals and statements about the Company’s outlook regarding revenue and asset growth, financial performance and profitability, capital and liquidity levels, loan and deposit growth and retention, yields and returns, loan diversification and credit management, stockholder value creation, tax rates, the impact of economic developments, the impact of monetary, fiscal and trade policies, and the impact of acquisitions we have made or may make. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company, and there can be no assurance that future developments affecting the Company will be the same as those anticipated by management. The Company cautions readers that a number of important factors in addition to those set forth below could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.

General risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct business; the effects of, and changes in, immigration, trade, tariff, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation/deflation, interest rate, market, and monetary fluctuations; the effect of acquisitions we have made or may make, including, without limitation, the failure to obtain the necessary regulatory approvals, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target, key personnel and customers into our operations; the timely development of competitive new products and services, and the acceptance of these products and services by new and existing customers; the impact of changes in financial services policies, laws, and regulations, including those concerning taxes, banking, securities, and insurance, and the application thereof by regulatory bodies; the effectiveness of our risk management framework and quantitative models; changes in the levels of our nonperforming assets and charge-offs; the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible credit related impairments or declines in the fair value of loans and securities held by us; possible impairment charges to goodwill, including any impairment that may result from increased volatility in our stock price; changes in consumer spending, borrowing, and savings habits; the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations; periodic fluctuations in commercial or residential real estate prices or values; our ability to attract and retain deposits (including low cost deposits) or to access government or private lending facilities and other sources of liquidity; the possibility that we may reduce or discontinue the payments of dividends on our common stock; changes in the financial performance and/or condition of our borrowers; changes in the competitive environment among financial and bank holding companies and other financial service providers; technological changes in banking and financial services; systemic or non-systemic bank failures or crises; geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the United States and abroad; catastrophic events or natural disasters, including earthquakes, drought, climate change or extreme weather events that may affect our assets, communications or computer services, customers, employees or third party vendors; public health crises and pandemics, and their effects on our asset credit quality, business operations, and employees, as well as the impact on general economic and financial market conditions; cybersecurity threats and fraud and the cost of defending against them, including the costs of compliance with legislation or regulations to combat cybersecurity threats and fraud; our ability to recruit and retain key executives, board members and other employees, and our compliance with federal, state and local employment laws and regulations; ongoing or unanticipated regulatory or legal proceedings or outcomes; and our ability to manage the risks involved in the foregoing.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company's 2024 Annual Report on Form 10-K filed with the SEC and available at the SEC’s Internet site (http://www.sec.gov).

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Cash and due from banks	$187,981	$153,875
Interest-earning balances due from Federal Reserve	341,108	50,823
Total cash and cash equivalents	529,089	204,698
Interest-earning balances due from depository institutions	3,451	480
Investment securities available-for-sale, at fair value (with amortized cost of $2,922,404 at March 31, 2025, and $2,997,047 at December 31, 2024)	2,535,066	2,542,115
Investment securities held-to-maturity (with fair value of $1,965,088 at March 31, 2025, and $1,954,345 at December 31, 2024)	2,359,141	2,379,668
Total investment securities	4,894,207	4,921,783
Investment in stock of Federal Home Loan Bank (FHLB)	18,012	18,012
Loans and lease finance receivables	8,363,632	8,536,432
Allowance for credit losses	(78,252)	(80,122)
Net loans and lease finance receivables	8,285,380	8,456,310
Premises and equipment, net	26,772	27,543
Bank owned life insurance (BOLI)	318,301	316,248
Accrued interest receivable	42,334	45,716
Intangibles	8,812	9,967
Goodwill	765,822	765,822
Income taxes	151,326	171,178
Other assets	213,085	215,898
Total assets	$15,256,591	$15,153,655

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$7,184,267	$7,037,096
Interest-bearing	4,805,654	4,911,285
Total deposits	11,989,921	11,948,381
Customer repurchase agreements	276,163	261,887
Other borrowings	500,000	500,000
Deferred compensation	23,054	22,909
Accrued interest payable	4,362	5,047
Other liabilities	234,672	229,115
Total liabilities	13,028,172	12,967,339

Commitments and Contingencies
Stockholders' Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 139,089,612 at March 31, 2025, and 139,690,086 at December 31, 2024	1,280,969	1,296,881
Retained earnings	1,224,750	1,201,499
Accumulated other comprehensive loss, net of tax	(277,300)	(312,064)
Total stockholders' equity	2,228,419	2,186,316
Total liabilities and stockholders' equity	$15,256,591	$15,153,655

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Interest income:
Loans and leases, including fees	$109,071	$116,349
Investment securities:
Investment securities available-for-sale	18,734	21,446
Investment securities held-to-maturity	13,021	13,402
Total investment income	31,755	34,848
Dividends from FHLB stock	379	419
Interest-earning deposits with other institutions	1,797	6,073
Total interest income	143,002	157,689
Interest expense:
Deposits	25,322	21,366
Borrowings and customer repurchase agreements	6,800	23,862
Other	436	—
Total interest expense	32,558	45,228
Net interest income before (recapture of) provision for credit losses	110,444	112,461
(Recapture of) provision for credit losses	(2,000)	—
Net interest income after (recapture of) provision for credit losses	112,444	112,461
Noninterest income:
Service charges on deposit accounts	4,908	5,036
Trust and investment services	3,411	3,224
Bankcard services	630	385
BOLI income	2,831	3,593
Gain on OREO, net	2,183	—
Other	2,266	1,875
Total noninterest income	16,229	14,113
Noninterest expense:
Salaries and employee benefits	36,477	36,401
Occupancy and equipment	5,998	5,565
Professional services	2,081	2,255
Computer software expense	4,221	3,525
Marketing and promotion	1,988	1,630
Provision for unfunded loan commitments	500	—
Amortization of intangible assets	1,155	1,438
Other	6,724	8,957
Total noninterest expense	59,144	59,771
Earnings before income taxes	69,529	66,803
Income taxes	18,425	18,204
Net earnings	$51,104	$48,599

Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period, before tax	$49,360	$(17,073)
Less: Income tax (expense) benefit related to items of other comprehensive income	(14,596)	5,357
Other comprehensive income (loss), net of tax	34,764	(11,716)
Comprehensive income (loss)	$85,868	$36,883

Basic earnings per common share	$0.37	$0.35
Diluted earnings per common share	$0.36	$0.35

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

Three Months Ended March 31, 2025 and 2024

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2025	139,690	$1,296,881	$1,201,499	$(312,064)	$2,186,316
Repurchase of common stock	(954)	(18,687)	—	—	(18,687)
Exercise of stock options	15	252	—	—	252
Shares issued pursuant to stock-based compensation plan	339	2,523	—	—	2,523
Cash dividends declared on common stock ($0.20 per share)	—	—	(27,853)	—	(27,853)
Net earnings	—	—	51,104	—	51,104
Other comprehensive income	—	—	—	34,764	34,764
Balance, March 31, 2025	139,090	$1,280,969	$1,224,750	$(277,300)	$2,228,419

Balance, January 1, 2024	139,345	$1,288,899	$1,112,642	$(323,569)	$2,077,972
Repurchase of common stock	(146)	(2,573)	—	—	(2,573)
Exercise of stock options	3	43	—	—	43
Shares issued pursuant to stock-based compensation plan	440	2,386	—	—	2,386
Cash dividends declared on common stock ($0.20 per share)	—	—	(27,886)	—	(27,886)
Net earnings	—	—	48,599	—	48,599
Other comprehensive loss	—	—	—	(11,716)	(11,716)
Balance, March 31, 2024	139,642	$1,288,755	$1,133,355	$(335,285)	$2,086,825

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities
Interest and dividends received	$148,887	$161,187
Service charges and other fees received	10,966	10,560
Interest paid	(33,242)	(23,092)
Net cash paid to vendors, employees and others	(84,709)	(71,181)
Income taxes	(24)	—
Net cash provided by operating activities	41,878	77,474
Cash Flows from Investing Activities
Net change in interest-earning balances from depository institutions	(2,971)	(4,416)
Proceeds from repayment of investment securities available-for-sale	65,507	82,060
Proceeds from maturity of investment securities available-for-sale	—	15,000
Proceeds from repayment and maturity of investment securities held-to-maturity	19,169	18,446
Purchases of investment securities held-to-maturity	(1,700)	(11,455)
Net (increase) decrease in equity investments	(1,679)	(1,599)
Net decrease in loan and lease finance receivables	173,174	132,281
Purchase of premises and equipment	(679)	(166)
Proceeds from BOLI death benefit	901	882
Proceeds from sales of other real estate owned	21,348	—
Net cash provided by investing activities	273,070	231,033
Cash Flows from Financing Activities
Net increase in other deposits	53,311	182,120
Net (decrease) increase in time deposits	(11,771)	279,159
Net (decrease) increase in other borrowings	—	(75,000)
Net increase in customer repurchase agreements	14,276	4,078
Cash dividends on common stock	(27,938)	(28,030)
Repurchase of common stock	(18,687)	(2,573)
Proceeds from exercise of stock options	252	43
Net cash provided by financing activities	9,443	359,797
Net increase in cash and cash equivalents	324,391	668,304
Cash and cash equivalents, beginning of period	204,698	281,285
Cash and cash equivalents, end of period	$529,089	$949,589

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$51,104	$48,599
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of other real estate owned	(2,045)	—
Increase in BOLI	(2,831)	(3,593)
Net amortization of premiums and discounts on investment securities	3,878	4,142
Accretion of discount for acquired loans, net	(674)	(1,042)
(Recapture of) provision for credit losses	(2,000)	—
Provision for unfunded loan commitments	500	—
Valuation allowance on other real estate owned	—	28
Stock-based compensation	2,523	2,386
Depreciation and amortization, net	4,820	3,092
Change in other assets and liabilities	(13,397)	23,862
Total adjustments	(9,226)	28,875
Net cash provided by operating activities	$41,878	$77,474

Supplemental Disclosure of Non-cash Investing Activities
Transfer of loans to other real estate owned	$495	$675

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located throughout California. As of March 31, 2025, the Bank operated 62 banking centers and three trust office locations. The Company is headquartered in the city of Ontario, California.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Reclassification — Certain amounts in the prior periods’ unaudited condensed consolidated financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as discussed below, our accounting policies are described in Note 3 – Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC (“Form 10-K”).

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses. Other significant estimates, which may be subject to change, include fair value determinations and disclosures, impairment of investments, goodwill, loans, as well as the valuation of deferred tax assets.

Business Segments — We regularly assess our strategic plans, operations, reporting structures and financial information provided to the Chief Executive Officer, our chief operating decision maker (“CODM”), to identify our reportable segments. At March 31, 2025 and since September 30, 2018, we have operated as one reportable segment. Changes to our reportable segments are expected to be infrequent.

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

The Company has determined that all of its banking divisions meet the aggregation criteria of ASU 2023-07, Segment Reporting, as its current operating model is structured whereby banking divisions serve a similar base of primarily commercial clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms, and therefore operates one line of business that is collectively reviewed by the CODM. The CODM regularly assesses performance of the aggregated single reporting segment and decides how to allocate resources based on net income calculated on the same basis as net income reported in the Company's consolidated statements of earnings and comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company's consolidated statements of earnings and comprehensive income. No additional qualitative segment disclosures are required based on this assessment.

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

	March 31, 2025
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$34,757	$46	$—	$34,803	1.37%
Mortgage-backed securities	2,398,291	1,058	(274,693)	2,124,656	83.81%
CMO/REMIC	467,263	—	(113,401)	353,862	13.96%
Municipal bonds	21,762	27	(1,470)	20,319	0.80%
Other securities	1,426	—	—	1,426	0.06%
Unallocated portfolio layer fair value basis adjustments (1)	(1,095)	1,095	—	—	0.00%
Total available-for-sale securities	$2,922,404	$2,226	$(389,564)	$2,535,066	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$510,593	$—	$(93,645)	$416,948	21.64%
Mortgage-backed securities	603,927	—	(99,271)	504,656	25.60%
CMO/REMIC	777,391	—	(159,636)	617,755	32.95%
Municipal bonds	454,075	482	(41,983)	412,574	19.25%
Other securities (2)	13,155	—	—	13,155	0.56%
Total held-to-maturity securities	$2,359,141	$482	$(394,535)	$1,965,088	100.00%

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

	Three Months Ended
	March 31,
	2025	2024
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$18,590	$21,280
Tax-advantaged	144	166
Total interest income from available-for-sale securities	18,734	21,446
Investment securities held-to-maturity:
Taxable	10,659	10,984
Tax-advantaged	2,362	2,418
Total interest income from held-to-maturity securities	13,021	13,402
Total interest income from investment securities	$31,755	$34,848

Approximately 90% of the total investment securities portfolio at March 31, 2025 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity investment securities under the CECL model was zero at March 31, 2025 and December 31, 2024.

The following table presents the Company’s available-for-sale and held-to-maturity investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$85,194	$(159)	$1,756,443	$(274,534)	$1,841,637	$(274,693)
CMO/REMIC	—	—	353,861	(113,401)	353,861	(113,401)
Municipal bonds	—	—	19,409	(1,470)	19,409	(1,470)
Total available-for-sale securities	$85,194	$(159)	$2,129,713	$(389,405)	$2,214,907	$(389,564)

Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$416,948	$(93,645)	$416,948	$(93,645)
Mortgage-backed securities	2,016	(17)	502,640	(99,254)	504,656	(99,271)
CMO/REMIC	—	—	617,755	(159,636)	617,755	(159,636)
Municipal bonds	75,606	(2,413)	298,020	(39,569)	373,626	(41,983)
Total held-to-maturity securities	$77,622	$(2,430)	$1,835,363	$(392,105)	$1,912,984	$(394,535)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$204,428	$(700)	$1,757,066	$(325,677)	$1,961,494	$(326,377)
CMO/REMIC	1	—	351,521	(120,399)	351,522	(120,399)
Municipal bonds	3,215	(155)	16,262	(1,250)	19,477	(1,405)
Total available-for-sale securities	$207,644	$(855)	$2,124,849	$(447,326)	$2,332,493	$(448,181)

Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$408,257	$(106,315)	$408,257	$(106,315)
Mortgage-backed securities	2,072	(42)	502,292	(109,978)	504,364	(110,020)
CMO/REMIC	—	—	613,937	(170,121)	613,937	(170,121)
Municipal bonds	63,668	(1,067)	286,868	(38,958)	350,536	(40,025)
Total held-to-maturity securities	$65,740	$(1,109)	$1,811,354	$(425,372)	$1,877,094	$(426,481)

At March 31, 2025 investment securities with carrying values of $2.71 billion were pledged to secure various types of deposits, including $1.14 billion of public funds, $310 million for repurchase agreements, and for other purposes as required or permitted by law. In addition, investment securities with carrying values of $1.62 billion were pledged for unused borrowing capacity.

At December 31, 2024, investment securities with carrying values of $2.79 billion were pledged to secure various types of deposits, including $1.18 billion of public funds, $315 million for repurchase agreements, and for other purposes as required or permitted by law. In addition, investment securities with carrying values of $1.63 billion were pledged for unused borrowing capacity.

The amortized cost and fair value of debt securities at March 31, 2025, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 25 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	March 31, 2025
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$42,417	$42,370	$22,354	$21,879
Due after one year through five years	145,113	132,724	47,513	46,017
Due after five years through ten years	1,894,064	1,633,571	320,024	282,325
Due after ten years	840,810	726,401	1,969,250	1,614,867
Total investment securities	$2,922,404	$2,535,066	$2,359,141	$1,965,088

The Bank is a member of the FHLB and members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors. The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through March 31, 2025.

5. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table provides a summary of total loans and lease finance receivables by type.

	March 31, 2025	December 31, 2024
	(Dollars in thousands)

Commercial real estate	$6,490,604	$6,507,452
Construction	15,706	16,082
SBA	271,844	273,013
SBA - Paycheck Protection Program (PPP)	179	774
Commercial and industrial	942,301	925,178
Dairy & livestock and agribusiness	252,532	419,904
Municipal lease finance receivables	65,203	66,114
SFR mortgage	269,493	269,172
Consumer and other loans	55,770	58,743
Total loans, at amortized cost	8,363,632	8,536,432
Less: Allowance for credit losses	(78,252)	(80,122)
Total loans and lease finance receivables, net	$8,285,380	$8,456,310

As of March 31, 2025, 81.02% of the Company’s total loan portfolio consisted of real estate loans, with commercial real estate loans representing 77.6% of total loans. The Company’s real estate loans and construction loans are secured by real properties primarily located in California. As of March 31, 2025, $437.3 million, or 6.70% of the total commercial real estate loans included loans secured by farmland, compared to $449.8 million, or 6.91%, at December 31, 2024. The loans secured by farmland included $103.6 million for loans secured by dairy & livestock land and $333.7 million secured by agricultural land at March 31, 2025, compared to $109.1 million for loans secured by dairy & livestock land and $340.7 million for loans secured by agricultural land at December 31, 2024. As of March 31, 2025, dairy & livestock and agribusiness loans of $252.5 million were comprised of $217.4 million for dairy & livestock loans and $35.1 million for agribusiness loans, compared to $419.9 million were comprised of $385.3 million for dairy & livestock loans and $34.6 million of agribusiness loans at December 31, 2024.

At March 31, 2025 and December 31, 2024, loans were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank totaling $4.36 billion and $4.44 billion, respectively.

There were no outstanding loans held-for-sale as of March 31, 2025 and December 31, 2024.

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

The following table summarizes loans by type and origination year, according to our internal risk ratings as of the dates presented.

	Origination Year						Revolving loans amortized	Revolving loans converted to
March 31, 2025	2025	2024	2023	2022	2021	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$118,405	$298,954	$402,954	$1,199,575	$1,047,396	$2,900,403	$195,573	$36,343	$6,199,603
Special Mention	—	9,633	7,534	41,993	21,203	127,980	4,826	6,778	219,947
Substandard	1,174	1,174	680	6,731	8,978	46,534	5,783	—	71,054
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$119,579	$309,761	$411,168	$1,248,299	$1,077,577	$3,074,917	$206,182	$43,121	$6,490,604
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction loans:
Risk Rating:
Pass	$—	$7,020	$319	$8,367	$—	$—	$—	$—	$15,706
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$—	$7,020	$319	$8,367	$—	$—	$—	$—	$15,706
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$6,795	$29,325	$15,905	$46,045	$46,482	$111,111	$—	$—	$255,663
Special Mention	—	3,365	—	—	1,328	6,293	—	—	10,986
Substandard	—	—	—	1,570	—	3,625	—	—	5,195
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$6,795	$32,690	$15,905	$47,615	$47,810	$121,029	$—	$—	$271,844
Current YTD Period: Gross charge-offs	$19	$—	$—	$—	$—	$—	$—	$—	$19

SBA - PPP loans:
Risk Rating:
Pass	$—	$—	$—	$—	$133	$46	$—	$—	$179
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$—	$—	$—	$133	$46	$—	$—	$179
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans:
Risk Rating:
Pass	$34,204	$95,519	$109,970	$104,308	$62,801	$177,705	$314,411	$5,974	$904,892
Special Mention	—	776	2,297	1,724	1,478	3,965	12,604	5,284	28,128
Substandard	—	—	3,074	469	241	—	1,747	3,750	9,281
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$34,204	$96,295	$115,341	$106,501	$64,520	$181,670	$328,762	$15,008	$942,301
Current YTD Period: Gross charge-offs	$21	$—	$—	$—	$—	$—	$—	$—	$21

	Origination Year						Revolving loans amortized	Revolving loans converted to
March 31, 2025	2025	2024	2023	2022	2021	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$—	$729	$—	$—	$597	$893	$204,881	$6	$207,106
Special Mention	—	—	—	—	—	—	36,674	1,367	38,041
Substandard	—	—	—	—	—	60	6,525	800	7,385
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$—	$729	$—	$—	$597	$953	$248,080	$2,173	$252,532
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$—	$2,799	$—	$5,095	$24,714	$32,496	$—	$—	$65,104
Special Mention	—	—	—	—	—	99	—	—	99
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$—	$2,799	$—	$5,095	$24,714	$32,595	$—	$—	$65,203
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$5,894	$18,617	$19,979	$59,518	$40,891	$122,071	$—	$—	$266,970
Special Mention	—	—	—	—	—	1,290	—	276	1,566
Substandard	—	—	—	—	—	957	—	—	957
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$5,894	$18,617	$19,979	$59,518	$40,891	$124,318	$—	$276	$269,493
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$753	$4,941	$2,747	$907	$1,591	$611	$40,863	$2,953	$55,366
Special Mention	—	—	—	—	103	—	4	—	107
Substandard	—	—	—	—	—	—	—	297	297
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$753	$4,941	$2,747	$907	$1,694	$611	$40,867	$3,250	$55,770
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Loans, at amortized cost:
Risk Rating:
Pass	$166,051	$457,904	$551,874	$1,423,815	$1,224,605	$3,345,336	$755,728	$45,276	$7,970,589
Special Mention	—	13,774	9,831	43,717	24,112	139,627	54,108	13,705	298,874
Substandard	1,174	1,174	3,754	8,770	9,219	51,176	14,055	4,847	94,169
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$167,225	$472,852	$565,459	$1,476,302	$1,257,936	$3,536,139	$823,891	$63,828	$8,363,632
Current YTD Period: Total gross charge-offs	$40	$—	$—	$—	$—	$—	$—	$—	$40

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$307,984	$419,547	$1,216,126	$1,066,694	$828,493	$2,170,119	$197,991	$37,704	$6,244,658
Special Mention	1,075	4,910	36,505	21,478	17,056	104,201	3,937	1,287	190,449
Substandard	1,176	244	6,775	9,057	15,138	34,259	5,696	—	72,345
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$310,235	$424,701	$1,259,406	$1,097,229	$860,687	$2,308,579	$207,624	$38,991	$6,507,452
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$2,258	$—	$—	$2,258

Construction loans:
Risk Rating:
Pass	$7,717	$315	$8,050	$—	$—	$—	$—	$—	$16,082
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$7,717	$315	$8,050	$—	$—	$—	$—	$—	$16,082
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$33,531	$16,064	$46,393	$47,810	$23,733	$92,012	$—	$—	$259,543
Special Mention	—	—	—	1,337	4,716	1,830	—	—	7,883
Substandard	—	—	1,581	—	—	4,006	—	—	5,587
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$33,531	$16,064	$47,974	$49,147	$28,449	$97,848	$—	$—	$273,013
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$165	$—	$—	$165

SBA - PPP loans:
Risk Rating:
Pass	$—	$—	$—	$254	$520	$—	$—	$—	$774
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$—	$—	$254	$520	$—	$—	$—	$774
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans:
Risk Rating:
Pass	$100,465	$100,242	$111,982	$67,706	$69,084	$118,069	$318,147	$6,213	$891,908
Special Mention	819	2,213	1,026	2,169	421	4,175	8,136	4,830	23,789
Substandard	—	3,029	523	11	—	—	1,997	3,921	9,481
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$101,284	$105,484	$113,531	$69,886	$69,505	$122,244	$328,280	$14,964	$925,178
Current YTD Period: Gross charge-offs	$—	$—	$300	$—	$—	$1,186	$—	$495	$1,981

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$812	$—	$—	$596	$786	$141	$327,850	$13	$330,198
Special Mention	2,901	—	—	—	—	—	84,295	1,650	88,846
Substandard	—	—	—	—	—	60	—	800	860
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$3,713	$—	$—	$596	$786	$201	$412,145	$2,463	$419,904
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$2,540	$—	$5,111	$24,715	$5,140	$28,510	$—	$—	$66,016
Special Mention	—	—	—	—	—	98	—	—	98
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$2,540	$—	$5,111	$24,715	$5,140	$28,608	$—	$—	$66,114
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$20,261	$21,055	$59,763	$41,156	$38,730	$85,637	$—	$—	$266,602
Special Mention	—	—	—	—	896	411	—	284	1,591
Substandard	—	—	—	—	—	979	—	—	979
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$20,261	$21,055	$59,763	$41,156	$39,626	$87,027	$—	$284	$269,172
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$7,242	$3,043	$1,521	$1,850	$142	$624	$42,035	$1,855	$58,312
Special Mention	—	—	—	130	—	—	4	—	134
Substandard	—	—	—	—	—	—	—	297	297
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$7,242	$3,043	$1,521	$1,980	$142	$624	$42,039	$2,152	$58,743
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$1	$3	$4

Total Loans, at amortized cost:
Risk Rating:
Pass	$480,552	$560,266	$1,448,946	$1,250,781	$966,628	$2,495,112	$886,023	$45,785	$8,134,093
Special Mention	4,795	7,123	37,531	25,114	23,089	110,715	96,372	8,051	312,790
Substandard	1,176	3,273	8,879	9,068	15,138	39,304	7,693	5,018	89,549
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$486,523	$570,662	$1,495,356	$1,284,963	$1,004,855	$2,645,131	$990,088	$58,854	$8,536,432
Current YTD Period: Gross charge-offs	$—	$—	$300	$—	$—	$3,609	$1	$498	$4,408

Allowance for Credit Losses ("ACL")

The Company's allowance models calculate reserves over the average life of the loan, which includes the remaining time to maturity, adjusted for estimated prepayments applied as an adjustment to our commercial real estate and commercial and industrial loans. Our allowance for credit losses is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. A substantial portion of the ACL relates to loans within the Commercial Real Estate and Commercial and Industrial methodologies, each evaluated on a collective basis. Our ACL amounts are largely driven by portfolio characteristics, including loss history, internal risk grading, various risk attributes, and the economic outlook for certain macroeconomic variables. Risk attributes for commercial real estate loans include Original Loan to Value ratios ("OLTV"), origination year, loan seasoning, and macroeconomic variables that include Real GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans. The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans. The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the amortized cost basis of the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes. The Company’s ACL estimate incorporates a reasonable and supportable forecast of various macroeconomic variables over the remaining average life of our loans. This forecast incorporates an assumption that each macroeconomic variable will revert to a long-term expectation, starting in years two through three, of the reasonable and supportable forecast period, with the reversion largely completed within the first five years of the forecast. The economic forecast is based on probability weighted scenarios to address macroeconomic uncertainty. Our methodology for assessing the appropriateness of the allowance is reviewed on a regular basis and considers overall risks in the Bank’s loan portfolio. Refer to Note 3 – Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed discussion concerning the allowance for credit losses.

The ACL totaled $78.3 million at March 31, 2025, compared to $80.1 million at December 31, 2024. The $1.9 million decrease in the ACL from December 31, 2024 to March 31, 2025 is comprised of $130,000 in net recoveries and $2 million recapture of provision for credit losses. At March 31, 2025, the ACL as a percentage of total loans and leases, at amortized cost, was 0.94%. This compares to 0.94% at December 31, 2024. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast, as well as downside forecasts. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with both upside and downside risks weighted among multiple forecasts. As of March 31, 2025, the resulting economic forecast has Real GDP growing at a slower rate for the remainder of 2025 and only reaching a 2% growth rate in the second half of 2026. Commercial real estate values are forecasted to continue their decline through the first half of 2026. Unemployment is forecasted to rise in 2025 and reach 5% by the beginning of 2026 and stay elevated through 2028.

Management believes that the ACL was appropriate at March 31, 2025 and December 31, 2024. Due to inflationary pressures, high interest rates, lower commercial real estate values, international tariffs, and other geopolitical events, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Three Months Ended March 31, 2025
	Ending Balance December 31, 2024	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance March 31, 2025
	(Dollars in thousands)
Commercial real estate	$66,237	$—	$—	$(935)	$65,302
Construction	312	—	6	(80)	238
SBA	2,629	(19)	22	(24)	2,608
Commercial and industrial	6,093	(21)	142	(96)	6,118
Dairy & livestock and agribusiness	3,610	—	—	(786)	2,824
Municipal lease finance receivables	205	—	—	5	210
SFR mortgage	424	—	—	3	427
Consumer and other loans	612	—	—	(87)	525
Total allowance for credit losses	$80,122	$(40)	$170	$(2,000)	$78,252

	Three Months Ended March 31, 2024
	Ending Balance December 31, 2023	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance March 31, 2024
	(Dollars in thousands)
Commercial real estate	$69,466	$(2,258)	$—	$2,237	$69,445
Construction	1,277	—	3	16	1,296
SBA	2,679	(90)	63	(121)	2,531
Commercial and industrial	9,116	(1,917)	176	(2,316)	5,059
Dairy & livestock and agribusiness	3,098	—	—	154	3,252
Municipal lease finance receivables	210	—	—	(16)	194
SFR mortgage	535	—	—	(52)	483
Consumer and other loans	461	(2)	—	98	557
Total allowance for credit losses	$86,842	$(4,267)	$242	$—	$82,817

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the allowance for credit losses, are conducted on an ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated credit losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2024, for additional discussion concerning the Bank’s policy for past due and nonperforming loans.

The following table presents the recorded investment in, and the aging of, past due loans (including nonaccrual loans), by type of loans as of the dates presented.

	March 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$—	$—	$—	$—	$2,308,238	$2,308,238
Non-owner occupied	—	—	23,707	23,707	4,158,659	4,182,366
Construction
Speculative (1)	—	—	—	—	8,439	8,439
Non-speculative	—	—	—	—	7,267	7,267
SBA	718	—	253	971	270,873	271,844
SBA - PPP	—	—	—	—	179	179
Commercial and industrial	—	—	1	1	942,300	942,301
Dairy & livestock and agribusiness	—	—	60	60	252,472	252,532
Municipal lease finance receivables	—	—	—	—	65,203	65,203
SFR mortgage	—	—	—	—	269,493	269,493
Consumer and other loans	—	—	—	—	55,770	55,770
Total loans at amortized cost	$718	$—	$24,021	$24,739	$8,338,893	$8,363,632

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$—	$—	$196	$196	$2,329,380	$2,329,576
Non-owner occupied	—	—	24,430	24,430	4,153,446	4,177,876
Construction
Speculative (1)	—	—	—	—	8,091	8,091
Non-speculative	—	—	—	—	7,991	7,991
SBA	—	190	1,427	1,617	271,396	273,013
SBA - PPP	—	—	—	—	774	774
Commercial and industrial	399	—	140	539	924,639	925,178
Dairy & livestock and agribusiness	—	—	60	60	419,844	419,904
Municipal lease finance receivables	—	—	—	—	66,114	66,114
SFR mortgage	—	—	—	—	269,172	269,172
Consumer and other loans	—	—	—	—	58,743	58,743
Total loans at amortized cost	$399	$190	$26,253	$26,842	$8,509,590	$8,536,432

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

Amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance are presented as of March 31, 2025 and December 31, 2024 by type of loan.

	March 31, 2025
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1) (3)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$23,707	$672	$—
Non-owner occupied	—	23,707	—
Construction
Speculative (2)	—	—	—
Non-speculative	—	—	—
SBA	940	1,024	—
SBA - PPP	—	—	—
Commercial and industrial	173	173	—
Dairy & livestock and agribusiness	60	60	—
Municipal lease finance receivables	—	—	—
SFR mortgage	—	—	—
Consumer and other loans	—	—	—
Total loans at amortized cost	$24,880	$25,636	$—

(1)
As of March 31, 2025, $1.6 million of nonaccruing loans were current and $24.0 million were 90+ days past due.
(2)
Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)
Excludes $55,000 of guaranteed portion of nonaccrual SBA loans that are in process of collection.

	December 31, 2024
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$1,436	$1,436	$—
Non-owner occupied	24,430	24,430	—
Construction
Speculative (2)	—	—	—
Non-speculative	—	—	—
SBA	1,146	1,529	—
SBA - PPP	—	—	—
Commercial and industrial	201	340	—
Dairy & livestock and agribusiness	60	60	—
Municipal lease finance receivables	—	—	—
SFR mortgage	—	—	—
Consumer and other loans	—	—	—
Total loans at amortized cost	$27,273	$27,795	$—

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

	March 31, 2025			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$24,378	$—	$—	3
Construction	—	—	—	—
SBA	1,024	—	—	4
SBA - PPP	—	—	—	—
Commercial and industrial	—	172	—	1
Dairy & livestock and agribusiness	60	—	—	1
Municipal lease finance receivables	—	—	—	—
SFR mortgage	—	—	—	—
Consumer and other loans	—	—	—	—
Total collateral-dependent loans	$25,462	$172	$—	9

	December 31, 2024			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$25,866	$—	$—	6
Construction	—	—	—	—
SBA	1,529	—	—	5
SBA - PPP	—	—	—	—
Commercial and industrial	11	327	—	3
Dairy & livestock and agribusiness	60	—	—	1
Municipal lease finance receivables	—	—	—	—
SFR mortgage	—	—	—	—
Consumer and other loans	—	—	—	—
Total collateral-dependent loans	$27,466	$327	$—	15

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. The Bank's ACL methodology produced an allowance of $6.8 million for the off-balance sheet credit exposures as of March 31, 2025. There was a $500,000 provision for unfunded loan commitments for the three months ended March 31, 2025, and no provision for the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, the balance in this reserve was $6.8 million and $6.3 million, respectively, and was included in other liabilities.

Modifications of Loans to Borrowers Experiencing Financial Difficulty

There were three loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2025 with an amortized cost totaling $6.2 million as of March 31, 2025, including two commercial real estate loans totaling $6.0 million and one dairy & livestock and agribusiness loan of $225,000.

The tables below reflect the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified as of March 31, 2025 and March 31, 2024, and the financial effect of those modifications.

	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
March 31, 2025
Term Extension
Commercial real estate loans	$7,516	0.09%	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	2,728	0.03%	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	1,025	0.01%	Added a weighted-average 1.6 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Total	$11,269

Term Extension and Interest Rate Reduction
Commercial real estate loans	680	0.01%	Added a weighted-average 1.4 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10.00% to 7.25%.
Total	680
Total Modified	$11,949

	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
March 31, 2024
Term Extension
Commercial real estate loans	$2,466	0.03%	Added a weighted-average 1.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	1,644	0.02%	Added a weighted-average 0.7 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	5,727	0.07%	Added a weighted-average 0.6 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Total	$9,837

Term Extension and Interest Rate Reduction
Commercial real estate loans	$686	0.01%	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10% to 7.25%.
Commercial and industrial	242	0.00%	Added a weighted-average 2.0 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 8.75% to 7.75%.
Total	928
Total Modified	$10,765

As of March 31, 2025, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first quarter of 2025 that subsequently defaulted. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty as of March 31, 2025.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$8,196	$—	$—
Commercial and industrial	2,728	—	—
Dairy & livestock and agribusiness	1,025	—	—
Total	$11,949	$—	$—

6. BORROWINGS

Customer Repurchase Agreements

The Bank offers a repurchase agreement product to its customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of March 31, 2025, total funds borrowed under these agreements were $276.2 million with a weighted average interest rate of 1.24%, compared to $261.9 million with a weighted average interest rate of 0.72% at December 31, 2024.

Federal Home Loan Bank Advances and Other Borrowings

As of March 31, 2025, total borrowings were $500 million and consisted of advances from the FHLB, at an average rate of 4.6%. The FHLB advances include $300 million, at a fixed rate of 4.73%, maturing in May 2026, and $200 million, at a fixed rate of 4.27%, maturing in May 2027.

At March 31, 2025, $4.36 billion of loans and $4.69 billion of investment securities, at carrying value, were pledged to secure FHLB advances, public deposits, repurchase agreements, borrowing lines, and for other purposes as required or permitted by law.

7. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three months ended March 31, 2025 and March 31, 2024, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 717,000 and 1,021,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$51,104	$48,599
Less: Net earnings allocated to restricted stock	334	324
Net earnings allocated to common shareholders	$50,770	$48,275
Weighted average shares outstanding	138,974	138,429
Basic earnings per common share	$0.37	$0.35

Diluted earnings per common share:
Net income allocated to common shareholders	$50,770	$48,275
Weighted average shares outstanding	138,974	138,429
Incremental shares from assumed exercise of outstanding options	320	174
Diluted weighted average shares outstanding	139,294	138,603
Diluted earnings per common share	$0.36	$0.35

8. FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The valuation methodologies for financial assets and liabilities measured at fair value on a recurring and non-recurring basis are described in Note 17 — Fair Value Information, included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of the dates presented.

	Carrying Value at March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$34,803	$—	$34,803	$—
Mortgage-backed securities	2,124,656	—	2,124,656	—
CMO/REMIC	353,862	—	353,862	—
Municipal bonds	20,319	—	20,319	—
Other securities	1,426	—	1,426	—
Total investment securities - AFS	2,535,066	—	2,535,066	—
Derivatives not designated as hedging instruments:
Interest rate swaps	78	—	78	—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—
Cash flow hedges: interest rate swaps	—	—	—	—
Total assets	$2,535,144	$—	$2,535,144	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$78	$—	$78	$—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	1,095	—	1,095	—
Cash flow hedges: interest rate swaps	2,257	—	2,257	—
Total liabilities	$3,430	$—	$3,430	$—

	Carrying Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$34,255	$—	$34,255	$—
Mortgage-backed securities	2,134,534	—	2,134,534	—
CMO/REMIC	351,522	—	351,522	—
Municipal bonds	20,377	—	20,377	—
Other securities	1,427	—	1,427	—
Total investment securities - AFS	2,542,115	—	2,542,115	—
Derivatives not designated as hedging instruments:
Interest rate swaps	30	—	30	—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	7,222	—	7,222	—
Cash flow hedges: interest rate swaps	—	—	—	—
Total assets	$2,549,367	$—	$2,549,367	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$30	$—	$30	$—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—
Cash flow hedges: interest rate swaps	517	—	517	—
Total liabilities	$547	$—	$547	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at March 31, 2025 and December 31, 2024, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying Value at March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Three Months Ended March 31, 2025
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$32,575	$—	$—	$32,575	$8
Construction	—	—	—	—	—
SBA	1,079	—	—	1,079	19
SBA - PPP	—	—	—	—	—
Commercial and industrial	2,901	—	—	2,901	6
Dairy & livestock and agribusiness	1,085	—	—	1,085	1
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Other real estate owned	495	—	—	495	—
Total assets	$38,135	$—	$—	$38,135	$34

	Carrying Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2024
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$28,728	$—	$—	$28,728	$11
Construction	—	—	—	—	—
SBA	1,532	—	—	1,532	49
SBA - PPP	—	—	—	—	—
Commercial and industrial	3,144	—	—	3,144	220
Dairy & livestock and agribusiness	860	—	—	860	9
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Other real estate owned	10,429	—	—	10,429	2,296
Total assets	$44,693	$—	$—	$44,693	$2,585

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of March 31, 2025 and December 31, 2024, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	March 31, 2025
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$529,089	$529,089	$—	$—	$529,089
Interest-earning balances due from depository institutions	3,451	—	3,451	—	3,451
Investment securities available-for-sale	2,535,066	—	2,535,066	—	2,535,066
Investment securities held-to-maturity	2,359,141	—	1,965,088	—	1,965,088
Total loans, net of allowance for credit losses	8,285,380	—	—	8,009,031	8,009,031
Derivatives not designated as hedging instruments:
Interest rate swaps	78	—	78	—	78
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—	—
Cash flow hedges: interest rate swaps	—	—	—	—	—
Liabilities
Deposits:
Interest-bearing	$4,805,654	$—	$4,802,342	$—	$4,802,342
Borrowings	776,163	—	746,328	—	746,328
Derivatives not designated as hedging instruments:
Interest rate swaps	78	—	78	—	78
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	1,095	—	1,095	—	1,095
Cash flow hedges: interest rate swaps	2,257	—	2,257	—	2,257

	December 31, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$204,698	$204,698	$—	$—	$204,698
Interest-earning balances due from depository institutions	480	—	480	—	480
Investment securities available-for-sale	2,542,115	—	2,542,115	—	2,542,115
Investment securities held-to-maturity	2,379,668	—	1,954,345	—	1,954,345
Total loans, net of allowance for credit losses	8,456,310	—	—	8,149,801	8,149,801
Derivatives not designated as hedging instruments:
Interest rate swaps	30	—	30	—	30
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	7,222	—	7,222	—	7,222
Cash flow hedges: interest rate swaps	—	—	—	—	—
Liabilities
Deposits:
Interest-bearing	$4,911,285	$—	$4,908,070	$—	$4,908,070
Borrowings	761,887	—	716,566	—	716,566
Derivatives not designated as hedging instruments:
Interest rate swaps	30	—	30	—	30
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—	—
Cash flow hedges: interest rate swaps	517	—	517	—	517

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2025 and December 31, 2024. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

9. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Not Designated as Hedging Instruments

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of March 31, 2025, the Bank has entered into 109 interest-rate swap agreements with customers with a notional amount totaling $359.3 million. The Bank then entered into identical offsetting swaps with counterparties. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with original maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. In December 2024, we terminated one of these swaps which had a notional value of $300 million, a maturity date of June 2027, and paid a fixed rate of 3.95%. The remaining $700 million notional pay-fixed interest rate swaps had a fair value which totaled $1.1 million and was reflected as a liability at March 31, 2025.

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

Balance Sheet Classification of Derivative Financial Instruments

As of March 31, 2025 and December 31, 2024, the notional amount, the location of the asset and liability, and their respective fair values, are summarized in the tables below.

	March 31, 2025
	Asset Derivatives			Liability Derivatives
	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$359,311	Other assets	$78	$359,311	Other liabilities	$78
Total derivatives			$78			$78

Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$700,000	Other assets	$—	$—	Other liabilities	$1,095
Cash flow hedges: interest rate swaps	—	Other assets	—	300,000	Other liabilities	2,257
Total			$—			$3,352

	December 31, 2024
	Asset Derivatives			Liability Derivatives
	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$363,440	Other assets	$30	$363,440	Other liabilities	$30
Total derivatives			$30			$30
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$700,000	Other assets	$7,222	$—	Other liabilities	$—
Cash flow hedges: interest rate swaps	—	Other assets	—	300,000	Other liabilities	517
Total			$7,222			$517

The Effect of Derivative Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statements of earnings for the periods presented.

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
Three Months Ended March 31,
		2025	2024
(Dollars in thousands)
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps	Other income	$—	$—
Total		$—	$—

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gains (Losses) Recognized in Interest Income on Derivative Instruments		OCI Impact on Derivatives-Gains (Losses) recorded in OCI
		Three Months Ended March 31,		Three Months Ended March 31,
		2025	2024	2025	2024
		(Dollars in thousands)		(Dollars in thousands)
Derivatives Designated as Hedging Instruments:
Fair value hedges: interest rate swaps	Interest income	$1,052	$3,687	$(781)	$12,869
Cash flow hedges: interest rate swaps	Interest expense	168	178	(1,590)	556
Total		$1,220	$3,865	$(2,371)	$13,425

10. OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	Three Months Ended March 31,
	2025			2024
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$59,279	$(17,525)	$41,754	$(35,856)	$10,600	$(25,256)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	138	(41)	97	163	(48)	115
Derivatives designated as hedging instruments:
Fair value hedges:
Net change in fair value recorded in accumulated OCI	(8,317)	2,456	(5,861)	17,831	(4,962)	12,869
Cash flow hedges:
Net change in fair value recorded in accumulated OCI	(1,740)	514	(1,226)	789	(233)	556
Net change	$49,360	$(14,596)	$34,764	$(17,073)	$5,357	$(11,716)

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

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with original maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. In December 2024, we terminated one of these swaps which had a notional value of $300 million, a maturity date of June 2027, and paid a fixed rate of 3.95%. The remaining $700 million notional pay-fixed interest rate swaps had a fair value which totaled $1.1 million and were reflected as a liability on March 31, 2025.

During the first quarter of 2024, cash flow hedging transactions were executed in which $300 million notional pay-fixed interest rate swaps were consummated with maturities of three years, wherein the Company pays a weighted average fixed rate of approximately 4.2% and receives daily SOFR. The fair value of these instruments totaled $2.3 million and were reflected as a liability on March 31, 2025.

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
	(Dollars in thousands)
March 31, 2025
Financial assets:
Derivatives not designated as hedging instruments:
Interest rate swaps	$35,382	$(35,304)	$78	$35,843	$(35,850)	$71
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—	3,318	3,318
Cash flow hedges: interest rate swaps	—	—	—	—	—	—
Total	$35,382	$(35,304)	$78	$35,843	$(32,532)	$3,389

Financial liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps	$78	$—	$78	$—	$110	$188
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	1,095	—	1,095	—	—	1,095
Cash flow hedges: interest rate swaps	2,257	—	2,257	—	—	2,257
Repurchase agreements	276,164	—	276,164	—	(310,246)	(34,082)
Total	$279,594	$—	$279,594	$—	$(310,136)	$(30,542)

December 31, 2024
Financial assets:
Derivatives not designated as hedging instruments:
Interest rate swaps	$41,933	$(41,903)	$30	$42,538	$(42,390)	$178
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	7,222	—	7,222	—	(6,899)	323
Cash flow hedges: interest rate swaps	—	—	—	—	—	—
Total	$49,155	$(41,903)	$7,252	$42,538	$(49,289)	$501

Financial liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps	$30	$—	$30	$—	$—	$30
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—	—	—
Cash flow hedges: interest rate swaps	517	—	517	—	—	517
Repurchase agreements	261,887	—	261,887	—	(306,401)	(44,514)
Total	$262,434	$—	$262,434	$—	$(306,401)	$(43,967)

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

While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$45,174	$47,117
Total lease liabilities	47,834	49,617

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$2,541	$1,845
Sublease income	—	—
Total lease expense	$2,541	$1,845

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$2,270	$1,864

	March 31, 2025	December 31, 2024
Lease Term and Discount Rate
Weighted average remaining lease term (years)	9.97	9.99
Weighted average discount rate	6.01%	5.95%

The Company’s lease arrangements that have not yet commenced as of March 31, 2025 and the Company’s short-term lease costs and variable lease costs, for the three months ended March 31, 2025 and 2024 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2025, excluding property taxes and insurance, are as follows:

March 31, 2025
(Dollars in thousands)
Year:
2025 (excluding the three months ended March 31, 2025)	$7,622
2026	9,114
2027	7,693
2028	5,900
2029	4,172
2030	3,518
Thereafter	29,151
Total future lease payments	67,172
Less: Imputed interest	(19,337)
Present value of lease liabilities	$47,834

13. REVENUE RECOGNITION

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$4,908	$5,036
Trust and investment services	3,411	3,224
Bankcard services	630	385
Gain on OREO, net	2,183	—
Other	2,266	1,875
Noninterest Income (in-scope of Topic 606)	13,398	10,520
Noninterest Income (out-of-scope of Topic 606)	2,831	3,593
Total noninterest income	$16,229	$14,113

Refer to Note 3 – Summary of Significant Accounting Policies and Note 22 – Revenue Recognition, included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed discussion about noninterest revenue streams that are in-scope of Topic 606.

14. INCOME TAXES

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

The following table presents the balances of the Company's tax credit investments and related unfunded commitments at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Tax credit investments	$79,424	$57,264
Unfunded commitments - tax credit investments	$71,797	$45,809

The following table presents other information related to the Company's tax credit investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Tax credits and other tax benefits recognized	$37,725	$21,257
Tax credit amortization expense included in provision for income taxes	$33,451	$17,421

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we,” “our” or the “Company”) and its wholly owned bank subsidiary, Citizens Business Bank (the “Bank” or “CBB”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 and the unaudited condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

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
•
Business Combinations
•
Valuation and Recoverability of Goodwill

Our significant accounting policies are described in greater detail in our 2024 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2024, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recently Issued Accounting Pronouncements but Not Adopted as of March 31, 2025

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

		December 31, 2025	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses Issued November 2024

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40 Disaggregation of Income Statement Expenses. This ASU requires disaggregated disclosure of income statement expenses for public business entities. This ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures in tabular format within the footnotes to the financial statements. The prescribed categories include employee compensation, depreciation, and intangible asset amortization. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning in 2028. This ASU is to be applied on a prospective basis, though early adoption and retrospective application are permitted.

		December 31, 2027	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date Issued January 2025

On January 06, 2025, the FASB issued ASU 2025-01, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual periods after December 15, 2026, and interim periods in fiscal years beginning after December 15, 2027.

See ASU 2024-03

OVERVIEW

For the first quarter of 2025, we reported net earnings of $51.1 million, compared with $50.9 million for the fourth quarter of 2024 and $48.6 million for the first quarter of 2024. Diluted earnings per share were $0.36 for the first quarter, and prior quarter and $0.35 for the same period last year. Net income of $51.1 million for the first quarter of 2025 produced an annualized return on average equity (“ROAE”) of 9.31%, an annualized return on average tangible common equity (“ROATCE”) of 14.51%, and an annualized return on average assets (“ROAA”) of 1.37%. Our net interest margin, tax equivalent (“NIM”), was 3.31% for the first quarter of 2025, while our efficiency ratio was 46.69%.

Net interest income was $110.4 million for the first quarter of 2025 consistent with the fourth quarter of 2024, and a $2.0 million, or 1.79%, decrease from the first quarter of 2024. Our net interest margin increased by 21 basis points compared to the first quarter of 2024, primarily driven by lower cost of funds as a result of balance sheet deleveraging that occurred in the second half of 2024. This balance sheet deleveraging impacted average earning assets, which declined from the first quarter of 2024 by $1.1 billion. Interest expense from borrowings decreased by approximately $17.1 million compared to the first quarter of 2024, as average borrowings declined by $1.5 billion.

Noninterest income was $16.2 million for the first quarter of 2025, compared with $13.1 million for the fourth quarter of 2024 and $14.1 million for the first quarter of 2024. During the first quarter of 2025, the Bank sold four OREO properties resulting in a net gain of $2.2 million.

Noninterest expense for the first quarter of 2025 was $59.1 million, compared to $58.5 million for the fourth quarter of 2024 and $59.8 million for the first quarter of 2024. The quarter-over-quarter increase includes a $500 thousand provision for unfunded commitments in the first quarter of 2025. The decrease of $627,000 compared to first quarter of 2024 is inclusive of lower regulatory assessment expense, as the first quarter of 2024 included an additional accrual of $2.3 million for the FDIC special assessment associated with the bank failures in 2023.

At March 31, 2025, total assets of $15.26 billion increased by $102.9 million, or 0.68%, from total assets of $15.15 billion at December 31, 2024. Interest-earning assets of $13.62 billion at March 31, 2025, increased by $92.9 million, or 0.69%, when compared with $13.53 billion at December 31, 2024. The increase in interest-earning assets was primarily due to a $290.3 million increase in interest-earning balances due from the Federal Reserve, offset by a $27.6 million decrease in investment securities, and a $172.8 million decrease in total loans.

Total investment securities were $4.9 billion at March 31, 2025, a decrease of $27.6 million, or 0.56%, from $4.92 billion at December 31, 2024. At March 31, 2025, investment securities held-to-maturity (“HTM”) totaled $2.36 billion, a decrease of $20.5 million, or 0.86%, from December 31, 2024. At March 31, 2025, investment securities available-for-sale (“AFS”) totaled $2.54 billion, inclusive of a pre-tax net unrealized loss of $338.4 million. AFS securities decreased by $7.0 million, or 0.28%, from $2.54 billion at December 31, 2024. Pre-tax unrealized loss decreased by $58.9 million from December 31, 2024. Our tax equivalent yield on investments was 2.63% for the quarter ended March 31, 2025, compared to 2.58% for the fourth quarter of 2024 and 2.64% for the first quarter of 2024.

Total loans and leases, at amortized cost, of $8.36 billion at March 31, 2025, decreased by $172.8 million, or 2.02%, from December 31, 2024. The quarter-over-quarter decline in loans included decreases of $16.8 million in commercial real estate loans, $167.8 million in dairy & livestock loans, offset by an increase of $17.1 million in commercial and industrial loans. The decline in dairy and livestock loans primarily relates to the seasonal peak in line utilization at the end of every calendar year, demonstrated by a decline in utilization from 81% at the end of 2024 to 64% at March 31, 2025. Our yield on loans was 5.22% for the quarter ended March 31, 2025, compared to 5.15% for the fourth quarter of 2024 and 5.30% for the first quarter of 2024.

The allowance for credit losses totaled $78.3 million at March 31, 2025, compared to $80.1 million at December 31, 2024. There was $2.0 million recapture of credit losses in the first quarter of 2025. The decline in the allowance was due primarily to improved credit ratings for dairy and livestock loans. The allowance for credit losses as a percentage of total loans was .94% at both March 31, 2025 and December 31, 2024.

Noninterest-bearing deposits were $7.18 billion at March 31, 2025, an increase of $147.1 million, or 2.09%, when compared to $7.04 billion at December 31, 2024 . At March 31, 2025, noninterest-bearing deposits were 59.92% of total deposits, compared to 58.90% at December 31, 2024.

Interest-bearing deposits were $4.81 billion at March 31, 2025, a decrease of $105.6 million, or 2.15%, when compared to $4.91 billion at December 31, 2024. Customer repurchase agreements totaled $276.2 million at March 31, 2025, compared to $261.9 million at December 31, 2024. Our average cost of total deposits including customer repurchase agreements was 0.87% for the first quarter of 2025, compared to 0.97% for the fourth quarter of 2024 and 0.73% for the first quarter of 2024.

At March 31, 2025, total borrowings, consisted of $500.0 million of FHLB advances, at a weighted average cost of approximately 4.6%. The FHLB advances include maturities of $300 million in May 2026 and $200 million in May 2027.

The Company’s total equity was $2.23 billion at March 31, 2025. This represented an overall increase of $42.1 million from total equity of $2.19 billion at December 31, 2024. Increases to equity included $51.1 million in net earnings and a $34.8 million increase in other comprehensive income, that were partially offset by $27.9 million in cash dividends. During the first quarter of 2025, we repurchased 782,063 shares at an average price of $19.55, totaling $15.3 million. We engaged in no stock repurchases during the first quarter of 2024 other than the shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards. Our tangible book value per share at March 31, 2025 was $10.45.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of March 31, 2025, the Company’s Tier 1 leverage capital ratio was 11.81%, common equity Tier 1 ratio was 16.52%, Tier 1 risk-based capital ratio was 16.52%, and total risk-based capital ratio was 17.33%. Refer to our Analysis of Financial Condition – Capital Resources.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended
	March 31,		Variance
	2025	2024	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$110,444	$112,461	$(2,017)	-1.79%
Recapture of (provision for) credit losses	2,000	—	2,000	100.00%
Noninterest income	16,229	14,113	2,116	14.99%
Noninterest expense	(59,144)	(59,771)	627	1.05%
Income taxes	(18,425)	(18,204)	(221)	-1.21%
Net earnings	$51,104	$48,599	$2,505	5.15%
Earnings per common share:
Basic	$0.37	$0.35	$0.02
Diluted	$0.36	$0.35	$0.01
Return on average assets	1.37%	1.21%	0.16%
Return on average shareholders' equity	9.31%	9.31%	0.00%
Efficiency ratio	46.69%	47.22%	-0.53%
Noninterest expense to average assets	1.58%	1.48%	0.10%

	Three Months Ended		Variance
	March 31,	December 31,
	2025	2024	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$110,444	$110,418	$26	0.02%
Recapture of (provision for) credit losses	2,000	3,000	(1,000)	-33.33%
Noninterest income	16,229	13,103	3,126	23.86%
Noninterest expense	(59,144)	(58,480)	(664)	-1.14%
Income taxes	(18,425)	(17,183)	(1,242)	-7.23%
Net earnings	$51,104	$50,858	$246	0.48%
Earnings per common share:
Basic	$0.37	$0.36	$0.01
Diluted	$0.36	$0.36	$—
Return on average assets	1.37%	1.30%	0.07%
Return on average shareholders' equity	9.31%	9.14%	0.17%
Efficiency ratio	46.69%	47.34%	-0.65%
Noninterest expense to average assets	1.58%	1.49%	0.09%

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

	Three Months Ended
	March 31,	December 31,	March 31,
	2025	2024	2024
	(Dollars in thousands)
Net Income	$51,104	$50,858	$48,599
Add: Amortization of intangible assets	1,155	1,163	1,438
Less: Tax effect of amortization of intangible assets (1)	(341)	(344)	(425)
Tangible net income	$51,918	$51,677	$49,612

Average stockholders' equity	$2,226,948	$2,213,556	$2,098,868
Less: Average goodwill	(765,822)	(765,822)	(765,822)
Less: Average intangible assets	(9,518)	(10,650)	(14,585)
Average tangible common equity	$1,451,608	$1,437,084	$1,318,461

Return on average equity, annualized (2)	9.31%	9.14%	9.31%
Return on average tangible common equity, annualized (2)	14.51%	14.31%	15.13%

(1)
Tax effected at respective statutory rates.
(2)
Annualized where applicable.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the three months ended March 31, 2025 and 2024. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

The tables below present the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

	Three Months Ended March 31,
	2025			2024
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,518,657	$18,590	2.96%	$2,874,642	$21,280	2.96%
Tax-advantaged	20,554	144	3.35%	25,455	166	3.13%
Held-to-maturity securities:
Taxable	2,003,206	10,659	2.13%	2,080,985	10,984	2.11%
Tax-advantaged	366,301	2,362	3.12%	376,626	2,418	3.11%
Investment in FHLB stock	18,012	379	8.53%	18,012	419	9.36%
Interest-earning deposits with other institutions	162,389	1,797	4.49%	444,101	6,073	5.50%
Loans (2)	8,467,465	109,071	5.22%	8,824,579	116,349	5.30%
Total interest-earning assets	13,556,584	143,002	4.28%	14,644,400	157,689	4.34%
Total noninterest-earning assets	1,612,722			1,561,013
Total assets	$15,169,306			$16,205,413

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,303,105	$21,375	2.01%	$4,007,124	$18,529	1.86%
Time deposits	563,213	3,947	2.84%	447,011	2,837	2.55%
Total interest-bearing deposits	4,866,318	25,322	2.11%	4,454,135	21,366	1.93%
FHLB advances, other borrowings, and customer repurchase agreements	830,400	6,800	3.32%	2,301,250	23,862	4.17%
Interest expense - Other interest-bearing liabilities	40,284	436	4.33%	—	—	0.00%
Interest-bearing liabilities	5,737,002	32,558	2.30%	6,755,385	45,228	2.69%
Noninterest-bearing deposits	7,006,357			7,182,718
Other liabilities	198,999			168,442
Stockholders' equity	2,226,948			2,098,868
Total liabilities and stockholders' equity	$15,169,306			$16,205,413

Net interest income		$110,444			$112,461

Net interest spread - tax equivalent			1.98%			1.65%
Net interest margin			3.29%			3.08%
Net interest margin - tax equivalent			3.31%			3.10%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the three months ended March 31, 2025 and March 31, 2024. The non TE rates for total investment securities were 2.59% and 2.60% for the three months ended March 31, 2025 and March 31, 2024, respectively.
(2)
Includes loan fees of $700,000 and $706,000 for the three months ended March 31, 2025 and March 31, 2024, respectively. Prepayment penalty fees of $931,000 and $630,000 are included in interest income for the three months ended March 31, 2025 and March 31, 2024, respectively.
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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended March 31,
	2025 Compared to 2024
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(2,602)	$(61)	$(27)	$(2,690)
Tax-advantaged investment securities	(32)	12	(2)	(22)
Held-to-maturity securities:
Taxable investment securities	(405)	88	(8)	(325)
Tax-advantaged investment securities	(65)	10	(1)	(56)
Investment in FHLB stock	—	(37)	(3)	(40)
Interest-earning deposits with other institutions	(3,820)	(1,108)	652	(4,276)
Loans	(4,669)	(1,741)	(868)	(7,278)
Total interest income	(11,593)	(2,837)	(257)	(14,687)

Interest expense:
Savings deposits	1,357	1,529	(40)	2,846
Time deposits	731	319	60	1,110
FHLB advances, other borrowings, and customer repurchase agreements	(15,125)	(4,820)	2,883	(17,062)
Interest expense - Other interest-bearing liabilities	—	—	436	436
Total interest expense	(13,037)	(2,972)	3,339	(12,670)
Net interest income	$1,444	$135	$(3,596)	$(2,017)

First Quarter of 2025 Compared to the First Quarter of 2024

Net interest income, before provision for credit losses, of $110.4 million for the first quarter of 2025 decreased by $2.02 million, or 1.79%, from the first quarter of 2024. The decline in net interest income compared to the first quarter of 2024 was the net result of a $1.09 billion decline in earning assets and a 21 basis point increase in net interest margin. The expansion of the net interest margin was the result of an 27 basis point decrease in funding costs, which offset a 6 basis point decrease in the earning asset yield. The decrease in funding costs includes interest expense from borrowings, which decreased by approximately $17.1 million compared to the first quarter of 2024, as average borrowings declined by approximately $1.5 billion.

Total interest income of $143.0 million decreased by $14.7 million, or 9.31%, when compared to the first quarter of 2024. This decrease was primarily due to a $1.09 billion decline in earning assets. Average loan balances declined by $357.1 million, while total investment securities declined by an average of $449 million and funds held at the Federal Reserve declined by $272.0 million on average. Earning asset yields decreased from 4.34% in the first quarter of 2024 to 4.28% in the first quarter of 2025. Loan yields declined from 5.30% for the first quarter of 2024 to 5.22% for the first quarter of 2025, as the Federal Reserve decreased the federal funds rate by 100 basis points during the second half of 2024. The yield on investment securities increased by 17 basis points from the prior year quarter, as certain low yielding AFS securities were sold during the second half of 2024 and new higher yielding investments were purchased during the fourth quarter of 2024.

Total interest income and fees on loans for the first quarter of 2025 was $109.1 million, a decrease of $7.3 million, or 6.26%, from the first quarter of 2024. This decrease in income was primarily due to $357.1 million decrease in average loans outstanding, as well as an 8 basis point decline in loan yields. Loan yields decreased from 5.30% in the first quarter of 2024 to 5.22% in the first quarter of 2025, as declining short term interest rates, such as the Prime rate impacted variable indexed loans.

Interest income from investment securities was $31.8 million, a decrease of $3.1 million, or 8.88%, from the first quarter of 2024. The decrease includes a $2.6 million decrease in the positive carry from pay-fixed swaps that are fair value hedges of our AFS investment portfolio. This decrease was due to both a reduction in the positive carry between the fixed rate on the swaps and daily SOFR and a decrease in the notional value of the swaps from $1 billion during the first quarter of 2024 to $700 million in the first quarter of 2025, after a $300 million swap was terminated at the end of 2024. Excluding the fair value hedges, the yield on investment securities increased by 17 basis points when compared to the first quarter of 2024. The increase in the investment yields was offset by a $449 million year over year decline in average investments.

Interest expense of $32.6 million for the first quarter of 2025, decreased $12.7 million, compared to the first quarter of 2024. Total cost of funds of 1.04% for the first quarter of 2025 decreased from 1.31% for the year ago quarter. This 27 basis point decrease in cost of funds was the result of a $1.5 billion decline in average borrowings that had a cost of 4.76% on average in the first quarter of 2024 and an average cost of 4.61% in the first quarter of 2025. The cost of total deposit and customer repurchase agreements increased from .73% in the first quarter of 2024 to .87% in the first quarter of 2025. Average noninterest-bearing deposits were 59.01% of total deposits for the first quarter of 2025, compared to 61.72% for the first quarter of 2024.

Provision for (Recapture of) Credit Losses

The provision for (recapture of) credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan portfolio as of the balance sheet date.

There was $2.0 million recapture of credit losses in the first quarter of 2025, compared to no provision in the first quarter of 2024. Projected loss rates were 0.94% at March 31, 2025, compared to 0.94% at March 31, 2024. Refer to the discussion of “Allowance for Credit Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

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

The following table sets forth the various components of noninterest income for the periods presented.

	Three Months Ended
	March 31,		Variance
	2025	2024	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,908	$5,036	$(128)	-2.54%
Trust and investment services	3,411	3,224	187	5.80%
Bankcard services	630	385	245	63.64%
BOLI income	2,831	3,593	(762)	-21.21%
Gain on OREO, net	2,183	—	2,183	—
Other	2,266	1,875	391	20.85%
Total noninterest income	$16,229	$14,113	$2,116	14.99%

First Quarter of 2025 Compared to the First Quarter of 2024

The $2.1 million increase in noninterest income included a $2.2 million gain on sale of OREO. CRA investment income increased by approximately $450,000, due to changes in the net asset value of certain equity investments.

Trust and Investment Services represents our CitizensTrust group. The CitizensTrust group is made up of wealth management and investment services. They provide a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At March 31, 2025, CitizensTrust had approximately $4.7 billion in assets under management and administration, including $3.38 billion in assets under management. CitizensTrust generated fees of $3.4 million for the first quarter of 2025, compared to $3.2 million for the first quarter of 2024.

The Bank’s investment in BOLI includes life insurance policies generally acquired through acquisitions or the purchase of life insurance by the Bank on a select group of employees to fund deferred compensation plans. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. The $762,000 decrease in BOLI income was primarily due to receiving in the first quarter of 2024 $531,000 in death benefits that exceeded the asset value on certain policies.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	Three Months Ended
	March 31,		Variance
	2025	2024	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$36,477	$36,401	$76	0.21%
Occupancy	4,763	4,570	193	4.22%
Equipment	1,235	995	240	24.12%
Professional services	2,081	2,255	(174)	-7.72%
Computer software expense	4,221	3,525	696	19.74%
Marketing and promotion	1,988	1,630	358	21.96%
Amortization of intangible assets	1,155	1,438	(283)	-19.68%
Telecommunications expense	514	493	21	4.26%
Regulatory assessments	2,017	4,445	(2,428)	-54.62%
Insurance	482	507	(25)	-4.93%
Provision for unfunded loan commitments	500	—	500	—
Directors' expenses	302	328	(26)	-7.93%
Other	3,409	3,184	225	7.07%
Total noninterest expense	$59,144	$59,771	$(627)	-1.05%

Noninterest expense to average assets	1.58%	1.48%
Efficiency ratio (1)	46.69%	47.22%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.58% for the first quarter of 2025, compared to 1.48% for the first quarter of 2024. This ratio was impacted by the deleveraging strategy that culminated at the end of 2024 and resulted in a $1.04 billion decrease in average assets between the first quarter of 2024 and the first quarter of 2025.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio for the first quarter of 2025 was 46.69%, compared to 47.22% for the first quarter of 2024.

First Quarter of 2025 Compared to the First Quarter of 2024

Noninterest expense of $59.1 million for the first quarter of 2025 was $627,000, or 1.05%, lower than the first quarter of 2024. Noninterest expense in the first quarter of 2024 included an additional accrual of $2.3 million for the FDIC special assessment resulting from a 25% increase in the FDIC's initial loss estimate, which was $9.2 million as reflected in the fourth quarter of 2023. Year-over-year expense growth included a $500,000 provision for unfunded loan commitments in the first quarter of 2025, in addition to approximately $700,000 higher software expense and a $433,000 increase in occupancy and equipment expense. There was no provision for unfunded loan commitments in the first quarter of 2024. The increase in occupancy expense included the higher rent expense for the four buildings that were sold and leased back during the second half of 2024.

Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2025 was 26.50%, compared to 27.25% for the three months ended March 31, 2024, respectively. The decrease in the effective tax rate was a result of increased investments in tax credits during 2024 and 2025. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income from municipal securities and BOLI, as well as available tax credits.

The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $15.26 billion at March 31, 2025 increased by $102.9 million, or 0.68%, from total assets of $15.15 billion at December 31, 2024. Interest-earning assets of $13.6 billion at March 31, 2025, increased by $92.9 million, or 0.69%, when compared with $13.53 billion at December 31, 2024. The increase in interest-earning assets was primarily due to a $290.3 million increase in interest-earning balances due from the Federal Reserve, offset by a $27.6 million decrease in investment securities, and a $170.9 million decrease in net loans.

Total liabilities were $13.03 billion at March 31, 2025, an increase of $60.8 million, or 0.47%, from total liabilities of $12.97 billion at December 31, 2024. Total deposits increased by $41.5 million, or 0.35%, with noninterest-bearing deposits increasing by $147.2 million, or 2.09%. Interest-bearing deposits declined by $105.6 million, or 2.15%. Borrowings remained the same balance as of December 31, 2024. At March 31, 2025, total borrowings consisted of $500 million of FHLB advances, at an average cost of approximately 4.6%.

Total equity increased $42.1 million to $2.23 billion at March 31, 2025, compared to total equity of $2.19 billion at December 31, 2024. Increases to equity included $51.1 million in net earnings and a $34.8 million increase in other comprehensive income that were partially offset by $27.9 million in cash dividends. In the first quarter of 2025, we repurchased, under our stock repurchase plan, 782,063 shares of common stock, at an average repurchase price of $19.55, totaling $15.3 million. We engaged in no stock repurchases during the first quarter of 2024.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. We continued to shrink our investment portfolio. At March 31, 2025, total investment securities were $4.89 billion. This represented a decrease of $27.6 million, or 0.56%, from $4.92 billion at December 31, 2024. The overall decrease in investment securities was primarily due to a $20.5 million decline in our HTM securities. At March 31, 2025, investment securities HTM totaled $2.36 billion. At March 31, 2025, our AFS investment securities totaled $2.54 billion, inclusive of a pre-tax net unrealized loss of $388.4 million, compared to $447.7 million at December 31, 2024. The $59.3 million increase in fair value of our AFS securities was partially offset by an $8.3 million decrease in the fair value of our derivatives that hedge the change in value of our AFS portfolio. The after-tax unrealized loss reported in AOCI on our AFS investment securities and fair-value hedges at March 31, 2025 was $272.8 million. The changes in the net unrealized holding loss resulted primarily from fluctuations in market interest rates. For the three months ended March 31, 2025 and 2024, repayments/maturities of investment securities totaled $84.7 million and $115.5 million, respectively. The Company purchased $1.7 million and $11.5 million of HTM securities during the first quarter of 2025 and 2024 respectively. There were no investment securities sold during the first quarter of 2025 and 2024.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	March 31, 2025
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$34,757	$46	$—	$34,803	1.37%
Mortgage-backed securities	2,398,291	1,058	(274,693)	2,124,656	83.81%
CMO/REMIC	467,263	—	(113,401)	353,862	13.96%
Municipal bonds	21,762	27	(1,470)	20,319	0.80%
Other securities	1,426	—	—	1,426	0.06%
Unallocated portfolio layer fair value basis adjustments (1)	(1,095)	1,095	—	—	0.00%
Total available-for-sale securities	$2,922,404	$2,226	$(389,564)	$2,535,066	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$510,593	$—	$(93,645)	$416,948	21.64%
Mortgage-backed securities	603,927	—	(99,271)	504,656	25.60%
CMO/REMIC	777,391	—	(159,636)	617,755	32.95%
Municipal bonds	454,075	482	(41,983)	412,574	19.25%
Other securities (2)	13,155	—	—	13,155	0.56%
Total held-to-maturity securities	$2,359,141	$482	$(394,535)	$1,965,088	100.00%
(1)
Represents the amount of portfolio layer method basis adjustments related to AFS MBS securities hedged in a closed portfolio. Under the U.S. GAAP, portfolio layer method basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses for the individual securities being hedged. Refer to Note 3 and Note 9 for additional information.
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

(1)
Represents the amount of portfolio layer method basis adjustments related to AFS MBS securities hedged in a closed portfolio. Under the U.S. GAAP, portfolio layer method basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses for the individual securities being hedged. Refer to Note 3 and Note 9 for additional information.
(2)
Represents Commercial Property Assessed Clean Energy ("C-PACE") bonds.

As of March 31, 2025, approximately $25.5 million in U.S. government agency bonds are callable. The Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds, which represented approximately 10% of the total investment portfolio, are predominately AA or higher rated securities.

The following table presents the Company’s available-for-sale and held-to-maturity investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$85,194	$(159)	$1,756,443	$(274,534)	$1,841,637	$(274,693)
CMO/REMIC	—	—	353,861	(113,401)	353,861	(113,401)
Municipal bonds	—	—	19,409	(1,470)	19,409	(1,470)
Total available-for-sale securities	$85,194	$(159)	$2,129,713	$(389,405)	$2,214,907	$(389,564)

Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$416,948	$(93,645)	$416,948	$(93,645)
Mortgage-backed securities	2,016	(17)	502,640	(99,254)	504,656	(99,271)
CMO/REMIC	—	—	617,755	(159,636)	617,755	(159,636)
Municipal bonds	75,606	(2,413)	298,020	(39,569)	373,626	(41,983)
Total held-to-maturity securities	$77,622	$(2,430)	$1,835,363	$(392,105)	$1,912,984	$(394,535)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$204,428	$(700)	$1,757,066	$(325,677)	$1,961,494	$(326,377)
CMO/REMIC	1	—	351,521	(120,399)	351,522	(120,399)
Municipal bonds	3,215	(155)	16,262	(1,250)	19,477	(1,405)
Total available-for-sale securities	$207,644	$(855)	$2,124,849	$(447,326)	$2,332,493	$(448,181)

Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$408,257	$(106,315)	$408,257	$(106,315)
Mortgage-backed securities	2,072	(42)	502,292	(109,978)	504,364	(110,020)
CMO/REMIC	—	—	613,937	(170,121)	613,937	(170,121)
Municipal bonds	63,668	(1,067)	286,868	(38,958)	350,536	(40,025)
Total held-to-maturity securities	$65,740	$(1,109)	$1,811,354	$(425,372)	$1,877,094	$(426,481)

Once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Management determined that credit losses did not exist for securities in an unrealized loss position as of March 31, 2025 and December 31, 2024.

Refer to Note 4 – Investment Securities of the notes to the unaudited condensed consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans

Total loans and leases, at amortized cost, of $8.36 billion at March 31, 2025 decreased by $172.8 million, or 2.02%, from December 31, 2024. The decrease in total loans quarter-over-quarter included decreases of $16.8 million in commercial real estate loans and $167.4 million in dairy & livestock and agribusiness loans, offset by an increase of $17.1 million in commercial and industrial loans. The decline in dairy and livestock loans primarily relates to the seasonal peak in line utilization at the end of every calendar year, demonstrated by a decline in the utilization rate from 81% at the end of 2024 to 64% at March 31, 2025.

The following table presents our loan portfolio by type as of the dates presented.

Distribution of Loan Portfolio by Type

	March 31, 2025	December 31, 2024
	(Dollars in thousands)

Commercial real estate	$6,490,604	$6,507,452
Construction	15,706	16,082
SBA	271,844	273,013
SBA - Paycheck Protection Program (PPP)	179	774
Commercial and industrial	942,301	925,178
Dairy & livestock and agribusiness	252,532	419,904
Municipal lease finance receivables	65,203	66,114
SFR mortgage	269,493	269,172
Consumer and other loans	55,770	58,743
Total loans, at amortized cost	8,363,632	8,536,432
Less: Allowance for credit losses	(78,252)	(80,122)
Total loans and lease finance receivables, net	$8,285,380	$8,456,310

As of March 31, 2025, $437.3 million, or 6.70% of the total commercial real estate loans included loans secured by farmland, compared to $449.8 million, or 6.91%, at December 31, 2024. The loans secured by farmland included $103.6 million for loans secured by dairy & livestock land and $333.7 million secured by agricultural land at March 31, 2025, compared to $109.1 million for loans secured by dairy & livestock land and $340.7 million for loans secured by agricultural land at December 31, 2024. As of March 31, 2025, dairy & livestock and agribusiness loans of $252.5 million were comprised of $217.4 million for dairy & livestock loans and $35.1 million for agribusiness loans, compared to $419.9 million were comprised of $385.3 million for dairy & livestock loans and $34.6 million for agribusiness loans at December 31, 2024.

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

As of March 31, 2025, the Company had $207.2 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of March 31, 2025, the Company had $64.6 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As of March 31, 2025, the Company had $15.7 million in construction loans. This represents 0.19% of total gross loans held-for-investment. Although our construction loans are located throughout our market footprint, the majority of construction loans consist of commercial land development and construction projects throughout California. There were no nonperforming construction loans at March 31, 2025.

Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment and commercial real estate loans, by region as of March 31, 2025.

	March 31, 2025
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,073,314	36.7%	$2,219,262	34.2%
Central Valley and Sacramento	1,912,918	22.9%	1,541,963	23.8%
Orange County	1,167,750	14.0%	718,216	11.1%
Inland Empire	997,739	11.9%	884,975	13.6%
Central Coast	441,117	5.3%	377,555	5.8%
San Diego	314,550	3.7%	315,939	4.9%
Other California	148,875	1.8%	91,943	1.4%
Out of State	307,369	3.7%	340,751	5.2%
	$8,363,632	100.0%	$6,490,604	100.0%

The table below breaks down our commercial real estate portfolio.

	March 31, 2025
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
Commercial real estate:
Industrial	$2,216,922	34.2%	47.8%	$1,631
Office	1,021,513	15.7%	26.7%	1,664
Retail	899,386	13.9%	11.3%	1,726
Multi-family	813,032	12.5%	0.5%	1,549
Secured by farmland (2)	437,295	6.7%	98.8%	1,438
Medical	293,287	4.5%	30.7%	1,424
Other (3)	809,169	12.5%	43.1%	1,790
Total commercial real estate	$6,490,604	100.0%	35.6%	$1,630

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $103.6 million for loans secured by dairy & livestock land and $333.7 million for loans secured by agricultural land at March 31, 2025.
(3)
Other loans consist of a variety of loan types, none of which exceeded 2.0% of total commercial real estate loans at March 31, 2025.

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Nonaccrual loans	$25,636	$27,795
Loans past due 90 days or more and still accruing interest	—	—
Nonperforming modified loans to borrowers experiencing financial difficulty	—	—
Total nonperforming loans	25,636	27,795
OREO, net	495	19,303
Total nonperforming assets	$26,131	$47,098
Modified loans to borrowers experiencing financial difficulty	$11,949	$6,467

Total nonperforming loans and performing modified loans to borrowers experiencing financial difficulty	$37,585	$34,262

Percentage of nonperforming loans and performing modified loans to borrowers experiencing financial difficulty to total loans, at amortized cost	0.45%	0.40%

Percentage of nonperforming assets to total loans, at amortized cost, and OREO	0.31%	0.55%
Percentage of nonperforming assets to total assets	0.17%	0.31%

Modifications of Loans to Borrowers Experiencing Financial Difficulty

There were three loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2025 with an amortized cost totaling $6.2 million as of March 31, 2025, including two commercial real estate loans totaling $6.0 million and one dairy & livestock and agribusiness loan of $225,000.

The table below reflects the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified as of three months ended March 31, 2025 and March 31, 2024, and the financial effect of those modifications.

	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
March 31, 2025
Term Extension
Commercial real estate loans	$7,516	0.09%	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	2,728	0.03%	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	1,025	0.01%	Added a weighted-average 1.6 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Total	$11,269

Term Extension and Interest Rate Reduction
Commercial real estate loans	680	0.01%	Added a weighted-average 1.4 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10.00% to 7.25%.
Total	680
Total Modified	$11,949

	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
March 31, 2024
Term Extension
Commercial real estate loans	$2,466	0.03%	Added a weighted-average 1.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	1,644	0.02%	Added a weighted-average 0.7 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	5,727	0.07%	Added a weighted-average 0.6 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Total	$9,837

Term Extension and Interest Rate Reduction
Commercial real estate loans	$686	0.01%	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10% to 7.25%.
Commercial and industrial	242	0.00%	Added a weighted-average 2.0 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 8.75% to 7.75%.
Total	928
Total Modified	$10,765

As of March 31, 2025 and March 31, 2024, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first quarter of 2025 and 2024 that subsequently defaulted. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty as of March 31, 2024.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$8,196	$—	$—
Commercial and industrial	2,728	—	—
Dairy & livestock and agribusiness	1,025	—	—
Total	$11,949	$—	$—

At March 31, 2025 and December 31, 2024, there was no ACL allocated to modified loans to borrowers experiencing financial difficulty. Impairment amounts identified are typically charged off against the allowance at the time the loan is considered uncollectible. There were no charge-offs on loans to borrowers experiencing financial difficulty for the three months ended March 31, 2025 and 2024.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2024	2024	2024	2024
	(Dollars in thousands)
Nonperforming loans:
Commercial real estate	$24,379	$25,866	$18,794	$21,908	$10,661
Construction	—	—	—	—	—
SBA	1,024	1,529	151	337	54
Commercial and industrial	173	340	2,825	2,712	2,727
Dairy & livestock and agribusiness	60	60	143	—	60
SFR mortgage	—	—	—	—	308
Consumer and other loans	—	—	—	—	—
Total	$25,636	$27,795	$21,913	$24,957	$13,810
% of Total loans	0.31%	0.33%	0.26%	0.29%	0.16%

Past due 30-89 days (accruing):
Commercial real estate	$—	$—	$30,701	$43	$19,781
Construction	—	—	—	—	—
SBA	718	88	—	—	408
Commercial and industrial	—	399	64	103	6
Dairy & livestock and agribusiness	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total	$718	$487	$30,765	$146	$20,195
% of Total loans	0.01%	0.01%	0.36%	0.00%	0.23%

OREO:
Commercial real estate	$495	$18,656	$—	$—	$—
SBA	—	—	—	—	—
SFR mortgage	—	647	647	647	647
Total	$495	$19,303	$647	$647	$647
Total nonperforming, past due, and OREO	$26,849	$47,585	$53,325	$25,750	$34,652
% of Total loans	0.32%	0.25%	0.62%	0.30%	0.40%

Classified Loans	$94,169	$89,549	$124,606	$124,728	$103,080

Nonperforming loans, defined as nonaccrual loans, including modified loans on nonaccrual, and loans past due 90 days or more and still accruing interest, were $25.6 million at March 31, 2025, or 0.31% of total loans. This compares to nonperforming loans of $27.8 million, or 0.33% of total loans, at December 31, 2024 and $13.8 million, or 0.16% of total loans, at March 31, 2024. The $2.2 million decrease in nonperforming loans from December 31, 2024 was primarily due to the payoff of two nonperforming commercial real estate loans totaling $764 thousand, and various paydowns.

Classified loans are loans that are graded “substandard” or worse. Classified loans increased $4.6 million quarter-over-quarter, primarily due to increases of $6.5 million in classified dairy and livestock loans, offset with a $1.3 million decline in commercial real estate loans.

At March 31, 2025, we had one OREO property totaling $495,000. At December 31, 2024 we had four OREO properties totaling $19.3 million. In the first quarter of 2025, we sold four properties with a total book value of $19.3 million. These sales resulted in gains on sale of approximately $2.0 million.

Allowance for Credit Losses

The allowance for credit losses totaled $78.3 million as of March 31, 2025, compared to $80.1 million as of December 31, 2024 and $82.8 million as of March 31, 2024. Our allowance for credit losses at March 31, 2025 was 0.94% of total loans. This compares to 0.94% and 0.94% at December 31, 2024 and March 31, 2024, respectively. The decrease in our allowance for credit losses from December 31, 2024 was due to a $2 million recapture of credit losses primarily due to lower amounts of criticized dairy and livestock loans at March 31, 2025.

The allowance for credit losses as of March 31, 2025 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. The allowance for credit loss is sensitive to both changes in these portfolio characteristics and the forecast of macroeconomic variables. Risk attributes for commercial real estate loans include Original Loan to Value ratios ("OLTV"), origination year, loan seasoning, and macroeconomic variables that include Real GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans. The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of Small Business Administration (SBA) loans (excluding Paycheck Protection Program loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with downside risks weighted among multiple forecasts. As of March 31, 2025, the resulting weighted forecast resulted in Real GDP growth increase at a slower rate. Real GDP forecasted to be below 2% for the remainder of 2025 until reaching a growth in the second half of 2026. Commercial real estate values are forecasted to continue their decline through the first half of 2026. Unemployment is forecasted to rise in 2025 and reach 5% by the beginning of 2026 and stay elevated through 2028.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	As of and For the
	Three Months Ended
	March 31,
	2025	2024
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$80,122	$86,842
Charge-offs:
Commercial real estate	—	(2,258)
Construction	—	—
SBA	(19)	(90)
Commercial and industrial	(21)	(1,917)
Dairy & livestock and agribusiness	—	—
SFR mortgage	—	—
Consumer and other loans	—	(2)
Total charge-offs	(40)	(4,267)
Recoveries:
Commercial real estate	—	—
Construction	6	3
SBA	22	63
Commercial and industrial	142	176
Dairy & livestock and agribusiness	—	—
SFR mortgage	—	—
Consumer and other loans	—	—
Total recoveries	170	242
Net recoveries (charge-offs)	130	(4,025)
(Recapture of) provision for credit losses	(2,000)	—
Allowance for credit losses at end of period	$78,252	$82,817

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$6,250	$7,500
Provision for unfunded loan commitments	500	—
Reserve for unfunded loan commitments at end of period	$6,750	$7,500

Reserve for unfunded loan commitments to total unfunded loan commitments	0.34%	0.40%

Amount of total loans at end of period (1)	$8,363,632	$8,770,713
Average total loans outstanding (1)	$8,467,465	$8,824,579

Net charge-offs to average total loans	0.00%	-0.05%
Net charge-offs to total loans at end of period	0.00%	-0.05%
Allowance for credit losses to average total loans	0.92%	0.94%
Allowance for credit losses to total loans at end of period	0.94%	0.94%
Net recoveries (charge-offs) to allowance for credit losses	0.17%	-4.86%
Net (charge-offs) recoveries to provision for credit losses	-6.50%	0.00%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The Bank’s ACL methodology also produced an allowance of $6.8 million for our off-balance sheet credit exposures as of March 31, 2025, compared with $6.3 million and $7.5 million as of December 31, 2024 and March 31, 2024, respectively. The increase from December 31, 2024 was due to a $500,000 provision for unfunded loan commitments for the first quarter of 2025.

While we believe that the allowance at March 31, 2025 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that future economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

Changes in economic and business conditions could have an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, changes in general rates of interest and changes in the financial conditions or business of a borrower may adversely affect a specific borrower’s ability to pay or the value of our collateral. See “Risk Management – Credit Risk Management” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $11.99 billion at March 31, 2025. This represented an increase of $41.5 million, or 0.35%, from total deposits of $11.95 billion at December 31, 2024.

The composition of deposits is summarized as of the dates presented in the table below.

	March 31, 2025		December 31, 2024
	Balance	Percent	Balance	Percent
	(Dollars in thousands)

Noninterest-bearing deposits	$7,184,267	59.92%	$7,037,096	58.90%
Interest-bearing deposits
Investment checking	533,220	4.45%	551,305	4.61%
Money market	3,289,121	27.43%	3,363,804	28.15%
Savings	421,491	3.52%	422,583	3.54%
Time deposits	561,822	4.68%	573,593	4.80%
Total Deposits	$11,989,921	100.00%	$11,948,381	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Noninterest-bearing deposits totaled $7.18 billion at March 31, 2025, an increase of $147.2 million, or 2.09%, from noninterest-bearing deposits of $7.04 billion at December 31, 2024. Noninterest-bearing deposits were 59.92% of total deposits at the end of the first quarter of 2025, compared to 58.90% at December 31, 2024.

Interest-bearing non-maturity deposits, which include savings, interest-bearing demand, and money market accounts, totaled $4.24 billion at March 31, 2025, representing a decrease of $93.9 million, or 2.16%, from $4.34 billion at December 31, 2024.

Time deposits totaled $561.8 million at March 31, 2025, representing a decrease of $11.8 million, or 2.05%, from total time deposits of $573.6 million at December 31, 2024.

During the first quarter of 2024, $300 million of brokered deposits were issued and cash flow hedging transactions were simultaneously executed in which $300 million notional pay-fixed interest rate swaps were consummated with maturities of three years, wherein the Company pays a weighted average fixed rate of approximately 4.2% and receives daily SOFR. We entered into these interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate. The fair value of these instruments totaled $2.26 million and were reflected as a liability at March 31, 2025.

Our deposits are primarily relationship based and include deposits and customer repurchase agreements ("repos"). For the first quarter of 2025, 72% of our deposits consist of business deposits and 28% consist of consumer deposits, primarily the owners and employees of our business customers. The largest percentage of our deposits, 39%, are analyzed business accounts, which represent customer operating accounts that generally utilize a wide array of treasury management products. As most of our business customers need to operate with more than $250,000 in their operating account, we have a significant percentage of deposits that are uninsured. As of March 31, 2025, 46% of our total deposits and customer repos were uncollateralized and uninsured.

Our customer deposit relationships represent a diverse set of industries. The industry classification with the largest concentration is construction, which represents 8% of our deposits. Overall, there are 14 different industry classifications that represent 2% or more of our deposits as of March 31, 2025. Our depositors have typically banked with us for many years. As of March 31, 2025, 46% of our deposit relationships have banked with us more than 10 years and 75% of our deposit relationships have been with us for three or more years.

Average total deposits for the first quarter decreased by approximately $242 million compared to the fourth quarter of 2024, as we typically experience a seasonally low level of deposits in the first quarter of each calendar. Our average noninterest-bearing deposits continued to be greater than 59% of our average total deposits for the first quarter of 2025.

Our cost of deposits was 86 basis points on average for the first quarter of 2025, which compares to 93 basis points for the fourth quarter of 2024 and 74 basis points for the first quarter of 2024. From the first quarter of 2022 through the first quarter of 2025, our cost of deposits has increased by 83 basis points. During the Federal Reserve's interest rates tightening cycle from the first quarter of 2022 through the third quarter of 2024, our deposit costs rose by 95 basis points, representing a deposit beta of 18%, when compared to the 525 basis point increase in the Fed Funds rate during the rising rate period.

Borrowings

At March 31, 2025, our borrowings were $776.2 million and included $276.2 million of repurchase agreements and $500.0 million of FHLB advances, at an average cost of approximately 4.6%. At December 31, 2024, our borrowings were $761.9 million and included $261.9 million of repurchase agreements and $500.0 million of FHLB advances, at an average cost of approximately 4.6%. Refer to Note 6 - Borrowings of the notes to the consolidated financial statements for a more detailed discussion.

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price that reflects the market value of the use of these funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of March 31, 2025 and December 31, 2024, total funds borrowed under these agreements were $276.2 million and $261.9 million, respectively, with a weighted average interest rate of 1.24% for the first quarter of 2025, compared to 2.16% for the fourth quarter of 2024 and 0.39% for the first quarter of 2024.

At March 31, 2025, loans with a carrying value of $4.4 billion were pledged to secure available lines of credit from the FHLB and Federal Reserve Bank. At March 31, 2025, the Bank had unused borrowing capacity at the FHLB of $4.09 billion and unused borrowing capacity at the FRB of $1.06 billion.

At March 31, 2025 investment securities with carrying values of $2.71 billion were pledged to secure various types of deposits, including $1.14 billion of public funds, $310 million for repurchase agreements, and for other purposes as required or permitted by law. In addition, investment securities with carrying values of $1.62 billion were pledged for unused borrowing capacity.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of March 31, 2025.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$11,989,921	$11,982,108	$6,205	$1,336	$272
Customer repurchase agreements (1)	276,163	276,163	—	—	—
Other borrowings	500,000	—	500,000	—	—
Deferred compensation	23,054	577	1,150	1,150	20,177
Operating leases	67,172	10,048	16,074	9,262	31,788
Equity investments	71,797	63,280	6,791	686	1,040
Total	$12,928,107	$12,332,176	$530,220	$12,434	$53,277

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at March 31, 2025.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	$390,157	$79,187	$189,534	$96,976	$24,460
Construction	48,059	38,059	—	—	10,000
SBA	—	—	—	—	—
Commercial and industrial	1,044,282	857,882	144,050	5,084	37,266
Dairy & livestock and agribusiness (1)	301,393	231,615	69,778	—	—
Municipal lease finance receivables	—	—	—	—	—
SFR Mortgage	1,162	—	—	—	1,162
Consumer and other loans	137,681	11,504	23,031	1,887	101,259
Total commitment to extend credit	1,922,734	1,218,247	426,393	103,947	174,147
Obligations under letters of credit	69,933	52,129	12,599	5,187	18
Total	$1,992,667	$1,270,376	$438,992	$109,134	$174,165

(1)
Total commitments to extend credit to agribusiness were $16.2 million at March 31, 2025.

As of March 31, 2025, we had commitments to extend credit of approximately $1.92 billion, and obligations under letters of credit of $69.9 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. As of March 31, 2025 and December 31, 2024, the balance in this reserve was $6.8 million and $6.3 million, respectively, and was included in other liabilities. There was no provision or recapture of provision for unfunded commitments for the first quarter of 2025 or 2024.

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

Total equity increased $42.1 million, or 1.93%, to $2.23 billion at March 31, 2025, compared to total equity of $2.19 billion at December 31, 2024. Increases to equity included $51.1 million in net earnings and a $37.8 million increase in other comprehensive income that were partially offset by $27.9 million in cash dividends. During the first quarter of 2025, we repurchased 782,063 shares at an average price of $19.55, totaling $15.3 million. We engaged in no stock repurchases during the first quarter of 2024 other than the shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards. Our tangible book value per share at March 31, 2025 was $10.45.

During the first quarter of 2025, the Board of Directors of CVB declared quarterly cash dividends totaling $0.20 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to.

On November 20, 2024, our Board of Directors approved a program to repurchase up to 10,000,000 shares (the “Maximum Amount”) of CVB common stock including by means of one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations (“2024 Repurchase Program”). This 2024 Repurchase Program replaced in its entirety the Company's previous 2022 share repurchase program under which 4,300,059 shares remained available for repurchase and which has now been terminated. The 2024 Repurchase Program terminates on the earlier of the repurchase of the Maximum Amount or five years from the date of authorization. During the first quarter of 2025, we repurchased 782,063 shares at an average price of $19.55, totaling $15.3 million. We engaged in no stock repurchases during the first quarter of 2024 other than the shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At March 31, 2025, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business – Capital Adequacy Requirements” as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				March 31, 2025		December 31, 2024
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	11.81%	11.70%	11.46%	11.30%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	16.52%	16.36%	16.24%	16.01%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	16.52%	16.36%	16.24%	16.01%
Total risk-based capital ratio	8.00%	10.50%	10.00%	17.33%	17.17%	17.06%	16.82%

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

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand, deposit fluctuations, and borrowings. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. In addition to on balance sheet liquidity, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. In addition to having more than $500 million of cash on the balance sheet at March 31, 2025, we had substantial sources of off-balance sheet liquidity. These sources of available liquidity include $4.1 billion of secured and unused capacity with the Federal Home Loan Bank, $1.1 billion of secured unused borrowing capacity at the Fed’s discount window, more than $188 million of unpledged AFS securities that could be pledged at the discount window and $305 million of unsecured lines of credit. In addition to these borrowing sources, the Bank has capacity to utilize additional brokered deposits as of March 31, 2025, as the Bank only had $300 million of brokered deposits at March 31, 2025, or approximately 2.5% of total deposits. We can also obtain additional liquidity from deposit growth by utilizing state and national wholesale markets.

Our primary sources of funds for the Company are deposits, customer repurchase agreements and borrowings. Total deposits and customer repos of $12.27 billion at March 31, 2025 increased $55.8 million, or 0.46%, over total deposits and customer repos of $12.21 billion at December 31, 2024. As of March 31, 2025, total borrowings, consisted of $500 million of FHLB advances, at an average cost of approximately 4.6%. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. At March 31, 2025, our deposits and customer repurchase agreements that are neither collateralized nor insured were approximately $5.7 billion, or 46% of our total deposits and customer repos.

Additional sources of liquidity include cash on deposit at the Federal Reserve, which exceeded $300 million at March 31, 2025, and principal and interest payments from our investment portfolio. We shrank our investment portfolio by not reinvesting the cashflows generated by our investments during the first quarter of 2025. Our total investment portfolio declined by $27.6 million from December 31, 2024 to $4.89 billion as of March 31, 2025. The decrease was primarily due to a $20.5 million decline in HTM securities. AFS securities totaled $2.54 billion at March 31, 2025, inclusive of a pre-tax net unrealized loss of $388.4 million. Pre-tax unrealized loss decline by $59.3 million from December 31, 2024. Market risk, is partly managed by $700 million notional pay fixed swaps hedging the fair value of the AFS portfolio. The $41.7 million increase in fair value of our AFS securities was partially offset by an $5.9 million decrease in the fair value of our derivatives that hedge the change in value of our AFS portfolio.

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

Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2025 and 2024. For further details see our “Condensed Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

Consolidated Summary of Cash Flows

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)

Average cash and cash equivalents	$315,760	$595,470
Percentage of total average assets	2.08%	3.67%

Net cash provided by operating activities	$41,878	$77,474
Net cash provided by investing activities	273,070	231,033
Net cash provided by financing activities	9,443	359,797
Net increase in cash and cash equivalents	$324,391	$668,304

Average cash and cash equivalents decreased by $279.7 million, or 46.97%, to $315.8 million for the three months ended March 31, 2025, compared to $595.5 million for the same period of 2024.

At March 31, 2025, cash and cash equivalents totaled $529.1 million. This represented an increase of $324.4 million, or 158.47%, from $204.7 million at December 31, 2024. Our cash on deposit at the Federal Reserve grew by more than $290 million when compared to December 31, 2024.

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

	Estimated Net Interest Income Sensitivity (1)
	March 31, 2025			December 31, 2024
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)

+ 200 basis points	5.25%	7.30%	+ 200 basis points	4.66%	6.26%
- 200 basis points	-4.26%	-7.68%	- 200 basis points	-3.63%	-6.36%
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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At March 31, 2025 and December 31, 2024, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates. For both December 31, 2024 to March 31, 2025, our EVE sensitivity to rising rates reflects a modest gain in value. Our overall sensitivity of EVE to changes in interest rates is modest, with the exception of more meaningful reductions in value if rates were to immediately decline by 300 or 400 basis points.

Economic Value of Equity Sensitivity

	March 31, 2025	December 31, 2024

400 bp decrease in interest rates	16.0%	15.7%
300 bp decrease in interest rates	16.3%	17.1%
200 bp decrease in interest rates	17.1%	17.9%
100 bp decrease in interest rates	17.7%	18.4%
Base	18.2%	19.0%
100 bp increase in interest rates	18.6%	19.2%
200 bp increase in interest rates	18.9%	19.6%
300 bp increase in interest rates	19.1%	19.8%
400 bp increase in interest rates	19.3%	20.0%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in the market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. We do not currently have futures, forwards, or option contracts. As a result of the phase out of LIBOR, our interest rate swap derivatives and the associated loans that were indexed to LIBOR, have been replaced with one month CME Term SOFR. For further quantitative and qualitative disclosures about market risks in our portfolio, see “Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

During the quarter ended March 31, 2025, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the course of business. From time to time, such lawsuits and threatened lawsuits may include, but are not limited to, actions involving securities litigation, employment matters, wage-hour and labor law claims, consumer claims, regulatory compliance claims, data privacy claims, lender liability claims, credit and bankruptcy-related claims and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits may be similar in nature to other lawsuits pending against the Company’s competitors.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2024. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 20, 2024, our Board of Directors approved a program to repurchase up to 10,000,000 shares (the "Maximum Amount") of CVB common stock including by means of one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations ("2024 Repurchase Program"). This 2024 Repurchase Program replaces in its entirety the Company's previous 2022 share repurchase program under which 4,300,059 shares remained available for repurchase and which has now been terminated. The 2024 Repurchase Program terminates on the earlier of the repurchase of the Maximum Amount or five years from the date of authorization. In the first quarter of 2025, we repurchased 782,063 shares of common stock under this program, at an average price of $19.55, totaling $15.3 million. As of March 31, 2025, an aggregate of 9,217,937 shares remained available for repurchase under our 2024 Repurchase Program. Additionally, there were 172,250 shares repurchased during the first quarter of 2025 pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares Available for Repurchase Under the Plans or Programs

January 1 - 31, 2025	99,107	$20.30	1,122	$19.29	9,998,878
February 1 - 28, 2025	18,396	$19.82	350,000	$19.99	9,648,878
March 1 - 31, 2025	54,747	$18.71	430,941	$19.19	9,217,937
Total	172,250	$19.75	782,063	$19.55	9,217,937
(1)
Shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

(Registrant)

Date: May 9, 2025

/s/ E. Allen Nicholson

E. Allen Nicholson

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)