Form 10-Q
period 2025-06-30
CVB FINANCIAL CORP
filed 2025-08-08
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 137,817,599 outstanding as of July 31, 2025.

PART I – FINANCIAL INFORMATION (UNAUDITED)

GENERAL

Cautionary Note Regarding Forward-Looking Statements

Certain statements set forth herein constitute forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”,
“expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will,” “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward-looking statements, which involve risks and uncertainties that could cause actual results or performance to differ materially from those projected. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, including, without limitation, plans, strategies, goals and statements about the Company’s outlook regarding revenue and asset growth, financial performance and profitability, capital and liquidity levels, loan and deposit growth and retention, yields and returns, loan diversification and credit management, stockholder value creation, tax rates, the impact of business, economic, or political developments, the impact of monetary, fiscal and trade policies, and the impact of acquisitions we have made or may make. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the
Company, and there can be no assurance that future developments affecting the Company will be the same as those anticipated by management. The Company cautions readers that a number of important factors in addition to those set forth below could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$195,063	$153,875
Interest-earning balances due from Federal Reserve	543,573	50,823
Total cash and cash equivalents	738,636	204,698
Interest-earning balances due from depository institutions	11,004	480
Investment securities available-for-sale, at fair value (with amortized cost of $2,840,450 at June 30, 2025, and $2,997,047 at December 31, 2024)	2,486,306	2,542,115
Investment securities held-to-maturity (with fair value of $1,934,756 at June 30, 2025, and $1,954,345 at December 31, 2024)	2,327,230	2,379,668
Total investment securities	4,813,536	4,921,783
Investment in stock of Federal Home Loan Bank (FHLB)	18,012	18,012
Loans and lease finance receivables	8,358,501	8,536,432
Allowance for credit losses	(78,003)	(80,122)
Net loans and lease finance receivables	8,280,498	8,456,310
Premises and equipment, net	26,606	27,543
Bank owned life insurance (BOLI)	320,596	316,248
Accrued interest receivable	45,247	45,716
Intangibles	7,657	9,967
Goodwill	765,822	765,822
Income taxes	152,798	171,178
Other assets	233,718	215,898
Total assets	$15,414,130	$15,153,655

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$7,247,128	$7,037,096
Interest-bearing	4,737,695	4,911,285
Total deposits	11,984,823	11,948,381
Customer repurchase agreements	404,154	261,887
Other borrowings	500,000	500,000
Deferred compensation	22,873	22,909
Accrued interest payable	4,580	5,047
Other liabilities	257,378	229,115
Total liabilities	13,173,808	12,967,339

Commitments and Contingencies
Stockholders' Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 137,825,465 at June 30, 2025, and 139,690,086 at December 31, 2024	1,260,843	1,296,881
Retained earnings	1,247,611	1,201,499
Accumulated other comprehensive loss, net of tax	(268,132)	(312,064)
Total stockholders' equity	2,240,322	2,186,316
Total liabilities and stockholders' equity	$15,414,130	$15,153,655

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income:
Loans and leases, including fees	$108,845	$114,200	$217,916	$230,549
Investment securities:
Investment securities available-for-sale	18,299	21,225	37,033	42,671
Investment securities held-to-maturity	12,886	13,445	25,907	26,847
Total investment income	31,185	34,670	62,940	69,518
Dividends from FHLB stock	411	377	790	796
Interest-earning deposits with other institutions	3,768	9,825	5,565	15,898
Total interest income	144,209	159,072	287,211	316,761
Interest expense:
Deposits	24,829	25,979	50,151	47,345
Borrowings and customer repurchase agreements	7,401	22,244	14,201	46,106
Other	371	—	807	—
Total interest expense	32,601	48,223	65,159	93,451
Net interest income before provision for (recapture of) credit losses	111,608	110,849	222,052	223,310
Provision for (recapture of) credit losses	—	—	(2,000)	—
Net interest income after provision for (recapture of) credit losses	111,608	110,849	224,052	223,310
Noninterest income:
Service charges on deposit accounts	4,959	5,117	9,867	10,153
Trust and investment services	3,716	3,428	7,127	6,652
Bankcard services	647	370	1,277	755
BOLI income	3,228	2,942	6,059	6,535
Gain on OREO, net	—	—	2,183	—
Other	2,194	2,567	4,460	4,442
Total noninterest income	14,744	14,424	30,973	28,537
Noninterest expense:
Salaries and employee benefits	34,999	35,426	71,476	71,827
Occupancy and equipment	6,106	5,772	12,104	11,337
Professional services	2,191	2,726	4,272	4,981
Computer software expense	4,410	3,949	8,631	7,474
Marketing and promotion	1,817	1,956	3,805	3,586
Provision for (recapture of) unfunded loan commitments	—	(500)	500	(500)
Amortization of intangible assets	1,155	1,437	2,310	2,875
Other	6,879	5,731	13,603	14,688
Total noninterest expense	57,557	56,497	116,701	116,268
Earnings before income taxes	68,795	68,776	138,324	135,579
Income taxes	18,231	18,741	36,656	36,945
Net earnings	$50,564	$50,035	$101,668	$98,634

Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period, before tax	$15,645	$1,513	$64,999	$(15,560)
Less: Income tax (expense) benefit related to items of other comprehensive income	(6,477)	(556)	(21,067)	4,801
Other comprehensive income (loss), net of tax	9,168	957	43,932	(10,759)
Comprehensive income (loss)	$59,732	$50,992	$145,600	$87,875

Basic earnings per common share	$0.37	$0.36	$0.73	$0.71
Diluted earnings per common share	$0.37	$0.36	$0.73	$0.71

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

Three Months Ended June 30, 2025 and 2024

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, April 1, 2025	139,090	$1,280,969	$1,224,750	$(277,300)	$2,228,419
Repurchase of common stock	(1,284)	(22,544)	—	—	(22,544)
Exercise of stock options	—	7	—	—	7
Shares issued pursuant to stock-based compensation plan	19	2,411	—	—	2,411
Cash dividends declared on common stock ($0.20 per share)	—	—	(27,703)	—	(27,703)
Net earnings	—	—	50,564	—	50,564
Other comprehensive income	—	—	—	9,168	9,168
Balance, June 30, 2025	137,825	$1,260,843	$1,247,611	$(268,132)	$2,240,322

Balance, April 1, 2024	139,642	$1,288,755	$1,133,355	$(335,285)	$2,086,825
Repurchase of common stock	(1)	(21)	—	—	(21)
Exercise of stock options	—	—	—	—	—
Shares issued pursuant to stock-based compensation plan	36	2,649	—	—	2,649
Cash dividends declared on common stock ($0.20 per share)	—	—	(28,018)	—	(28,018)
Net earnings	—	—	50,035	—	50,035
Other comprehensive income	—	—	—	957	957
Balance, June 30, 2024	139,677	$1,291,383	$1,155,372	$(334,328)	$2,112,427

Six Months Ended June 30, 2025 and 2024

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, January 1, 2025	139,690	$1,296,881	$1,201,499	$(312,064)	$2,186,316
Repurchase of common stock	(2,238)	(41,231)	—	—	(41,231)
Exercise of stock options	15	259	—	—	259
Shares issued pursuant to stock-based compensation plan	358	4,934	—	—	4,934
Cash dividends declared on common stock ($0.40 per share)	—	—	(55,556)	—	(55,556)
Net earnings	—	—	101,668	—	101,668
Other comprehensive income	—	—	—	43,932	43,932
Balance, June 30, 2025	137,825	$1,260,843	$1,247,611	$(268,132)	$2,240,322

Balance, January 1, 2024	139,345	$1,288,899	$1,112,642	$(323,569)	$2,077,972
Repurchase of common stock	(147)	(2,594)	—	—	(2,594)
Exercise of stock options	3	43	—	—	43
Shares issued pursuant to stock-based compensation plan	476	5,035	—	—	5,035
Cash dividends declared on common stock ($0.40 per share)	—	—	(55,904)	—	(55,904)
Net earnings	—	—	98,634	—	98,634
Other comprehensive loss	—	—	—	(10,759)	(10,759)
Balance, June 30, 2024	139,677	$1,291,383	$1,155,372	$(334,328)	$2,112,427

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities
Interest and dividends received	$292,810	$321,569
Service charges and other fees received	22,299	22,099
Interest paid	(65,625)	(82,316)
Net cash paid to vendors, employees and others	(131,308)	(114,270)
Income taxes	(23,190)	(43,462)
Net cash provided by operating activities	94,986	103,620
Cash Flows from Investing Activities
Net change in interest-earning balances from depository institutions	(10,524)	871
Proceeds from repayment of investment securities available-for-sale	137,449	170,306
Proceeds from maturity of investment securities available-for-sale	30,002	48,007
Purchases of investment securities available-for-sale	(29,388)	(33,435)
Proceeds from repayment and maturity of investment securities held-to-maturity	52,560	40,110
Purchases of investment securities held-to-maturity	(6,230)	(11,455)
Net increase in equity investments	(18,499)	(2,813)
Net decrease in loan and lease finance receivables	179,611	222,728
Purchase of premises and equipment	(1,529)	(1,946)
Proceeds from BOLI death benefit	2,340	1,559
Proceeds from sales of other real estate owned	21,348	—
Net cash provided by investing activities	357,140	433,931
Cash Flows from Financing Activities
Net increase (decrease) in other deposits	26,045	(21,902)
Net increase in time deposits	10,397	378,585
Net decrease in other borrowings	—	(270,000)
Net increase (decrease) in customer repurchase agreements	142,267	(2,816)
Cash dividends on common stock	(55,925)	(55,958)
Repurchase of common stock	(41,231)	(2,594)
Proceeds from exercise of stock options	259	43
Net cash provided by financing activities	81,812	25,358
Net increase in cash and cash equivalents	533,938	562,909
Cash and cash equivalents, beginning of period	204,698	281,285
Cash and cash equivalents, end of period	$738,636	$844,194

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$101,668	$98,634
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of other real estate owned	(2,045)	—
Increase in BOLI	(6,059)	(6,535)
Net amortization of premiums and discounts on investment securities	7,836	8,372
Accretion of discount for acquired loans, net	(1,390)	(1,793)
(Recapture of) provision for credit losses	(2,000)	—
Provision for (recapture of) unfunded loan commitments	500	(500)
Valuation allowance on other real estate owned	—	28
Stock-based compensation	4,934	5,035
Depreciation and amortization, net	8,678	3,955
Change in other assets and liabilities	(17,136)	(3,576)
Total adjustments	(6,682)	4,986
Net cash provided by operating activities	$94,986	$103,620

Supplemental Disclosure of Non-cash Investing Activities
Transfer of loans to other real estate owned	$661	$675

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located throughout California. As of June 30, 2025, the Bank operated 62 banking centers and three trust office locations. The Company is headquartered in the city of Ontario, California.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

Business Segments — We regularly assess our strategic plans, operations, reporting structures and financial information provided to the Chief Executive Officer, our chief operating decision maker ("CODM"), to identify our reportable segments. At June 30, 2025 and since September 30, 2018, we have operated as one reportable segment. Changes to our reportable segments are expected to be infrequent.

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

	June 30, 2025
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$34,369	$5	$(2)	$34,372	1.38%
Mortgage-backed securities	2,329,953	1,339	(251,108)	2,080,184	83.67%
CMO/REMIC	462,422	—	(112,812)	349,610	14.06%
Municipal bonds	21,770	28	(1,179)	20,619	0.83%
Other securities	1,521	—	—	1,521	0.06%
Unallocated portfolio layer fair value basis adjustments (1)	(9,585)	9,585	—	—	0.00%
Total available-for-sale securities	$2,840,450	$10,957	$(365,101)	$2,486,306	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$506,465	$—	$(91,663)	$414,802	21.76%
Mortgage-backed securities	583,542	—	(98,102)	485,440	25.07%
CMO/REMIC	770,567	—	(160,170)	610,397	33.11%
Municipal bonds	448,971	359	(42,898)	406,432	19.30%
Other securities (2)	17,685	—	—	17,685	0.76%
Total held-to-maturity securities	$2,327,230	$359	$(392,833)	$1,934,756	100.00%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$18,154	$21,057	$36,744	$42,337
Tax-advantaged	145	168	289	334
Total interest income from available-for-sale securities	18,299	21,225	37,033	42,671
Investment securities held-to-maturity:
Taxable	10,537	11,050	21,196	22,034
Tax-advantaged	2,349	2,395	4,711	4,813
Total interest income from held-to-maturity securities	12,886	13,445	25,907	26,847
Total interest income from investment securities	$31,185	$34,670	$62,940	$69,518

Approximately 90% of the total investment securities portfolio at June 30, 2025 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity investment securities under the CECL model was zero at June 30, 2025 and December 31, 2024.

The following table presents the Company’s available-for-sale and held-to-maturity investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$4,914	$(2)	$—	$—	$4,914	$(2)
Mortgage-backed securities	192,892	(1,036)	1,725,631	(250,072)	1,918,523	(251,108)
CMO/REMIC	—	—	349,609	(112,812)	349,609	(112,812)
Municipal bonds	—	—	19,696	(1,179)	19,696	(1,179)
Total available-for-sale securities	$197,806	$(1,038)	$2,094,936	$(364,063)	$2,292,742	$(365,101)

Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$414,802	$(91,663)	$414,802	$(91,663)
Mortgage-backed securities	1,922	(5)	483,518	(98,097)	485,440	(98,102)
CMO/REMIC	—	—	610,397	(160,170)	610,397	(160,170)
Municipal bonds	89,306	(3,976)	292,372	(38,922)	381,678	(42,898)
Total held-to-maturity securities	$91,228	$(3,981)	$1,801,089	$(388,852)	$1,892,317	$(392,833)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$204,428	$(700)	$1,757,066	$(325,677)	$1,961,494	$(326,377)
CMO/REMIC	1	—	351,521	(120,399)	351,522	(120,399)
Municipal bonds	3,215	(155)	16,262	(1,250)	19,477	(1,405)
Total available-for-sale securities	$207,644	$(855)	$2,124,849	$(447,326)	$2,332,493	$(448,181)

Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$408,257	$(106,315)	$408,257	$(106,315)
Mortgage-backed securities	2,072	(42)	502,292	(109,978)	504,364	(110,020)
CMO/REMIC	—	—	613,937	(170,121)	613,937	(170,121)
Municipal bonds	63,668	(1,067)	286,868	(38,958)	350,536	(40,025)
Total held-to-maturity securities	$65,740	$(1,109)	$1,811,354	$(425,372)	$1,877,094	$(426,481)

At June 30, 2025, investment securities with carrying values of $2.70 billion were pledged to secure various types of deposits, including $1.09 billion of public funds. In addition, investment securities with carrying values of $2.03 billion were pledged to secure $511 million for repurchase agreements, $1.47 billion for unused borrowing capacity and approximately $57 million for other purposes as required or permitted by law.

At December 31, 2024, investment securities with carrying values of $2.79 billion were pledged to secure various types of deposits, including $1.18 billion of public funds. In addition, investment securities with carrying values of $1.63 billion were pledged to secure $372.5 million for repurchase agreements, $1.8 billion for outstanding borrowings, $796 million for unused borrowing capacity and approximately $51 million for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at June 30, 2025, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 24 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	June 30, 2025
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$40,593	$40,552	$17,109	$16,746
Due after one year through five years	258,065	243,018	47,915	46,837
Due after five years through ten years	1,719,933	1,495,301	314,931	280,154
Due after ten years	821,859	707,435	1,947,275	1,591,019
Total investment securities	$2,840,450	$2,486,306	$2,327,230	$1,934,756

The Bank is a member of the FHLB and members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors. The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through June 30, 2025.

5. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table provides a summary of total loans and lease finance receivables by type.

	June 30, 2025	December 31, 2024
	(Dollars in thousands)

Commercial real estate	$6,517,415	$6,507,452
Construction	17,658	16,082
Small Business Administration ("SBA")	271,735	273,013
SBA - Paycheck Protection Program ("PPP")	85	774
Commercial and industrial	912,427	925,178
Dairy & livestock and agribusiness	233,772	419,904
Municipal lease finance receivables	63,652	66,114
SFR mortgage	288,435	269,172
Consumer and other loans	53,322	58,743
Total loans, at amortized cost	8,358,501	8,536,432
Less: Allowance for credit losses	(78,003)	(80,122)
Total loans and lease finance receivables, net	$8,280,498	$8,456,310

As of June 30, 2025, 81.64% of the Company’s total loan portfolio consisted of real estate loans, with commercial real estate loans representing 78.0% of total loans. The Company’s real estate loans and construction loans are secured by real properties primarily located in California. As of June 30, 2025, $417.2 million, or 6.40% of the total commercial real estate loans included loans secured by farmland, compared to $449.8 million, or 6.91%, at December 31, 2024. The loans secured by farmland included $104.6 million for loans secured by dairy & livestock land and $312.6 million for loans secured by agricultural land at June 30, 2025, compared to $109.1 million for loans secured by dairy & livestock land and $340.7 million for loans secured by agricultural land at December 31, 2024. As of June 30, 2025, dairy & livestock and agribusiness loans of
$233.8 million were comprised of $199.4 million of dairy & livestock loans and $34.4 million of agribusiness loans, compared to $419.9 million comprised of $385.3 million of dairy & livestock loans and $34.6 million of agribusiness loans
December 31, 2024.

At June 30, 2025 and December 31, 2024, loans with carrying value of $6.31 billion were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank totaling $4.48 billion and $4.44 billion, respectively.

There were no outstanding loans held-for-sale as of June 30, 2025 and December 31, 2024.

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

The following table summarizes loans by type and origination year, according to our internal risk ratings as of the dates presented.

	Origination Year						Revolving loans amortized	Revolving loans converted to
June 30, 2025	2025	2024	2023	2022	2021	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$284,142	$305,013	$391,978	$1,181,124	$1,021,260	$2,812,471	$208,186	$35,810	$6,239,984
Special Mention	—	9,597	10,167	38,965	23,766	131,928	5,068	6,769	226,260
Substandard	1,217	1,174	677	5,533	3,510	39,060	—	—	51,171
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$285,359	$315,784	$402,822	$1,225,622	$1,048,536	$2,983,459	$213,254	$42,579	$6,517,415
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction loans:
Risk Rating:
Pass	$456	$7,722	$322	$9,158	$—	$—	$—	$—	$17,658
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$456	$7,722	$322	$9,158	$—	$—	$—	$—	$17,658
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$17,212	$26,270	$15,455	$45,606	$45,957	$106,918	$—	$—	$257,418
Special Mention	—	—	—	—	—	6,241	—	—	6,241
Substandard	—	3,365	—	1,559	—	3,152	—	—	8,076
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$17,212	$29,635	$15,455	$47,165	$45,957	$116,311	$—	$—	$271,735
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$51	$—	$—	$51

SBA - PPP loans:
Risk Rating:
Pass	$—	$—	$—	$—	$78	$7	$—	$—	$85
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$—	$—	$—	$78	$7	$—	$—	$85
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans:
Risk Rating:
Pass	$75,086	$90,849	$104,887	$96,293	$56,974	$167,382	$278,848	$10,128	$880,447
Special Mention	99	149	1,799	1,609	1,328	3,527	11,197	4,989	24,697
Substandard	—	—	1,543	389	219	294	1,100	3,738	7,283
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$75,185	$90,998	$108,229	$98,291	$58,521	$171,203	$291,145	$18,855	$912,427
Current YTD Period: Gross charge-offs	$—	$—	$392	$—	$—	$—	$—	$21	$413

	Origination Year						Revolving loans amortized	Revolving loans converted to
June 30, 2025	2025	2024	2023	2022	2021	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$—	$644	$—	$—	$552	$871	$199,473	$117	$201,657
Special Mention	395	—	—	—	395	(395)	24,154	1,292	25,841
Substandard	—	—	—	—	—	60	6,214	—	6,274
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$395	$644	$—	$—	$947	$536	$229,841	$1,409	$233,772
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$56	$2,788	$—	$4,843	$24,586	$31,325	$—	$—	$63,598
Special Mention	—	—	—	—	—	54	—	—	54
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$56	$2,788	$—	$4,843	$24,586	$31,379	$—	$—	$63,652
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$29,363	$18,220	$19,901	$58,504	$40,186	$121,279	$—	$—	$287,453
Special Mention	—	—	—	—	—	390	—	271	661
Substandard	—	—	—	—	—	321	—	—	321
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$29,363	$18,220	$19,901	$58,504	$40,186	$121,990	$—	$271	$288,435
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$1,445	$4,700	$2,452	$668	$943	$520	$39,607	$2,610	$52,945
Special Mention	—	—	—	—	75	—	5	—	80
Substandard	—	—	—	—	—	—	—	297	297
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$1,445	$4,700	$2,452	$668	$1,018	$520	$39,612	$2,907	$53,322
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$5	$—	$5

Total Loans, at amortized cost:
Risk Rating:
Pass	$407,760	$456,206	$534,995	$1,396,196	$1,190,536	$3,240,773	$726,114	$48,665	$8,001,245
Special Mention	494	9,746	11,966	40,574	25,564	141,745	40,424	13,321	283,834
Substandard	1,217	4,539	2,220	7,481	3,729	42,887	7,314	4,035	73,422
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$409,471	$470,491	$549,181	$1,444,251	$1,219,829	$3,425,405	$773,852	$66,021	$8,358,501
Current YTD Period: Total gross charge-offs	$—	$—	$392	$—	$—	$51	$5	$21	$469

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$307,984	$419,547	$1,216,126	$1,066,694	$828,493	$2,170,119	$197,991	$37,704	$6,244,658
Special Mention	1,075	4,910	36,505	21,478	17,056	104,201	3,937	1,287	190,449
Substandard	1,176	244	6,775	9,057	15,138	34,259	5,696	—	72,345
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$310,235	$424,701	$1,259,406	$1,097,229	$860,687	$2,308,579	$207,624	$38,991	$6,507,452
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$2,258	$—	$—	$2,258

Construction loans:
Risk Rating:
Pass	$7,717	$315	$8,050	$—	$—	$—	$—	$—	$16,082
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$7,717	$315	$8,050	$—	$—	$—	$—	$—	$16,082
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$33,531	$16,064	$46,393	$47,810	$23,733	$92,012	$—	$—	$259,543
Special Mention	—	—	—	1,337	4,716	1,830	—	—	7,883
Substandard	—	—	1,581	—	—	4,006	—	—	5,587
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$33,531	$16,064	$47,974	$49,147	$28,449	$97,848	$—	$—	$273,013
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$165	$—	$—	$165

SBA - PPP loans:
Risk Rating:
Pass	$—	$—	$—	$254	$520	$—	$—	$—	$774
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$—	$—	$254	$520	$—	$—	$—	$774
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans:
Risk Rating:
Pass	$100,465	$100,242	$111,982	$67,706	$69,084	$118,069	$318,147	$6,213	$891,908
Special Mention	819	2,213	1,026	2,169	421	4,175	8,136	4,830	23,789
Substandard	—	3,029	523	11	—	—	1,997	3,921	9,481
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$101,284	$105,484	$113,531	$69,886	$69,505	$122,244	$328,280	$14,964	$925,178
Current YTD Period: Gross charge-offs	$—	$—	$300	$—	$—	$1,186	$—	$495	$1,981

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$812	$—	$—	$596	$786	$141	$327,850	$13	$330,198
Special Mention	2,901	—	—	—	—	—	84,295	1,650	88,846
Substandard	—	—	—	—	—	60	—	800	860
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$3,713	$—	$—	$596	$786	$201	$412,145	$2,463	$419,904
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$2,540	$—	$5,111	$24,715	$5,140	$28,510	$—	$—	$66,016
Special Mention	—	—	—	—	—	98	—	—	98
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$2,540	$—	$5,111	$24,715	$5,140	$28,608	$—	$—	$66,114
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$20,261	$21,055	$59,763	$41,156	$38,730	$85,637	$—	$—	$266,602
Special Mention	—	—	—	—	896	411	—	284	1,591
Substandard	—	—	—	—	—	979	—	—	979
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$20,261	$21,055	$59,763	$41,156	$39,626	$87,027	$—	$284	$269,172
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$7,242	$3,043	$1,521	$1,850	$142	$624	$42,035	$1,855	$58,312
Special Mention	—	—	—	130	—	—	4	—	134
Substandard	—	—	—	—	—	—	—	297	297
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$7,242	$3,043	$1,521	$1,980	$142	$624	$42,039	$2,152	$58,743
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$1	$3	$4

Total Loans, at amortized cost:
Risk Rating:
Pass	$480,552	$560,266	$1,448,946	$1,250,781	$966,628	$2,495,112	$886,023	$45,785	$8,134,093
Special Mention	4,795	7,123	37,531	25,114	23,089	110,715	96,372	8,051	312,790
Substandard	1,176	3,273	8,879	9,068	15,138	39,304	7,693	5,018	89,549
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$486,523	$570,662	$1,495,356	$1,284,963	$1,004,855	$2,645,131	$990,088	$58,854	$8,536,432
Current YTD Period: Gross charge-offs	$—	$—	$300	$—	$—	$3,609	$1	$498	$4,408

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

The ACL totaled $78.0 million at June 30, 2025, compared to $80.1 million at December 31, 2024. The $2.1 million decrease in the ACL from December 31, 2024 to June 30, 2025 was comprised of $0.1 million in net charge-offs and $2 million recapture of provision for credit losses in the first quarter. At June 30, 2025, the ACL as a percentage of total loans and leases, at amortized cost, was 0.93%. This compares to 0.94% at December 31, 2024. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast, as well as downside forecasts. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with downside risks weighted among multiple forecasts. As of June 30, 2025, the resulting weighted forecast resulted in Real GDP declining in the second half of 2025. GDP growth is forecasted to be below 1% until the second half of 2026 and will reach over 2% by end of 2027. The unemployment rate is forecasted to reach 5% by the beginning of 2026 and stay elevated through 2028.

Management believes that the ACL was appropriate at June 30, 2025 and December 31, 2024. Due to inflationary pressures, high interest rates, lower commercial real estate values, international tariffs, and geopolitical events, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Three Months Ended June 30, 2025
	Ending Balance March 31, 2025	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance June 30, 2025
	(Dollars in thousands)
Commercial real estate	$65,302	$—	$—	$(760)	$64,542
Construction	238	—	6	(4)	240
SBA	2,608	(32)	19	471	3,066
Commercial and industrial	6,118	(392)	155	476	6,357
Dairy & livestock and agribusiness	2,824	—	—	(270)	2,554
Municipal lease finance receivables	210	—	—	10	220
SFR mortgage	427	—	—	50	477
Consumer and other loans	525	(5)	—	27	547
Total allowance for credit losses	$78,252	$(429)	$180	$—	$78,003

	Three Months Ended June 30, 2024
	Ending Balance March 31, 2024	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance June 30, 2024
	(Dollars in thousands)
Commercial real estate	$69,445	$—	$—	$(40)	$69,405
Construction	1,296	—	2	(510)	788
SBA	2,531	(49)	18	(4)	2,496
Commercial and industrial	5,059	—	—	44	5,103
Dairy & livestock and agribusiness	3,252	—	—	523	3,775
Municipal lease finance receivables	194	—	—	(8)	186
SFR mortgage	483	—	—	15	498
Consumer and other loans	557	(2)	—	(20)	535
Total allowance for credit losses	$82,817	$(51)	$20	$—	$82,786

	Six Months Ended June 30, 2025
	Ending Balance December 31, 2024	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance June 30, 2025
	(Dollars in thousands)
Commercial real estate	$66,237	$—	$—	$(1,695)	$64,542
Construction	312	—	12	(84)	240
SBA	2,629	(51)	41	447	3,066
Commercial and industrial	6,093	(413)	297	380	6,357
Dairy & livestock and agribusiness	3,610	—	—	(1,056)	2,554
Municipal lease finance receivables	205	—	—	15	220
SFR mortgage	424	—	—	53	477
Consumer and other loans	612	(5)	—	(60)	547
Total allowance for credit losses	$80,122	$(469)	$350	$(2,000)	$78,003

	Six Months Ended June 30, 2024
	Ending Balance December 31, 2023	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance June 30, 2024
	(Dollars in thousands)
Commercial real estate	$69,466	$(2,258)	$—	$2,197	$69,405
Construction	1,277	—	5	(494)	788
SBA	2,679	(139)	81	(125)	2,496
Commercial and industrial	9,116	(1,917)	176	(2,272)	5,103
Dairy & livestock and agribusiness	3,098	—	—	677	3,775
Municipal lease finance receivables	210	—	—	(24)	186
SFR mortgage	535	—	—	(37)	498
Consumer and other loans	461	(4)	—	78	535
Total allowance for credit losses	$86,842	$(4,318)	$262	$—	$82,786

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

	June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$—	$—	$—	$—	$2,289,898	$2,289,898
Non-owner occupied	—	—	23,707	23,707	4,203,810	4,227,517
Construction
Speculative (1)	—	—	—	—	9,261	9,261
Non-speculative	—	—	—	—	8,397	8,397
SBA	3,419	—	651	4,070	267,665	271,735
SBA - PPP	—	—	—	—	85	85
Commercial and industrial	—	—	105	105	912,322	912,427
Dairy & livestock and agribusiness	—	—	60	60	233,712	233,772
Municipal lease finance receivables	—	—	—	—	63,652	63,652
SFR mortgage	—	—	—	—	288,435	288,435
Consumer and other loans	—	—	—	—	53,322	53,322
Total loans at amortized cost	$3,419	$—	$24,523	$27,942	$8,330,559	$8,358,501

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$—	$—	$196	$196	$2,329,380	$2,329,576
Non-owner occupied	—	—	24,430	24,430	4,153,446	4,177,876
Construction
Speculative (1)	—	—	—	—	8,091	8,091
Non-speculative	—	—	—	—	7,991	7,991
SBA	—	190	1,427	1,617	271,396	273,013
SBA - PPP	—	—	—	—	774	774
Commercial and industrial	399	—	140	539	924,639	925,178
Dairy & livestock and agribusiness	—	—	60	60	419,844	419,904
Municipal lease finance receivables	—	—	—	—	66,114	66,114
SFR mortgage	—	—	—	—	269,172	269,172
Consumer and other loans	—	—	—	—	58,743	58,743
Total loans at amortized cost	$399	$190	$26,253	$26,842	$8,509,590	$8,536,432

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

Amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance are presented as of June 30, 2025 and December 31, 2024 by type of loan.

	June 30, 2025
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1) (2)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$672	$672	$—
Non-owner occupied	23,707	23,707	—
SBA	645	1,265	—
SBA - PPP	—	—	—
Commercial and industrial	161	265	—
Dairy & livestock and agribusiness	60	60	—
Total loans at amortized cost	$25,245	$25,969	$—

(1)
As of June 30, 2025, $1.4 million of nonaccruing loans were current, $24.5 million were 90+ days past due.
(2)
Excludes $3,000 of guaranteed portion of nonaccrual SBA loans that are in process of collection.

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

	June 30, 2025			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$4,815	$—	$—	2
SBA	1,265	—	—	3
Commercial and industrial	—	161	103	3
Dairy & livestock and agribusiness	60	—	—	1
Total collateral-dependent loans	$6,140	$161	$103	9

	December 31, 2024			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$25,866	$—	$—	6
SBA	1,529	—	—	5
Commercial and industrial	11	327	—	3
Dairy & livestock and agribusiness	60	—	—	1
Total collateral-dependent loans	$27,466	$327	$—	15

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. The Bank's ACL methodology produced an allowance of $6.8 million for the off-balance sheet credit exposures as of June 30, 2025. There was a $500,000 provision for unfunded loan commitments for the six months ended June 30, 2025, compared to a $500,000 recapture of provision for the six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, the balance in this reserve was $6.8 million and $6.3 million, respectively, and was included in other liabilities.

Modifications of Loans to Borrowers Experiencing Financial Difficulty

There were four loans to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2025 with an amortized cost totaling $6.1 million as of June 30, 2025, including three commercial real estate loans totaling $5.7 million and one dairy & livestock and agribusiness loans of $0.4 million.

The tables below reflect the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified as of June 30, 2025 and December 31, 2024.

	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
June 30, 2025
Term Extension
Commercial real estate loans	$7,193	0.09%	Added a weighted-average 1.9 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	481	0.01%	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	395	0.00%	Added a weighted-average 1.6 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Total	$8,069

Term Extension and Interest Rate Reduction
Commercial real estate loans	677	0.01%	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10.00% to 7.25%.
Commercial and industrial	783	0.01%	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 8.50% to 7.75%.
Total	1,460
Total Modified	$9,529

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2025.

	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
December 31, 2024
Term Extension
Commercial real estate loans	$2,180	0.03%	Added a weighted-average 1.7 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	2,804	0.03%	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	800	0.01%	Added a weighted-average 0.9 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Total	$5,784

Term Extension and Interest Rate Reduction
Commercial real estate loans	$683	0.01%	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10.00% to 7.25%.
Total	683
Total Modified	$6,467

As of June 30, 2025, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the first six months of 2025 that subsequently defaulted. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty as of June 30, 2025.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$7,870	$—	$—
Commercial and industrial	1,264	—	—
Dairy & livestock and agribusiness	395	—	—
Total	$9,529	$—	$—

6. BORROWINGS

Customer Repurchase Agreements

The Bank offers a repurchase agreement product to its customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of June 30, 2025, total funds borrowed under these agreements were $404.2 million with a weighted average interest rate of 1.66%, compared to $261.9 million with a weighted average interest rate of 0.72% at December 31, 2024.

Federal Home Loan Bank Advances and Other Borrowings

As of June 30, 2025, borrowings totaled $500 million, which consisted of FHLB advances at an average rate of 4.55%. The FHLB advances included $300 million, at a fixed rate of 4.73%, maturing in May 2026, and $200 million, at a fixed rate of 4.27%, maturing in May 2027.

As of June 30, 2025 $6.31 billion of loans and $4.74 billion of investment securities, at carrying value, were pledged to secure public deposits, repurchase agreements, borrowing lines, and for other purposes as required or permitted by law.

7. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and six months ended June 30, 2025, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 762,000 and 746,000, respectively. For the three and six months ended June 30, 2024, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 1,181,000 and 1,167,000, respectively.

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$50,564	$50,035	$101,668	$98,634
Less: Net earnings allocated to restricted stock	340	373	675	697
Net earnings allocated to common shareholders	$50,224	$49,662	$100,993	$97,937
Weighted average shares outstanding	136,999	138,584	137,615	138,419
Basic earnings per common share	$0.37	$0.36	$0.73	$0.71

Diluted earnings per common share:
Net income allocated to common shareholders	$50,224	$49,662	$100,993	$97,937
Weighted average shares outstanding	136,999	138,584	137,615	138,419
Incremental shares from assumed exercise of outstanding options	174	85	274	142
Diluted weighted average shares outstanding	137,173	138,669	137,889	138,561
Diluted earnings per common share	$0.37	$0.36	$0.73	$0.71

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of the dates presented.

	Carrying Value at June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$34,372	$—	$34,372	$—
Mortgage-backed securities	2,080,184	—	2,080,184	—
CMO/REMIC	349,610	—	349,610	—
Municipal bonds	20,619	—	20,619	—
Other securities	1,521	—	1,521	—
Total investment securities - AFS	2,486,306	—	2,486,306	—
Derivatives not designated as hedging instruments:
Interest rate swaps	188	—	188	—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—
Cash flow hedges: interest rate swaps	—	—	—	—
Total assets	$2,486,494	$—	$2,486,494	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$188	$—	$188	$—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	9,585	—	9,585	—
Cash flow hedges: interest rate swaps	2,855	—	2,855	—
Total liabilities	$12,628	$—	$12,628	$—

	Carrying Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$34,255	$—	$34,255	$—
Mortgage-backed securities	2,134,534	—	2,134,534	—
CMO/REMIC	351,522	—	351,522	—
Municipal bonds	20,377	—	20,377	—
Other securities	1,427	—	1,427	—
Total investment securities - AFS	2,542,115	—	2,542,115	—
Derivatives not designated as hedging instruments:
Interest rate swaps	30	—	30	—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	7,222	—	7,222	—
Cash flow hedges: interest rate swaps	—	—	—	—
Total assets	$2,549,367	$—	$2,549,367	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$30	$—	$30	$—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—
Cash flow hedges: interest rate swaps	517	—	517	—
Total liabilities	$547	$—	$547	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at June 30, 2025 and December 31, 2024, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying value at June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For The Six Months Ended June 30, 2025
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$32,248	$—	$—	$32,248	$1
Construction	—	—	—	—	—
SBA	1,268	—	—	1,268	51
SBA - PPP	—	—	—	—	—
Commercial and industrial	1,529	—	—	1,529	109
Dairy & livestock and agribusiness	455	—	—	455	10
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Other real estate owned	661	—	—	661	—
Total assets	$36,161	$—	$—	$36,161	$171

	Carrying Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2024
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$28,728	$—	$—	$28,728	$11
Construction	—	—	—	—	—
SBA	1,532	—	—	1,532	49
SBA - PPP	—	—	—	—	—
Commercial and industrial	3,144	—	—	3,144	220
Dairy & livestock and agribusiness	860	—	—	860	9
Municipal lease finance receivables	—	—	—	—	—
SFR mortgage	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Other real estate owned	10,429	—	—	10,429	2,296
Total assets	$44,693	$—	$—	$44,693	$2,585

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of June 30, 2025 and December 31, 2024, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2025
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$738,636	$738,636	$—	$—	$738,636
Interest-earning balances due from depository institutions	11,004	—	11,004	—	11,004
Investment securities available-for-sale	2,486,306	—	2,486,306	—	2,486,306
Investment securities held-to-maturity	2,327,230	—	1,934,756	—	1,934,756
Total loans, net of allowance for credit losses	8,280,498	—	—	8,100,619	8,100,619
Derivatives not designated as hedging instruments:
Interest rate swaps	188	—	188	—	188
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—	—
Cash flow hedges: interest rate swaps	—	—	—	—	—
Liabilities
Deposits:
Interest-bearing	$4,737,695	$—	$4,734,567	$—	$4,734,567
Borrowings	904,154	—	871,106	—	871,106
Derivatives not designated as hedging instruments:
Interest rate swaps	188	—	188	—	188
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	9,585	—	9,585	—	9,585
Cash flow hedges: interest rate swaps	2,855	—	2,855	—	2,855

	December 31, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$204,698	$204,698	$—	$—	$204,698
Interest-earning balances due from depository institutions	480	—	480	—	480
Investment securities available-for-sale	2,542,115	—	2,542,115	—	2,542,115
Investment securities held-to-maturity	2,379,668	—	1,954,345	—	1,954,345
Total loans, net of allowance for credit losses	8,456,310	—	—	8,149,801	8,149,801
Derivatives not designated as hedging instruments:
Interest rate swaps	30	—	30	—	30
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	7,222	—	7,222	—	7,222
Cash flow hedges: interest rate swaps	—	—	—	—	—
Liabilities
Deposits:
Interest-bearing	$4,911,285	$—	$4,908,070	$—	$4,908,070
Borrowings	761,887	—	716,566	—	716,566
Derivatives not designated as hedging instruments:
Interest rate swaps	30	—	30	—	30
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—	—
Cash flow hedges: interest rate swaps	517	—	517	—	517

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2025 and December 31, 2024. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

9. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Not Designated as Hedging Instruments

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of June 30, 2025, the Bank has entered into 108 interest-rate swap agreements with customers with a notional amount totaling $352.7 million. The Bank then entered into identical offsetting swaps with counterparties. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

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

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. In December 2024, we terminated one of these swaps which had a notional value of $300 million, a maturity date of June 2027, and a pay-fixed rate of 3.95%. In May 2025, the remaining $700 million notional pay-fixed interest rate swaps, with a weighted average fixed rate of approximately 3.7%, that were scheduled to mature in June of 2028 were terminated and replaced with new pay-fixed interest rate swaps with maturity dates in May of 2029, 2030 and 2031, with a weighted pay-fixed rate of 3.68%. The new $700 million of fair value hedges have approximately equal nominal values maturing each of the three years and had a fair value which totaled $9.6 million and was reflected as a liability at June 30, 2025.

Cash Flow Hedges

To manage our interest rate risk associated with brokered CDs, FHLB advances or other fixed rate advances for specified periods, the Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rates. During the first quarter of 2024, $300 million of 3-month term brokered CDs were issued and cash flow hedging transactions were also executed in which $300 million notional pay-fixed interest rate swaps were consummated with maturities of three years, wherein the Company pays a weighted average fixed rate of approximately 4.2% and receives daily SOFR. The $300 million of brokered CDs were renewed for 3-month terms during the second quarter of 2025 and as of June 30, 2025, the cash flow hedges have remaining maturities of approximately 20 months.

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

Balance Sheet Classification of Derivative Financial Instruments

As of June 30, 2025 and December 31, 2024, the notional amount, the location of the asset and liability, and their respective fair values, are summarized in the tables below.

	June 30, 2025
	Asset Derivatives			Liability Derivatives
	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$352,677	Other assets	$188	$352,677	Other liabilities	$188
Total derivatives			$188			$188

Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$700,000	Other assets	$—		Other liabilities	$9,585
Cash flow hedges: interest rate swaps		Other assets	—	300,000	Other liabilities	2,855
Total			$—			$12,440

	December 31, 2024
	Asset Derivatives			Liability Derivatives
	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$363,440	Other assets	$30	$363,440	Other liabilities	$30
Total derivatives			$30			$30

Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$700,000	Other assets	$7,222	$—	Other liabilities	$—
Cash flow hedges: interest rate swaps	—	Other assets	—	300,000	Other liabilities	517
Total			$7,222			$517

The Effect of Derivatives Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statements of earnings for the periods presented.

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
(Dollars in thousands)
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps	Other income	$—	$—	$—	$—
Total		$—	$—	$—	$—

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gains (Losses) Recognized in Interest Income on Derivative Instruments				OCI Impact on Derivatives-Gains (Losses) recorded in OCI
		Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024	2025	2024	2025	2024
		(Dollars in thousands)				(Dollars in thousands)
Derivatives Designated as Hedging Instruments:
Fair value hedges: interest rate swaps	Interest income	$1,257	$4,097	$2,309	$7,784	$(6,124)	$1,888	$(6,905)	$14,758
Cash flow hedges: interest rate swaps	Interest expense	162	918	330	1,096	(425)	560	(2,015)	1,116
Total		$1,419	$5,015	$2,639	$8,880	$(6,549)	$2,448	$(8,920)	$15,874

10. OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	Three Months Ended June 30,
	2025			2024
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$24,704	$(9,099)	$15,605	$(2,292)	$678	$(1,614)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	172	(59)	113	175	(52)	123
Derivatives designated as hedging instruments:
Fair value hedges:
Net change in fair value recorded in accumulated OCI	(8,633)	2,508	(6,125)	2,835	(947)	1,888
Cash flow hedges:
Net change in fair value recorded in accumulated OCI	(598)	173	(425)	795	(235)	560
Net change	$15,645	$(6,477)	$9,168	$1,513	$(556)	$957

	Six Months Ended June 30,
	2025			2024
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$83,982	$(26,623)	$57,359	$(38,148)	$11,278	$(26,870)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	309	(100)	209	337	(100)	237
Derivatives designated as hedging instruments:
Fair value hedges:
Net change in fair value recorded in accumulated OCI	(16,953)	4,968	(11,985)	20,667	(5,909)	14,758
Cash flow hedges:
Net change in fair value recorded in accumulated OCI	(2,339)	688	(1,651)	1,584	(468)	1,116
Net change	$64,999	$(21,067)	$43,932	$(15,560)	$4,801	$(10,759)

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

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with original maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. In December 2024, we terminated one of these swaps which had a notional value of $300 million, a maturity date of June 2027, and a paid fixed rate of 3.95%. The remaining $700 million notional pay-fixed interest swaps were terminated and replaced in May 2025. The fair value of the replacement instruments totaled $9.6 million and were reflected as a liability on June 30, 2025.

During the first quarter of 2024, cash flow hedging transactions were executed in which $300 million notional pay-fixed interest rate swaps were consummated with maturities of three years, wherein the Company pays a weighted average fixed rate of approximately 4.2% and receives daily SOFR. The fair value of these instruments totaled $2.9 million and were reflected as a liability on June 30, 2025.

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
	(Dollars in thousands)
June 30, 2025
Financial assets:
Derivatives not designated as hedging instruments:
Interest rate swaps	$30,600	$(30,412)	$188	$30,808	$(30,930)	$66
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—	11,135	11,135
Cash flow hedges: interest rate swaps	—	—	—	—	—	—
Total	$30,600	$(30,412)	$188	$30,808	$(19,795)	$11,201

Financial liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps	$188	$—	$188	$—	$—	$188
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	9,585	—	9,585	—	—	9,585
Cash flow hedges: interest rate swaps	2,855	—	2,855	—	—	2,855
Repurchase agreements	404,154	—	404,154	—	(510,715)	(106,561)
Total	$416,782	$—	$416,782	$—	$(510,715)	$(93,933)

December 31, 2024
Financial assets:
Derivatives not designated as hedging instruments:
Interest rate swaps	$41,933	$(41,903)	$30	$42,538	$(42,390)	$178
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	7,222	—	7,222	—	(6,899)	323
Cash flow hedges: interest rate swaps	—	—	—	—	—	—
Total	$49,155	$(41,903)	$7,252	$42,538	$(49,289)	$501

Financial liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps	$30	$—	$30	$—	$—	$30
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—	—	—
Cash flow hedges: interest rate swaps	517	—	517	—	—	517
Repurchase agreements	261,887	—	261,887	—	(306,401)	(44,514)
Total	$262,434	$—	$262,434	$—	$(306,401)	$(43,967)

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

While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$43,770	$47,117
Total lease liabilities	46,426	49,617

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$2,583	$1,841	$5,065	$3,685
Sublease income	—	—	—	—
Total lease expense	$2,583	$1,841	$5,065	$3,685

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$2,528	$1,914	$4,798	$3,778

	June 30, 2025	December 31, 2024
Lease Term and Discount Rate
Weighted average remaining lease term (years)	9.95	9.99
Weighted average discount rate	6.07%	5.95%

The Company’s lease arrangements that have not yet commenced as of June 30, 2025 and the Company’s short-term lease costs and variable lease costs, for the six months ended June 30, 2025 and 2024 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2025, excluding property taxes and insurance, are as follows:

June 30, 2025
(Dollars in thousands)
Year:
2025 (excluding the six months ended June 30, 2025)	$4,990
2026	9,163
2027	7,838
2028	6,039
2029	4,315
2030	3,665
Thereafter	29,190
Total future lease payments	65,200
Less: Imputed interest	(18,774)
Present value of lease liabilities	$46,426

13. REVENUE RECOGNITION

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$4,959	$5,117	$9,867	$10,153
Trust and investment services	3,716	3,428	7,127	6,652
Bankcard services	647	370	1,277	755
Gain on OREO, net	—	—	2,183	—
Other	2,194	2,567	4,460	4,442
Noninterest Income (in-scope of Topic 606)	11,516	11,482	24,914	22,002
Noninterest Income (out-of-scope of Topic 606)	3,228	2,942	6,059	6,535
Total noninterest income	$14,744	$14,424	$30,973	$28,537

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

The following table presents the balances of the Company's tax credit investments and related unfunded commitments at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Tax credit investments	$105,018	$57,264
Unfunded commitments - tax credit investments	92,727	45,809

The following table presents other information related to the Company's tax credit investments at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Tax credits and other tax benefits recognized	$39,540	$21,257
Tax credit amortization expense included in provision for income taxes	34,424	17,421

On June 27, 2025, California Senate Bill 132 ("SB 132") was passed and signed into law by Governor Newsom. Effective for taxable years beginning on or after January 1, 2025, SB 132 amends California Revenue and Tax Code ("CRTC") to require financial institutions to apportion income using the single sales factor formula. Prior to this change, businesses were required by CRTC Section 25128 (b) to use an evenly weighted three-factor apportionment formula contemplating a payroll factor, property and sales factor. The impact on the Company's tax expense as of June 30, 2025 is not material. The Company will continue to evaluate the impact of this bill on its deferred tax assets and liabilities.

15. SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2025, CBB entered into a settlement agreement in a lawsuit in which CBB was plaintiff involving allegations of trade secrets misappropriation which will result in the Bank's receipt of payments totaling $6 million from the defendant.

In addition, subsequent to entering into the settlement agreement, the Company decided to sell and has completed the sale of available-for-sale investment securities with a total carrying value of approximately $50 million, with book yields below 1.5%. The security sales transactions resulted in a net realized pre-tax loss of approximately $6 million, which will be reflected in the Company's third quarter financial results.

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

Recently Issued Accounting Pronouncements but Not Adopted as of June 30, 2025

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

See ASU 2024-03

ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer Issued May 2025

On May 15, 2025, the FASB issued ASU 2025-04, which revises the definition of performance condition for share-based consideration payable to a customer, eliminates the forfeiture policy election for awards granted to customers (unless granted in exchange for a distinct good or service), and clarifies applicability of the variable consideration constraint.
This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2026. Early adoption is permitted for all entities.

		December 31, 2026	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity Issued May 2025

On May 12, 2025, the FASB issued ASU 2025-03, which clarifies the accounting acquirer determination in acquisitions where the legal acquiree is a VIE.
This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2026. Early adoption is permitted.

		December 31, 2026	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

OVERVIEW

For the second quarter of 2025, we reported net earnings of $50.6 million, compared with $51.1 million for the first quarter of 2025 and $50.0 million for the second quarter of 2024. Diluted earnings per share were $0.37 for the second quarter, compared to $0.36 for the prior quarter and $0.36 for the same period last year. Net income of $50.6 million for the second quarter of 2025 produced an annualized return on average equity (“ROAE”) of 9.06%, an annualized return on average tangible common equity (“ROATCE”) of 14.08%, and an annualized return on average assets (“ROAA”) of 1.34%. Our net interest margin, tax equivalent (“NIM”), was 3.31% for the second quarter of 2025, while our efficiency ratio was 45.55%. Year-to-date net earnings for 2025 were $101.7 million, a $3.0 million increase compared to the same period in 2024.

Net interest income was $111.6 million for the second quarter of 2025. This represented a $1.2 million, or 1.05%, increase from the first quarter of 2025, and an $0.8 million, or 0.68%, increase from the second quarter of 2024. The quarter-over-quarter increase in net interest income was due to a $1.2 million increase in interest income, primarily due to one more day of interest during the second quarter. The increase in net interest income compared to the second quarter of 2024 was the net result of a $15.6 million decline in interest expense, that exceeded a $14.9 million decline in interest income. As a result of the Company's deleveraging strategy in the second half of 2024, net interest income increased compared to the second quarter of 2024 as a 26 basis point increase in net interest margin offset a $1.1 billion decrease in earnings assets. Year-to-date net interest income for 2025 was $222.1 million, a $1.3 million decrease compared to the same period in 2024.

Noninterest income was $14.7 million for the second quarter of 2025, compared with $16.2 million for the first quarter of 2025 and $14.4 million for the second quarter of 2024. The quarter-over-quarter decrease was primarily due to a $2.2 million gain on the sale of four OREO properties recognized in the first quarter of 2025. Excluding the OREO gains, noninterest income grew by approximately $700,000, including a $397,000 increase of income from Bank Owned Life Insurance (“BOLI”). Noninterest income for the first six months of 2025 was $31.0 million, a $2.4 million, or 8.54% increase over the same period in 2024.

As set forth in our financial statements under the heading "Subsequent Events", subsequent to the quarter ended June 30, 2025, the Company entered into a settlement agreement in a lawsuit, which will result in the Bank's receipt of payments from the defendant and recognition of noninterest income of $6 million in the third quarter of 2025. Also, subsequent to entering into the legal settlement agreement, the Company sold, at a pre-tax loss of $6 million, available-for-sale investment securities, with book yields below 1.5%, totaling approximately $50 million.

Noninterest expense for the second quarter of 2025 was $57.6 million, compared to $59.1 million for the first quarter of 2025 and $56.5 million for the second quarter of 2024. The $1.5 million quarter-over-quarter decrease was primarily due to a $500,000 provision for unfunded loan commitments in the first quarter of 2025 and a $1.5 million decrease in salaries and benefits. The $1.1 million increase in expense compared to the second quarter of 2024, was due primarily to the impact of a $500,000 expense reduction in the second quarter of 2024 related to a decrease in reserves for unfunded loan commitments, in addition to a $603,000 increase in regulatory assessment expenses. Noninterest expense for the first six months of 2025 was $116.7 million, a $433,000, or .37% increase over the same period in 2024.

At June 30, 2025, total assets of $15.41 billion increased by $260.5 million, or 1.72%, from total assets of $15.15 billion at December 31, 2024. Interest-earning assets of $13.74 billion at June 30, 2025 increased by $217.1 million, or 1.60%, when compared with $13.53 billion at December 31, 2024. The increase in interest-earning assets was primarily due to a $492.8 million increase in interest-earning balances due from the Federal Reserve and a $10.5 million increase in interest-earning balances due from other institutions, offset by a $177.9 million decrease in total loans, and a $108.2 million decrease in investment securities.

Total investment securities were $4.81 billion at June 30, 2025, a decrease of $108.2 million, or 2.20%, from $4.92 billion at December 31, 2024. At June 30, 2025, investment securities held-to-maturity (“HTM”) totaled $2.33 billion, a $52.4 million, or 2.20%, decline from $2.38 billion at December 31, 2024. At June 30, 2025, investment securities available-for-sale (“AFS”) totaled $2.49 billion, inclusive of a pre-tax net unrealized loss of $363.7 million. AFS securities decreased by $55.8 million, or 2.20%, from $2.54 billion at December 31, 2024. The pre-tax unrealized loss decreased by $84 million from December 31, 2024. Our tax equivalent yield on investments was 2.62% for the quarter ended June 30, 2025, compared to 2.63% for the first quarter of 2025 and 2.71% for the second quarter of 2024.

Total loans and leases, at amortized cost, of $8.36 billion at June 30, 2025, decreased by $177.9 million, or 2.08%, from December 31, 2024. The decrease in total loans included decreases of $186.0 million in dairy and livestock loans and $12.8 million in commercial and industrial loans, offset by increases of $19.3 million in SFR mortgage loans and $10.0 million in commercial real estate loans. The decline in dairy & livestock loans primarily relates to the seasonal peak in line utilization at the end of every calendar year, demonstrated by a decline in utilization from 81% at December 31, 2024 to 62% at June 30, 2025. Our yield on loans was 5.22% for the quarter ended June 30, 2025, compared to 5.22% for the quarter ended March 31, 2025 and 5.26% for the second quarter of 2024.

The allowance for credit losses totaled $78.0 million at June 30, 2025, compared to $80.1 million at December 31, 2024. There was no provision for credit losses in the second quarter of 2025 compared to a $2.0 million recapture of credit losses in the first quarter of 2025. The decline in the allowance from December 31, 2024 was due to improved credit ratings for dairy and livestock loans.

Noninterest-bearing deposits were $7.25 billion at June 30, 2025, an increase of $210.0 million, or 2.98%, when compared to $7.04 billion at December 31, 2024. At June 30, 2025, noninterest-bearing deposits were 60.47% of total deposits, compared to 58.90% at December 31, 2024.

Interest-bearing deposits were $4.74 billion at June 30, 2025, a decrease of $173.6 million, or 3.53%, when compared to $4.91 billion at December 31, 2024. Customer repurchase agreements totaled $404.2 million at June 30, 2025, compared to $261.9 million at December 31, 2024. Our average cost of total deposits including customer repurchase agreements was 0.87% for the quarters ended June 30, 2025, March 31, 2025, and June 30, 2024.

At June 30, 2025, total borrowings, consisted of $500.0 million of FHLB advances, at a weighted average cost of approximately 4.6%. The FHLB advances include maturities of $300 million in May 2026 and $200 million in May 2027.

The Company’s total equity was $2.24 billion at June 30, 2025. This represented an overall increase of $54.0 million from total equity of $2.19 billion at December 31, 2024. Increases to equity included $101.7 million in net earnings and a $43.9 million increase in other comprehensive income that were partially offset by $55.6 million in cash dividends. During the first half of 2025, we repurchased, under our stock repurchase plan, 2,063,564 shares at an average price of $18.15, totaling $37.5 million. Our tangible book value per share at June 30, 2025 was $10.64.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of June 30, 2025, the Company’s Tier 1 leverage capital ratio was 11.84%, common equity Tier 1 ratio was 16.52%, Tier 1 risk-based capital ratio was 16.52%, and total risk-based capital ratio was 17.33%. Refer to our Analysis of Financial Condition – Capital Resources.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended		Variance
	June 30,	March 31,
	2025	2025	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$111,608	$110,444	$1,164	1.05%
Recapture of (provision for) credit losses	—	2,000	(2,000)	-100.00%
Noninterest income	14,744	16,229	(1,485)	-9.15%
Noninterest expense	(57,557)	(59,144)	1,587	2.68%
Income taxes	(18,231)	(18,425)	194	1.05%
Net earnings	$50,564	$51,104	$(540)	-1.06%
Earnings per common share:
Basic	$0.37	$0.37	$(0.01)
Diluted	$0.37	$0.36	$—
Return on average assets	1.34%	1.37%	-0.03%
Return on average shareholders' equity	9.06%	9.31%	-0.25%
Efficiency ratio	45.55%	46.69%	-1.14%
Noninterest expense to average assets	1.52%	1.58%	-0.06%

	Three Months Ended
	June 30,		Variance
	2025	2024	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$111,608	$110,849	$759	0.68%
Recapture of (provision for) credit losses	—	—	—	0.00%
Noninterest income	14,744	14,424	320	2.22%
Noninterest expense	(57,557)	(56,497)	(1,060)	-1.88%
Income taxes	(18,231)	(18,741)	510	2.72%
Net earnings	$50,564	$50,035	$529	1.06%
Earnings per common share:
Basic	$0.37	$0.36	$—
Diluted	$0.37	$0.36	$—
Return on average assets	1.34%	1.24%	0.10%
Return on average shareholders' equity	9.06%	9.57%	-0.51%
Efficiency ratio	45.55%	45.10%	0.45%
Noninterest expense to average assets	1.52%	1.40%	0.12%

	Six Months Ended
	June 30,		Variance
	2025	2024	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$222,052	$223,310	$(1,258)	-0.56%
Recapture of (provision for) credit losses	2,000	—	2,000	100.00%
Noninterest income	30,973	28,537	2,436	8.54%
Noninterest expense	(116,701)	(116,268)	(433)	-0.37%
Income taxes	(36,656)	(36,945)	289	0.78%
Net earnings	$101,668	$98,634	$3,034	3.08%
Earnings per common share:
Basic	$0.73	$0.71	$0.01
Diluted	$0.73	$0.71	$0.01
Return on average assets	1.35%	1.22%	0.13%
Return on average shareholders' equity	9.18%	9.44%	-0.26%
Efficiency ratio	46.12%	46.17%	-0.05%
Noninterest expense to average assets	1.55%	1.44%	0.11%

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2025	2025	2024	2025	2024
	(Dollars in thousands)
Net Income	$50,564	$51,104	$50,035	$101,668	$98,634
Add: Amortization of intangible assets	1,155	1,155	1,437	2,310	2,875
Less: Tax effect of amortization of intangible assets (1)	(341)	(341)	(425)	(683)	(850)
Tangible net income	$51,378	$51,918	$51,047	$103,295	$100,659

Average stockholders' equity	$2,237,948	$2,226,948	$2,102,466	$2,232,478	$2,100,666
Less: Average goodwill	(765,822)	(765,822)	(765,822)	(765,822)	(765,822)
Less: Average intangible assets	(8,232)	(9,518)	(13,258)	(8,872)	(13,922)
Average tangible common equity	$1,463,894	$1,451,608	$1,323,386	$1,457,784	$1,320,922

Return on average equity, annualized (2)	9.06%	9.31%	9.57%	9.18%	9.44%
Return on average tangible common equity, annualized (2)	14.08%	14.51%	15.51%	14.29%	15.32%

(1)
Tax effected at respective statutory rates.
(2)
Annualized where applicable.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the three and six months ended June 30, 2025 and 2024. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

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
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,485,298	$18,154	2.92%	$2,739,571	$21,057	3.08%
Tax-advantaged	20,303	145	3.41%	24,525	168	3.28%
Held-to-maturity securities:
Taxable	1,977,744	10,537	2.13%	2,070,086	11,050	2.14%
Tax-advantaged	364,070	2,349	3.12%	372,777	2,395	3.11%
Investment in FHLB stock	18,012	411	9.15%	18,012	377	8.42%
Interest-earning deposits with other institutions	337,929	3,768	4.47%	716,916	9,825	5.51%
Loans (2)	8,354,898	108,845	5.22%	8,731,587	114,200	5.26%
Total interest-earning assets	13,558,254	144,209	4.28%	14,673,474	159,072	4.37%
Total noninterest-earning assets	1,624,920			1,606,092
Total assets	$15,183,174			$16,279,566

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,183,585	$20,909	2.00%	$3,996,035	$19,888	2.00%
Time deposits	572,243	3,920	2.75%	732,829	6,091	3.34%
Total interest-bearing deposits	4,755,828	24,829	2.09%	4,728,864	25,979	2.21%
FHLB advances, other borrowings, and customer repurchase agreements	884,788	7,401	3.36%	2,137,458	22,244	4.19%
Interest expense - Other interest-bearing liabilities	33,891	371	4.33%	—	—	0.00%
Interest-bearing liabilities	5,674,507	32,601	2.30%	6,866,322	48,223	2.82%
Noninterest-bearing deposits	7,051,702			7,153,315
Other liabilities	219,017			157,463
Stockholders' equity	2,237,948			2,102,466
Total liabilities and stockholders' equity	$15,183,174			$16,279,566

Net interest income		$111,608			$110,849

Net interest spread - tax equivalent			1.98%			1.55%
Net interest margin			3.30%			3.03%
Net interest margin - tax equivalent			3.31%			3.05%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the three months ended June 30, 2025 and June 30, 2024. The non TE rates for total investment securities were 2.57% and 2.71% for the three months ended June 30, 2025 and June 30, 2024, respectively.
(2)
Includes loan fees of $615,000 and $721,000 for the three months ended June 30, 2025 and June 30, 2024, respectively. Prepayment penalty fees of $680,000 and $440,000 are included in interest income for the three months ended June 30, 2025 and June 30, 2024, respectively.
(3)
Includes interest-bearing demand and money market accounts.

	Six Months Ended June 30,
	2025			2024
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,501,885	$36,744	2.94%	$2,807,107	$42,337	3.02%
Tax-advantaged	20,428	289	3.38%	24,990	334	3.20%
Held-to-maturity securities:
Taxable	1,990,404	21,196	2.13%	2,075,535	22,034	2.12%
Tax-advantaged	365,180	4,711	3.12%	374,702	4,813	3.11%
Investment in FHLB stock	18,012	790	8.84%	18,012	796	8.89%
Interest-earning deposits with other institutions	250,644	5,565	4.48%	580,508	15,898	5.51%
Loans (2)	8,410,871	217,916	5.22%	8,778,083	230,549	5.28%
Total interest-earning assets	13,557,424	287,211	4.28%	14,658,937	316,761	4.36%
Total noninterest-earning assets	1,618,854			1,583,552
Total assets	$15,176,278			$16,242,489

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,243,015	$42,285	2.01%	$4,001,580	$38,417	1.93%
Time deposits	567,752	7,866	2.79%	589,920	8,928	3.04%
Total interest-bearing deposits	4,810,767	50,151	2.10%	4,591,500	47,345	2.07%
FHLB advances, other borrowings, and customer repurchase agreements	857,745	14,201	3.34%	2,219,354	46,106	4.18%
Interest expense - Other interest-bearing liabilities	37,070	807	4.33%	—	—	0.00%
Interest-bearing liabilities	5,705,582	65,159	2.30%	6,810,854	93,451	2.76%
Noninterest-bearing deposits	7,029,156			7,168,016
Other liabilities	209,062			162,953
Stockholders' equity	2,232,478			2,100,666
Total liabilities and stockholders' equity	$15,176,278			$16,242,489

Net interest income		$222,052			$223,310

Net interest spread - tax equivalent			1.98%			1.60%
Net interest margin			3.30%			3.06%
Net interest margin - tax equivalent			3.31%			3.07%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory rates of 21% in effect for the six months ended June 30, 2025 and June 30, 2024. The non TE rates for total investment securities were 2.58% and 2.63% for the six months ended June 30, 2025 and June 30, 2024, respectively.
(2)
Includes loan fees of $1.3 million and $1.4 million for the six months ended June 30, 2025 and June 30, 2024, respectively. Prepayment penalty fees of $1.6 million and $1.1 million are included in interest income for the six months ended June 30, 2025 and June 30, 2024, respectively.
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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended June 30,
	2025 Compared to 2024
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(1,955)	$(1,068)	$120	$(2,903)
Tax-advantaged investment securities	(29)	7	(1)	(23)
Held-to-maturity securities:
Taxable investment securities	(492)	(21)	—	(513)
Tax-advantaged investment securities	(56)	10	—	(46)
Investment in FHLB stock	—	33	1	34
Interest-earning deposits with other institutions	(5,208)	(1,858)	1,009	(6,057)
Loans	(4,940)	(754)	339	(5,355)
Total interest income	(12,680)	(3,651)	1,468	(14,863)

Interest expense:
Savings deposits	936	29	56	1,021
Time deposits	(1,338)	(1,088)	255	(2,171)
FHLB advances, other borrowings, and customer repurchase agreements	(13,072)	(4,426)	2,655	(14,843)
Interest expense - Other interest-bearing liabilities	—	—	371	371
Total interest expense	(13,474)	(5,485)	3,337	(15,622)
Net interest income	$794	$1,834	$(1,869)	$759

	Comparison of Six Months Ended June 30,
	2025 Compared to 2024
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(9,219)	$(2,267)	$5,893	$(5,593)
Tax-advantaged investment securities	(122)	39	38	(45)
Held-to-maturity securities:
Taxable investment securities	(1,808)	137	833	(838)
Tax-advantaged investment securities	(245)	42	101	(102)
Investment in FHLB stock	—	(8)	2	(6)
Interest-earning deposits with other institutions	(18,167)	(5,979)	13,813	(10,333)
Loans	(19,392)	(5,045)	11,804	(12,633)
Total interest income	(48,953)	(13,081)	32,484	(29,550)

Interest expense:
Savings deposits	4,661	3,163	(3,956)	3,868
Time deposits	(675)	(1,472)	1,085	(1,062)
FHLB advances, other borrowings, and customer repurchase agreements	(56,884)	(18,621)	43,600	(31,905)
Interest expense - Other interest-bearing liabilities	—	—	807	807
Total interest expense	(52,898)	(16,930)	41,536	(28,292)
Net interest income	$3,945	$3,849	$(9,052)	$(1,258)

Second Quarter of 2025 Compared to the Second Quarter of 2024

Net interest income, before provision for credit losses, of $111.6 million for the second quarter of 2025 increased by $759,000, or 0.7%, from the second quarter of 2024. The increase in net interest income compared to the second quarter of 2024 was due primarily to a decrease in interest expense from borrowings offset partially by lower interest income in the second quarter of 2025.

Total interest income of $144.2 million declined by $14.9 million, or 9.34%, when compared to the second quarter of 2024. This decrease was primarily due to a $1.12 billion decline in average interest-earning assets and a nine basis point decrease of the yield on earning assets. Average loan balances declined by $376.7 million from the second quarter of 2024. Compared to the second quarter of 2024, the average balance of investment securities decreased by $359.5 million, while the average amount of funds held at the Federal Reserve decreased by $371.9 million.

Total interest income and fees on loans for the second quarter of 2025 was $108.8 million, a decrease of $5.4 million, or 4.69%, from the second quarter of 2024. This decrease in income was primarily due to a decline in loan yields from 5.26% for the second quarter of 2024, to 5.22% for the second quarter of 2025. Loan yields decreased as declining short term interest rates such as the Prime rate impacted variable indexed loans, as well as lower utilization of higher yielding lines of credit.

Interest income from investment securities was $31.2 million, a decrease of $3.5 million, or 10.05%, from the second quarter of 2024. The decrease was driven primarily by a $2.8 million decrease in the positive carry on pay-fixed swaps that are available for sale investment fair value hedges. The spread between daily SOFR and fixed rate paid on these swaps decreased from 1.65% in the second quarter of 2024 to .72% in the second quarter of 2025. Excluding the impact of the fair value hedges, investment security yields increased by 12 basis points, partially offsetting the $360 million decrease in average investment balances.

Interest expense was $32.6 million for the second quarter of 2025, a decrease of $15.6 million, compared to the second quarter of 2024. Total cost of funds of 1.03% for the second quarter of 2025 decreased from 1.38% for the year ago quarter. This 35 basis point decrease in cost of funds was primarily the result of a $1.3 billion decrease in borrowings, as well as the 18 basis point decrease in average borrowing costs, when compared to the second quarter of 2024. The redemption of $1.3 billion of Federal Reserve Bank Term Funding Program borrowings in the third quarter of 2024 resulted in the year over year decline in the level of borrowings. A 12 basis point decrease in the cost of total interest-bearing deposits was primarily due to a $160.6 million decrease in average time deposits and a 59 basis point decrease in the cost of time deposits. The cost of customer repurchase agreements increased from .47% in the second quarter of 2024 to 1.66% in the second quarter of 2025. Average noninterest-bearing deposits were 59.7% of total deposits for the second quarter of 2025, compared to 60.2% for the second quarter of 2024.

Six Months of 2025 Compared to Six Months of 2024

Net interest income, before provision for credit losses, was $222.0 million for the six months ended June 30, 2025, a decrease of $1.3 million, or 0.56%, compared to $223.3 million for the same period in 2024. The decrease in net interest income for the six months ended June 30, 2025 compared to the same period in 2024 was due to a decrease in the balance and yield on average interest-earning assets, partially offset by a decrease in the balance and cost in interest-bearing liabilities. The average balance on interest-bearing liabilities decreased by $1.1 billion, or 7.51%, to $5.71 billion for the six months ended June 30, 2025, from $6.81 billion for the same period in the prior year. Our net interest margin (TE) was 3.31% for the first six months of 2025, compared to 3.07% for the same period of 2024.

Total interest income was $287.2 million for the six months ended June 30, 2025, which was $29.6 million, or 9.33%, lower than the same period of 2024. The decline was due to the decrease in the average balance on interest-earning assets which decreased by $1.1 billion, or 7.51%, to $13.56 billion for the six months ended June 30, 2025 from $14.66 billion for the same period in 2024, and an eight basis point decrease in the yield on earning assets, to 4.28% for the first six months of 2025, compared to 4.36% for 2024. The year-over-year decrease in average earning assets resulted from a decline of $404.4 million in average investment securities, a $367.2 million decrease in our average loan balances, and a $321.4 million decrease in the average amount of funds held at the Federal Reserve. The eight basis point decrease in the average earning asset yield compared to the first six months of 2024 resulted from a six basis point decrease in loan yields, from 5.28% for the first six months of 2024 to 5.22% for the same period of 2025, and a five basis point decrease in the non tax-equivalent yield on investment securities. Loan yields declined from 5.28% for the second quarter of 2024 to 5.22% for the second quarter of 2025, as the Federal Reserve decreased the fed funds rate by 100 basis points during the second half of 2024. Including the impact of fair value hedges, the yield on investment securities decreased from 2.67% for the first six months of 2024 to 2.62% for the six months ended June 30, 2025. The decrease in yield includes the positive carry on the fair value hedges, which resulted in $2.3 million of interest income for the six months ended June 30, 2025, compared to $7.8 million in the first six months of 2024.

Interest expense of $65.2 million for the six months ended June 30, 2025, decreased by $28.3 million from the same period of 2024. Total cost of funds for the first six months of 2025 was 1.03%, compared with 1.34% for the same period of 2024. Average noninterest-bearing deposits for the six months ending June 30, 2025 decreased by $138.9 million, compared to the first six months of 2024. Average noninterest-bearing deposits represented 59.37% of our total average deposits for the six months ended June 30, 2025, compared to 60.96% for the same period of 2024. The average rate paid on interest-bearing liabilities decreased by 46 basis points, to 2.30% for the first six months of 2025, from 2.76% for the same period of 2024. The average rate paid on interest-bearing deposits for the first six months of 2025 increased by three basis points from the same period in 2024. The average balance of time deposits decreased by $22.2 million to $567.8 million in the first six months of 2025 compared to $589.9 million in the same period in 2024, while the cost of time deposits decreased to 2.79%, from 3.04% in the same period in 2024. The average balance on non-maturity interest-bearing deposits increased from the prior year period by $241.4 million, with the cost of these deposits increasing by eight basis points. Average borrowings for the first six months of 2025 were $510.6 million at a cost of 4.61%, compared with a cost of 4.76% on $1.92 billion of average borrowings for the same period of 2024. The decrease in rates on deposits and borrowings was due to declining market rates and the redemption of Bank Term Funding Program borrowings.

Provision for (Recapture of) Credit Losses

The provision for (recapture of) credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan portfolio as of the balance sheet date.

There was no provision for credit losses in the second quarter of 2025, compared to no provision in the second quarter of 2024. Net charge-offs for the second quarter of 2025 were $249,000, compared to $31,000 in the second quarter of 2024. Projected loss rates were 0.93% at June 30, 2025, compared to 0.95% at June 30, 2024.

There was a $2 million recapture of credit losses for the six months ended June 30, 2025, compared to no provision or recapture for credit losses for the same period of 2024. We experienced credit charge-offs of $469,000 and total recoveries of $350,000, resulting in net charge-offs of $119,000 for 2025 year-to-date. For the six months ended June 30, 2024, we experienced credit charge-offs of $4.3 million and total recoveries of $262,000, resulting in net charge-offs of $4.1 million. Refer to the discussion of “Allowance for Credit Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

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

The following table sets forth the various components of noninterest income for the periods presented.

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2025	2024	$	%	2025	2024	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,959	$5,117	$(158)	-3.09%	$9,867	$10,153	$(286)	-2.82%
Trust and investment services	3,716	3,428	288	8.40%	7,127	6,652	475	7.14%
Bankcard services	647	370	277	74.86%	1,277	755	522	69.14%
BOLI income	3,228	2,942	286	9.72%	6,059	6,535	(476)	-7.28%
Gain on OREO, net	—	—	—	—	2,183	—	2,183	—
Other	2,194	2,567	(373)	-14.53%	4,460	4,442	18	0.41%
Total noninterest income	$14,744	$14,424	$320	2.22%	$30,973	$28,537	$2,436	8.54%

Second Quarter of 2025 Compared to the Second Quarter of 2024

The $320,000 increase in noninterest income included a $286,000 increase in BOLI, primarily due to higher death benefits received during the second quarter of 2025. The decrease in other income included the impact in the second quarter of 2024 from income of approximately $500,000 related to previously acquired and charged-off loans, as well as income from a building sale originally consummated in 2013. The $158,000 decrease in deposit service charges was offset by $277,000 increase in bankcard service fees, primarily due to increased merchant processing fees.

Trust and Investment Services represents our CitizensTrust group. The CitizensTrust group is made up of wealth management and investment services. They provide a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At June 30, 2025, CitizensTrust had approximately $5 billion in assets under management and administration, including $3.54 billion in assets under management. CitizensTrust generated fees of $3.7 million for the second quarter of 2025, compared to $3.4 million for the same period of 2024.

Six Months of 2025 Compared to Six Months of 2024

The $2.4 million year-over-year increase in noninterest income included a $2.2 million gain on sale of OREO during the first quarter of 2025. Trust and investment fees grew by $475,000 or 7.14% due to increased assets under management. The $286,000 decrease in deposit service charges was offset by $522,000 increase in bankcard service fees, primarily due to $530,000 increase in merchant processing fees. CRA investment income increased by approximately $475,000, due to changes in the net asset value of certain equity investments, but BOLI income decreased by $476,000 due to lower death benefits and changes in net asset value of policies related to deferred compensation.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2025	2024	$	%	2025	2024	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$34,999	$35,426	$(427)	-1.21%	$71,476	$71,827	$(351)	-0.49%
Occupancy	4,865	4,665	200	4.29%	9,628	9,235	393	4.26%
Equipment	1,241	1,107	134	12.10%	2,476	2,102	374	17.79%
Professional services	2,191	2,726	(535)	-19.63%	4,272	4,981	(709)	-14.23%
Computer software expense	4,410	3,949	461	11.67%	8,631	7,474	1,157	15.48%
Marketing and promotion	1,817	1,956	(139)	-7.11%	3,805	3,586	219	6.11%
Amortization of intangible assets	1,155	1,437	(282)	-19.62%	2,310	2,875	(565)	-19.65%
Telecommunications expense	540	489	51	10.43%	1,054	982	72	7.33%
Regulatory assessments	2,018	1,414	604	42.72%	4,035	5,859	(1,824)	-31.13%
Insurance	492	509	(17)	-3.34%	974	1,016	(42)	-4.13%
Provision for (recapture of) unfunded loan commitments	—	(500)	500	100.00%	500	(500)	1,000	200.00%
Directors' expenses	295	327	(32)	-9.79%	597	655	(58)	-8.85%
Other	3,534	2,992	542	18.11%	6,943	6,176	767	12.42%
Total noninterest expense	$57,557	$56,497	$1,060	1.88%	$116,701	$116,268	$433	0.37%

Noninterest expense to average assets	1.52%	1.40%			1.55%	1.44%
Efficiency ratio (1)	45.55%	45.10%			46.12%	46.17%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.52% for the second quarter of 2025, compared to 1.40% for the second quarter of 2024.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 45.55% for the second quarter of 2025, compared to 45.10% for the second quarter of 2024.

Second Quarter of 2025 Compared to the Second Quarter of 2024

Noninterest expense of $57.6 million for the second quarter of 2025, was $1.1 million, or 1.88% higher than the second quarter of 2024. The $1.1 million increase in noninterest expense year-over-year included the impact of a $500,000 recapture of unfunded commitments reserve in the second quarter of 2024 and a $700,000 reduction of the FDIC special assessment accrual recorded in the second quarter of 2024.

Six Months of 2025 Compared to Six Months of 2024

Noninterest expense of $116.7 million for the first six months of 2025 was $433,000 higher than the prior year period. Year-over-year expense increases included $1.2 billion, or a 15.5% increase in data processing costs from continued investments in technology and automation, which coincides with a $351,000 decrease in salary and benefit expense. Regulatory assessment expense declined by $1.8 million as there was additional accruals in the first half of 2024 for the FDIC special assessment fee from initial estimates of losses from bank failures in 2023. This was offset by the impact of the change in unfunded commitment reserve. The first six months of 2025 included $500,000 in provision for unfunded loan commitments, compared to $500,000 recapture of for the same period of 2024, resulting in a $1 million increase in expense. Legal expenses also decreased by $896,000 in the first half of 2025, primarily due to legal expenses incurred in the first half of 2024 related to the lawsuit the Company pursued related to allegations of trade secrets misappropriation that was settled subsequent to the end of the second quarter of 2025. As a percentage of average assets, noninterest expense was 1.55% for the six months ended June 30, 2025, compared to 1.44% for the same period of 2024. For the six months ended June 30, 2025, the efficiency ratio was 46.12%, compared to 46.17% for the same period of 2024.

Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2025 was 26.50%, compared to 27.25% for the three and six months ended June 30, 2024, respectively. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income from municipal securities and BOLI, as well as available tax credits. The decrease in the effective tax rate was primarily driven by increased investments in solar tax credits.

The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $15.41 billion at June 30, 2025 increased by $260.5 million, or 1.72%, from total assets of $15.15 billion at December 31, 2024. Interest-earning assets of $13.74 billion at June 30, 2025 increased by $217.1 million, or 1.60%, when compared with $13.53 billion at December 31, 2024. The increase in interest-earning assets was primarily due to a $492.8 million increase in interest-earning balances due from the Federal Reserve, offset by a $177.9 million decrease in total loans, and a $108.2 million decrease in investment securities.

Total liabilities were $13.17 billion at June 30, 2025, an increase of $206.5 million, or 1.59%, from total liabilities of $12.97 billion at December 31, 2024. Total deposits increased by $36.4 million, or 0.30%, with noninterest-bearing deposits increasing by $210.0 million, or 2.98%. Interest-bearing deposits declined by $173.6 million, or 3.53%. Borrowings remained the same balance as of December 31, 2024. At June 30, 2025, total borrowings consisted of $500 million of FHLB advances, at an average cost of approximately 4.6%.

Total equity increased $54.0 million to $2.24 billion at June 30, 2025, compared to total equity of $2.19 billion at December 31, 2024. Increases to equity included $101.7 million in net earnings and a $43.9 million increase in other comprehensive income that were partially offset by $55.6 million in cash dividends. In the first half of 2025, we repurchased, under our stock repurchase plan, 2,063,564 shares of common stock, at an average repurchase price of $18.15, totaling $37.5 million. We engaged in no stock repurchases during the first half of 2024.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. We continued to shrink our investment portfolio. At June 30, 2025, total investment securities were $4.81 billion. This represented a decrease of $108.2 million, or 2.20%, from $4.92 billion at December 31, 2024. The overall decrease in investment securities was primarily due to a $55.8 million decline in our AFS securities. At June 30, 2025, our AFS investment securities totaled $2.49 billion, inclusive of a pre-tax net unrealized loss of $363.7 million. The $84 million increase in fair value of our AFS securities was partially offset by a $17 million decrease in the fair value of our derivatives that hedge the change in value of our AFS portfolio. The after-tax unrealized loss reported in AOCI on our AFS investment securities at June 30, 2025 was $258 million. The changes in the net unrealized holding loss resulted primarily from fluctuations in market interest rates. At June 30, 2025, investment securities HTM totaled $2.33 billion. For the six months ended June 30, 2025 and 2024, repayments/maturities of investment securities totaled $220 million and $258.4 million, respectively. The Company purchased $29.3 million and $33 million of short-term treasury notes for pledging purposes in the second quarter of 2025 and 2024, respectively. We also originated $6.2 million of Commercial Property Assessed Clean Energy ("C-PACE") bonds in the first half of 2025, which are included in our HTM securities portfolio. There were no investment securities sold during the second quarter of 2025 and 2024.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	June 30, 2025
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$34,369	$5	$(2)	$34,372	1.38%
Mortgage-backed securities	2,329,953	1,339	(251,108)	2,080,184	83.67%
CMO/REMIC	462,422	—	(112,812)	349,610	14.06%
Municipal bonds	21,770	28	(1,179)	20,619	0.83%
Other securities	1,521	—	—	1,521	0.06%
Unallocated portfolio layer fair value basis adjustments (1)	(9,585)	9,585	—	—	0.00%
Total available-for-sale securities	$2,840,450	$10,957	$(365,101)	$2,486,306	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$506,465	$—	$(91,663)	$414,802	21.76%
Mortgage-backed securities	583,542	—	(98,102)	485,440	25.07%
CMO/REMIC	770,567	—	(160,170)	610,397	33.11%
Municipal bonds	448,971	359	(42,898)	406,432	19.30%
Other securities (2)	17,685	—	—	17,685	0.76%
Total held-to-maturity securities	$2,327,230	$359	$(392,833)	$1,934,756	100.00%

	December 31, 2024
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$34,149	$106	$—	$34,255	1.35%
Mortgage-backed securities	2,460,573	337	(326,376)	2,134,534	83.97%
CMO/REMIC	471,921	—	(120,399)	351,522	13.82%
Municipal bonds	21,755	28	(1,406)	20,377	0.80%
Other securities	1,427	—	—	1,427	0.06%
Unallocated portfolio layer fair value basis adjustments (1)	7,222	—	(7,222)	—	0.00%
Total available-for-sale securities	$2,997,047	$471	$(455,403)	$2,542,115	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$514,572	$—	$(106,315)	$408,257	21.62%
Mortgage-backed securities	614,383	—	(110,020)	504,363	25.82%
CMO/REMIC	784,059	—	(170,121)	613,938	32.95%
Municipal bonds	455,199	1,158	(40,025)	416,332	19.13%
Other securities (2)	11,455	—	—	11,455	0.48%
Total held-to-maturity securities	$2,379,668	$1,158	$(426,481)	$1,954,345	100.00%

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

(2)
Represents Commercial Property Assessed Clean Energy ("C-PACE") bonds.

As of June 30, 2025, approximately $24.0 million in U.S. government agency bonds are callable. The Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds, which represented approximately 9% of the total investment portfolio, are predominately AA or higher rated securities.

The following table presents the Company’s AFS investment securities and HTM investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$4,914	$(2)	$—	$—	$4,914	$(2)
Mortgage-backed securities	192,892	(1,036)	1,725,631	(250,072)	1,918,523	(251,108)
CMO/REMIC	—	—	349,609	(112,812)	349,609	(112,812)
Municipal bonds	—	—	19,696	(1,179)	19,696	(1,179)
Total available-for-sale securities	$197,806	$(1,038)	$2,094,936	$(364,063)	$2,292,742	$(365,101)

Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$414,802	$(91,663)	$414,802	$(91,663)
Mortgage-backed securities	1,922	(5)	483,518	(98,097)	485,440	(98,102)
CMO/REMIC	—	—	610,397	(160,170)	610,397	(160,170)
Municipal bonds	89,306	(3,976)	292,372	(38,922)	381,678	(42,898)
Total held-to-maturity securities	$91,228	$(3,981)	$1,801,089	$(388,852)	$1,892,317	$(392,833)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$204,428	$(700)	$1,757,066	$(325,677)	$1,961,494	$(326,377)
CMO/REMIC	1	—	351,521	(120,399)	351,522	(120,399)
Municipal bonds	3,215	(155)	16,262	(1,250)	19,477	(1,405)
Total available-for-sale securities	$207,644	$(855)	$2,124,849	$(447,326)	$2,332,493	$(448,181)

Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$408,257	$(106,315)	$408,257	$(106,315)
Mortgage-backed securities	2,072	(42)	502,292	(109,978)	504,364	(110,020)
CMO/REMIC	—	—	613,937	(170,121)	613,937	(170,121)
Municipal bonds	63,668	(1,067)	286,868	(38,958)	350,536	(40,025)
Total held-to-maturity securities	$65,740	$(1,109)	$1,811,354	$(425,372)	$1,877,094	$(426,481)

Once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Management determined that credit losses did not exist for securities in an unrealized loss position as of June 30, 2025 and December 31, 2024.

Refer to Note 4 – Investment Securities of the notes to the unaudited condensed consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans

Total loans and leases, at amortized cost, of $8.36 billion at June 30, 2025 decreased by $177.9 million, or 2.08%, from December 31, 2024. The decrease in total loans included decreases of $186.1 million in dairy & livestock and agribusiness loans and $12.8 million in commercial and industrial loans. The decline in dairy & livestock loans primarily relates to the seasonal peak in line utilization at the end of every calendar year, demonstrated by a decline in utilization from 81% at the end of 2024 to 62% at June 30, 2025. Excluding the decline in dairy & livestock loans, total gross loans would have increased by $8 million, as commercial real estate loans grew by $10 million and SFR mortgage loans grew by $19.3 million.

The following table presents our loan portfolio by type as of the dates presented.

	June 30, 2025	December 31, 2024
	(Dollars in thousands)

Commercial real estate	$6,517,415	$6,507,452
Construction	17,658	16,082
Small Business Administration ("SBA")	271,735	273,013
SBA - Paycheck Protection Program ("PPP")	85	774
Commercial and industrial	912,427	925,178
Dairy & livestock and agribusiness	233,772	419,904
Municipal lease finance receivables	63,652	66,114
SFR mortgage	288,435	269,172
Consumer and other loans	53,322	58,743
Total loans, at amortized cost	8,358,501	8,536,432
Less: Allowance for credit losses	(78,003)	(80,122)
Total loans and lease finance receivables, net	$8,280,498	$8,456,310

As of June 30, 2025, $417.1 million, or 6.40% of the total commercial real estate loans included loans secured by farmland, compared to $449.8 million, or 6.91%, at December 31, 2024. The loans secured by farmland included $104.6 million for loans secured by dairy & livestock land and $312.6 million for loans secured by agricultural land at June 30, 2025, compared to $109.1 million for loans secured by dairy & livestock land and $340.7 million for loans secured by agricultural land at December 31, 2024. As of June 30, 2025, dairy & livestock and agribusiness loans of $233.8 million were comprised of $199.4 million of dairy & livestock loans and $34.4 million of agribusiness loans, compared to $419.9 million comprised of $385.3 million of dairy & livestock loans and $34.6 million of agribusiness loans December 31, 2024.

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

As of June 30, 2025, the Company had $210.5 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of June 30, 2025, the Company had $61.3 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As of June 30, 2025, the Company had $17.7 million in construction loans. This represents 0.21% of total loans held-for-investment. There were no nonperforming construction loans at June 30, 2025.

Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, by region as of June 30, 2025.

	June 30, 2025
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,047,841	36.5%	$2,238,800	34.4%
Central Valley and Sacramento	995,182	11.9%	1,532,720	23.5%
Orange County	1,903,291	22.8%	738,795	11.3%
Inland Empire	1,200,839	14.4%	874,071	13.4%
Central Coast	437,697	5.2%	377,038	5.8%
San Diego	318,920	3.8%	321,808	4.9%
Other California	145,146	1.7%	95,445	1.5%
Out of State	309,585	3.7%	338,738	5.2%
	$8,358,501	100.0%	$6,517,415	100.0%

The table below breaks down our commercial real estate portfolio.

	June 30, 2025
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
Commercial real estate:
Industrial	$2,227,319	34.2%	46.3%	$1,646
Office	1,036,089	15.9%	27.7%	1,690
Retail	894,414	13.7%	11.1%	1,720
Multi-family	815,624	12.5%	0.0%	1,551
Secured by farmland (2)	417,189	6.4%	99.5%	1,405
Medical	313,793	4.8%	34.1%	1,480
Other (3)	812,987	12.5%	42.9%	1,795
Total commercial real estate	$6,517,415	100.0%	35.1%	$1,640

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $104.6 million for loans secured by dairy & livestock land and $312.6 million for loans secured by agricultural land at June 30, 2025.
(3)
Other loans consist of a variety of loan types, none of which exceeded 2.0% of total commercial real estate loans at June 30, 2025.

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Nonaccrual loans	$25,969	$27,795
Total nonperforming loans	25,969	27,795
OREO, net	661	19,303
Total nonperforming assets	$26,630	$47,098
Modified loans to borrowers experiencing financial difficulty	$9,529	$6,467

Total nonperforming loans and performing modified loans to borrowers experiencing financial difficulty	$35,498	$34,262

Percentage of nonperforming loans and performing modified loans to borrowers experiencing financial difficulty to total loans, at amortized cost	0.42%	0.40%

Percentage of nonperforming assets to total loans, at amortized cost, and OREO	0.32%	0.55%
Percentage of nonperforming assets to total assets	0.17%	0.31%

Modifications of Loans to Borrowers Experiencing Financial Difficulty

There were four loans to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2025 with an amortized cost totaling $6.1 million at June 30, 2025, including three commercial real estate loans totaling $5.7 million and one dairy & livestock and agribusiness loans of $0.4 million.

The table below reflects the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified as of June 30, 2025 and June 30, 2024, and the financial effect of those modifications.

	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
June 30, 2025
Term Extension
Commercial real estate loans	$7,193	0.09%	Added a weighted-average 1.9 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	481	0.01%	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	395	0.00%	Added a weighted-average 1.6 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Total	$8,069

Term Extension and Interest Rate Reduction
Commercial real estate loans	677	0.01%	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10.00% to 7.25%.
Commercial and industrial	783	0.01%	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 8.50% to 7.75%.
Total	1,460
Total Modified	$9,529

	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
December 31, 2024
Term Extension
Commercial real estate loans	$2,180	0.03%	Added a weighted-average 1.7 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	2,804	0.03%	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	800	0.01%	Added a weighted-average 0.9 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Total	$5,784

Term Extension and Interest Rate Reduction
Commercial real estate loans	$683	0.01%	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10.00% to 7.25%.
Total	683
Total Modified	$6,467

As of June 30, 2025 and December 31, 2024, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the second quarter of 2025 and 2024 that subsequently defaulted. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty as of June 30, 2025.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$7,870	$—	$—
Commercial and industrial	1,264	—	—
Dairy & livestock and agribusiness	395	—	—
Total	$9,529	$—	$—

At June 30, 2025 and December 31, 2024, there was no ACL allocated to modified loans to borrowers experiencing financial difficulty. Impairment amounts identified are typically charged off against the allowance at the time the loan is considered uncollectible. There were no charge-offs on loans to borrowers experiencing financial difficulty for the six months ended June 30, 2025 and 2024.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2025	2025	2024	2024	2024
	(Dollars in thousands)
Nonperforming loans:
Commercial real estate	$24,379	$24,379	$25,866	$18,794	$21,908
SBA	1,265	1,024	1,529	151	337
Commercial and industrial	265	173	340	2,825	2,712
Dairy & livestock and agribusiness	60	60	60	143	—
Total	$25,969	$25,636	$27,795	$21,913	$24,957
% of Total loans	0.31%	0.31%	0.33%	0.26%	0.29%

Past due 30-89 days (accruing):
Commercial real estate	$—	$—	$—	$30,701	$43
SBA	3,419	718	88	—	—
Commercial and industrial	—	—	399	64	103
Total	$3,419	$718	$487	$30,765	$146
% of Total loans	0.04%	0.01%	0.01%	0.36%	0.00%

OREO:
Commercial real estate	$661	$495	$18,656	$—	$—
SFR mortgage	—	—	647	647	647
Total	$661	$495	$19,303	$647	$647
Total nonperforming, past due, and OREO	$30,049	$26,849	$47,585	$53,325	$25,750
% of Total loans	0.36%	0.32%	0.25%	0.62%	0.30%

Classified Loans	$73,422	$94,169	$89,549	$124,606	$124,728

Nonperforming loans, defined as nonaccrual loans, including modified loans on nonaccrual, and loans past due 90 days or more and still accruing interest, were $26 million at June 30, 2025, or 0.31% of total loans. This compares to nonperforming loans of $27.8 million, or 0.33% of total loans, at December 31, 2024 and $25.0 million, or 0.29% of total loans, at June 30, 2024. The $333,000 increase in nonperforming loans from March 31, 2025 was primarily due to the addition of one nonperforming SBA loan in the amount of $620,000.

Classified loans are loans that are graded “substandard” or worse. Classified loans decreased $20.7 million quarter-over-quarter, primarily as a result of one classified owner occupied commercial real estate loan of $17 million being upgraded.

At June 30, 2025, we had two OREO properties totaling $661,000. At December 31, 2024 we had four OREO properties totaling $19.3 million. In the first quarter of 2025, we sold four properties with a total book value of $19.3 million. These sales resulted in gains on sale of approximately $2.0 million.

Allowance for Credit Losses

The allowance for credit losses totaled $78.0 million as of June 30, 2025, compared to $80.1 million as of December 31, 2024 and $82.8 million as of June 30, 2024. Our allowance for credit losses at June 30, 2025 was 0.93% of total loans. This compares to 0.94% at December 31, 2024 and 0.95% at June 30, 2024. The decrease in our allowance for credit losses from December 31, 2024 was due to a $2 million recapture of credit losses compared to no provision for credit losses recorded for the six months ended June 30, 2024. Net charge-offs were $119 thousand for the six months ended June 30, 2025, compared to $4.1 million for the same period of 2024.

The allowance for credit losses as of June 30, 2025 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. The allowance for credit loss is sensitive to both changes in these portfolio characteristics and the forecast of macroeconomic variables. Risk attributes for commercial real estate loans include Original Loan to Value ratios ("OLTV"), origination year, loan seasoning, and macroeconomic variables that include Real GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans. The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans (excluding PPP loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with downside risks weighted among multiple forecasts. As of June 30, 2025, the resulting weighted forecast resulted in Real GDP declining in the second half of 2025. GDP growth is forecasted to be below 1% for the remaining of 2025 until second half of 2026, before rebounding to 2% by the end of 2027. The unemployment rate is forecasted to increase and reach 5% by the beginning of of 2026 and will remain above 5% until 2028.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	As of and For the
	Six Months Ended
	June 30,
	2025	2024
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$80,122	$86,842
Charge-offs:
Commercial real estate	—	(2,258)
SBA	(51)	(139)
Commercial and industrial	(413)	(1,917)
Consumer and other loans	(5)	(4)
Total charge-offs	(469)	(4,318)
Recoveries:
Construction	12	5
SBA	41	81
Commercial and industrial	297	176
Total recoveries	350	262
Net charge-offs	(119)	(4,056)
(Recapture of) provision for credit losses	(2,000)	—
Allowance for credit losses at end of period	$78,003	$82,786

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$6,250	$7,500
Provision for (recapture of) unfunded loan commitments	500	(500)
Reserve for unfunded loan commitments at end of period	$6,750	$7,000

Reserve for unfunded loan commitments to total unfunded loan commitments	0.33%	0.37%

Amount of total loans at end of period (1)	$8,358,501	$8,681,846
Average total loans outstanding (1)	$8,410,871	$8,731,587

Net (charge-offs) recoveries to average total loans	0.00%	-0.05%
Net (charge-offs) recoveries to total loans at end of period	0.00%	-0.05%
Allowance for credit losses to average total loans	0.93%	0.95%
Allowance for credit losses to total loans at end of period	0.93%	0.95%
Net (charge-offs) recoveries to allowance for credit losses	-0.15%	-4.90%
Net (charge-offs) recoveries to recapture for credit losses	5.95%	0.00%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The Bank’s ACL methodology also produced an allowance of $6.8 million for our off-balance sheet credit exposures as of June 30, 2025, compared with $6.3 million and $7.0 million as of December 31, 2024 and June 30, 2024. There was a $500,000 provision for unfunded loan commitments in the first six months of 2025, compared to a $500,000 recapture for the same period of 2024.

While we believe that the allowance at June 30, 2025 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that future economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

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

Total deposits were $11.98 billion at June 30, 2025. This represented an increase of $36.4 million, or 0.30%, when compared with total deposits of $11.95 billion at December 31, 2024. The composition of deposits is summarized as of the dates presented in the table below.

	June 30, 2025		December 31, 2024
	Balance	Percent	Balance	Percent
	(Dollars in thousands)

Noninterest-bearing deposits	$7,247,128	60.47%	$7,037,096	58.90%
Interest-bearing deposits
Investment checking	483,793	4.04%	551,305	4.61%
Money market	3,255,908	27.17%	3,363,804	28.15%
Savings	414,004	3.45%	422,583	3.54%
Time deposits	583,990	4.87%	573,593	4.80%
Total Deposits	$11,984,823	100.00%	$11,948,381	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Noninterest-bearing deposits totaled $7.25 billion for the second quarter of 2025, an increase of $210.0 million, or 2.98%, from $7.04 billion at December 31, 2024. Noninterest-bearing deposits were 60.47% of total deposits at the end of the second quarter of 2025, compared to 58.90% at December 31, 2024.

Interest-bearing non-maturity deposits, which include savings, interest-bearing demand, and money market accounts, totaled, totaled $4.74 billion at June 30, 2025, representing a decrease of $173.6 million, or 3.53%, from $4.91 billion at December 31, 2024.

Time deposits totaled $584.0 million at June 30, 2025, representing an increase of $10.4 million, or 1.81%, from total time deposits of $573.6 million at December 31, 2024.

During the first half of 2024, $300 million of brokered time deposits were issued and cash flow hedging transactions were simultaneously executed in which $300 million of notional pay-fixed interest rate swaps were consummated with maturities of three years, wherein the Company pays a weighted average fixed rate of approximately 4.2% and receives daily SOFR. We entered into these interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate. The fair value of these instruments totaled $2.86 million and were reflected as a liability at June 30, 2025.

Our deposits are primarily relationship based and include deposits and customer repurchase agreements ("repos"). For the second quarter of 2025, 79% of our deposits consisted of business deposits and 21% consist of consumer deposits, primarily the owners and employees of our business customers. One of the largest percentage of our deposits, 39%, are analyzed business accounts, which represent customer operating accounts that generally utilize a wide array of treasury management products. As most of our business customers need to operate with more than $250,000 in their operating account, we have a significant percentage of deposits that are uninsured. As of June 30, 2025, 45% of our total deposits and customer repos were uncollateralized and uninsured.

Our customer deposit relationships represent a diverse set of industries. Overall, there are 14 different industry classifications that represent 2% or more of our deposits as of June 30, 2025. The industry classification with the largest concentrations is finance & insurance, which represent 14% of our deposits. Manufacturing, property management, and other real estate rental & leasing, each represents 6% of our deposits. Our depositors have typically banked with us for many years. As of June 30, 2025, 46% of our deposit relationships have banked with us more than 10 years and 75% of our deposit relationships have been with us for three or more years.

Average total deposits and customer repos for the second quarter of 2025 increased by approximately $15 million when compared to the second quarter of 2024. Our average noninterest-bearing deposits continued to be greater than 59% of our average total deposits for the second quarter of 2025.

Our cost of deposits was 84 basis points on average for the second quarter of 2025, which compares to 86 basis points for the first quarter of 2025 and 88 basis points for the second quarter of 2024. During the Federal Reserve's interest rates tightening cycle from the first quarter of 2022 through the third quarter of 2024, our cost of deposits has increased by 96 basis points, representing a deposit beta of 18%, compared to the 525 basis point increase in the Fed Funds rate during the rising rate period.

Borrowings

At June 30, 2025, our borrowings were $904.2 million consisted of $404.2 million of repurchase agreements and $500.0 million of FHLB advances, at an average cost of approximately 4.55%. At December 31, 2024, our borrowings were $761.9 million including $261.9 million of repurchase agreements and $500.0 million of FHLB advances, at an average cost of approximately 4.55%. Refer to Note 6 - Borrowings of the notes to the consolidated financial statements for a more detailed discussion.

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price that reflects the market value of the use of these funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of June 30, 2025 and December 31, 2024, total funds borrowed under these agreements were $404.2 million and $261.9 million, respectively, with a weighted average interest rate of approximately 1.66% for the second quarter of 2025, compared to 0.47% for the second quarter of 2024.

At June 30, 2025, loans with a carrying value of $6.31 billion were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank. At June 30, 2025, the Bank had unused borrowing capacity at the FHLB of $4.06 billion and unused borrowing capacity at the FRB of $1.14 billion.

At June 30, 2025, investment securities with total carrying values of $3.21 billion were pledged, of which, $2.70 billion were pledged to secure various types of deposits, including $1.09 billion for public funds, $510.7 million for repurchase agreements, and $57 million for other purposes as required or permitted by law. In addition, investment securities with carrying values of $1.47 billion were pledged for unused borrowing capacity.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of June 30, 2025.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$11,984,823	$11,971,608	$11,639	$1,478	$98
Customer repurchase agreements (1)	404,154	404,154	—	—	—
Other borrowings	500,000	300,000	200,000	—	—
Deferred compensation	22,873	577	1,150	1,150	19,996
Operating leases	65,200	9,672	15,658	8,852	31,018
Equity investments	92,727	66,231	22,416	2,088	1,992
Total	$13,069,777	$12,752,242	$250,863	$13,568	$53,104

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

Equity investments represent commitments to contribute capital to LIHTC and other CRA related investment partnerships.

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at June 30, 2025.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	$392,116	$78,015	$185,640	$100,741	$27,720
Construction	70,322	36,612	23,710	—	10,000
Commercial and industrial	1,038,989	852,693	154,166	7,719	24,411
Dairy & livestock and agribusiness (1)	317,260	238,798	78,462	—	—
SFR Mortgage	829	—	—	—	829
Consumer and other loans	130,150	13,900	18,609	1,794	95,847
Total commitment to extend credit	1,949,666	1,220,018	460,587	110,254	158,807
Obligations under letters of credit	91,601	77,815	8,781	4,987	18
Total	$2,041,267	$1,297,833	$469,368	$115,241	$158,825

(1)
Total commitments to extend credit to agribusiness were $16.3 million at June 30, 2025.

As of June 30, 2025, we had commitments to extend credit of approximately $1.95 billion, and obligations under letters of credit of $91.6 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. As of June 30, 2025 and 2024, the balance in this reserve was $7 million and was included in other liabilities. Year-over-year, the reserve included $500,000 of provision for unfunded loan commitments for the six months ended June 30, 2025, compared to $500,000 in recapture of provision for the same period of 2024.

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

Total equity increased $54 million to $2.24 billion at June 30, 2025, compared to total equity of $2.19 billion at December 31, 2024. Increases to equity included $101.7 million in net earnings, that were partially offset by $55.6 million in cash dividends and a $43.9 million increase in other comprehensive income. During the second quarter of 2025, we repurchased 1,281,501 shares at an average price of $17.30, totaling $22.2 million. Total shares repurchased for the six months ended June 30, 2025 was 2,063,564, at an average price of $18.15, totaling $37.5 million. We did not engage in stock repurchases during the first six months of 2024 other than the shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards. Our tangible book value per share at June 30, 2025 was $10.64.

During the second quarter of 2025, the Board of Directors of CVB declared quarterly cash dividends totaling $0.20 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to.

On November 20, 2024, our Board of Directors approved a program to repurchase up to 10,000,000 shares (the "Maximum Amount") of CVB common stock including by means of one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions, at time and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations ("2024 Repurchase Program"). This 2024 Repurchase Program replaced in its entirety the Company's previous 2022 share repurchase program under which 4,300,059 shares remained available for repurchase and which has now been terminated. The 2024 Repurchase Program terminates on the earlier of the repurchase of the Maximum Amount or five years from the date of authorization. During the first quarter of 2025, we repurchased 782,063 shares at an average price of $19.55, totaling $15.3 million, while during the second quarter of 2025 1,281,501 shares were repurchased at an average price of $17.30, totaling $22.2 million . Total shares repurchased under the 2024 Repurchase Program was 2,063,564 shares, resulting in 7,936,436 remaining shares for repurchase. We engaged in no stock repurchases during the six months ended June 30, 2024 other than the shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At June 30, 2025, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business – Capital Adequacy Requirements” as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				June 30, 2025		December 31, 2024
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	11.84%	11.69%	11.46%	11.30%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	16.52%	16.30%	16.24%	16.01%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	16.52%	16.30%	16.24%	16.01%
Total risk-based capital ratio	8.00%	10.50%	10.00%	17.33%	17.11%	17.06%	16.82%

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

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand, deposit fluctuations, and borrowings. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. In addition to on balance sheet liquidity, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. In addition to having more than $730 million of cash on the balance sheet at June 30, 2025, we had substantial sources of off-balance sheet liquidity. These sources of available liquidity include $4.06 billion of secured and unused capacity with the Federal Home Loan Bank, $1.09 of secured unused borrowing capacity at the Fed’s discount window, more than $58 million of unpledged AFS securities that could be pledged at the discount window and $300 million of unsecured lines of credit. In addition to these borrowing sources, the Bank has capacity to utilize additional brokered deposits as of June 30, 2025. We can also obtain additional liquidity from deposit growth by utilizing state and national wholesale markets.

Our primary sources of funds for the Company are deposits, customer repurchase agreements and borrowings. Total deposits and customer repos of $12.39 billion at June 30, 2025 increased $178.7 million, or 1.46%, over total deposits and customer repos of $12.21 billion at December 31, 2024. As of June 30, 2025, total borrowings, consisted of $500 million of FHLB advances, at an average cost of approximately 4.55%. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. At June 30, 2025, our deposits and customer repurchase agreements that are neither collateralized nor insured were approximately $5.5 billion, or 45% of our total deposits and customer repos.

Additional sources of liquidity include cash on deposit at the Federal Reserve, which exceeded $540 million at June 30, 2024, and principal and interest payments from our investment portfolio. We shrank our investment portfolio by not reinvesting the cashflows generated by our investments during the first half of 2025. Our total investment portfolio declined by $108.2 million from December 31, 2024 to $4.81 billion as of June 30, 2025. The decrease was primarily due to a $48.8 million decline in AFS securities. AFS securities totaled $2.49 billion at June 30, 2025, inclusive of a pre-tax net unrealized loss of $363.7 million. Pre-tax unrealized loss decline by $84 million from December 31, 2024. Market risk, is partly managed by $700 million notional pay fixed swaps hedging the fair value of the AFS portfolio. The $84 million increase in fair value of our AFS securities was partially offset by a $16.95 million decrease in the fair value of our derivatives that hedge the change in value of our AFS portfolio.

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

Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2025 and 2024. For further details see our “Condensed Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

	Six Months Ended June 30,
	2025	2024
	(Dollars in thousands)

Average cash and cash equivalents	$401,722	$731,109
Percentage of total average assets	2.65%	4.50%

Net cash provided by operating activities	$94,986	$103,620
Net cash provided by investing activities	357,140	433,931
Net cash provided by financing activities	81,812	25,358
Net increase in cash and cash equivalents	$533,938	$562,909

Average cash and cash equivalents decreased by $329.4 million, or 45.05%, to $401.7 million for the six months ended June 30, 2025, compared to $731.1 million for the same period of 2024.

At June 30, 2025, cash and cash equivalents totaled $738.6 million. This represented an increase of $533.9 million, or 260.84%, from $204.7 million at December 31, 2024. Our cash on deposit at the Federal Reserve increased by $492.8 million when compared to December 31, 2024.

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

The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and interest expense paid on all interest-bearing liabilities reflected on our balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one and two year horizon assuming no balance sheet growth, given a 200 basis point upward and a 200 basis point downward shift in interest rates depending on the level of current market rates. The simulation model uses a parallel yield curve shift that adjusts rates up or down on a pro rata basis ramped over 12-months and measures the resulting net interest income sensitivity over both the 12-month and 24-month time horizons.

The following depicts the Company’s net interest income sensitivity analysis for the periods presented below, when rates are adjusted by ramping up 200 bps or ramping down 200 bps over a 12-month and 24-month time horizons.

	Estimated Net Interest Income Sensitivity (1)
	June 30, 2025			December 31, 2024
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)

+ 200 basis points	4.87%	6.82%	+ 200 basis points	4.66%	6.26%
- 200 basis points	-4.38%	-7.41%	- 200 basis points	-3.63%	-6.36%

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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At June 30, 2025 and December 31, 2024, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates. From December 31, 2024 to June 30, 2025, our EVE sensitivity to declining interest rates was modestly lower. Our overall sensitivity of EVE to changes in interest rates is generally modest, with the exception of more meaningful reductions in value if rates were to immediately decline by 300 or 400 basis points.

Economic Value of Equity Sensitivity

	June 30, 2025	December 31, 2024

400 bp decrease in interest rates	15.7%	15.7%
300 bp decrease in interest rates	15.8%	17.1%
200 bp decrease in interest rates	16.9%	17.9%
100 bp decrease in interest rates	17.3%	18.4%
Base	17.6%	19.0%
100 bp increase in interest rates	17.8%	19.2%
200 bp increase in interest rates	18.0%	19.6%
300 bp increase in interest rates	18.1%	19.8%
400 bp increase in interest rates	18.2%	20.0%

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

During the quarter ended June 30, 2025, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

We do not presently believe that the ultimate resolution of any lawsuits currently pending against the Company will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened against the Company could have a material adverse effect on our results of operations, financial condition and/or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2024. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and/or cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 20, 2024, our Board of Directors approved a program to repurchase up to 10,000,000 shares (the "Maximum Amount") of CVB common stock including by means of one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations ("2024 Repurchase Program"). This 2024 Repurchase Program replaces in its entirety the Company's previous 2022 share repurchase program under which 4,300,059 shares remained available for repurchase has now been terminated. The 2024 Repurchase Program terminates on the earlier of the repurchase of the Maximum Amount or five years from the date of authorization. In the second quarter of 2025, we repurchased 1,281,501 shares of common stock under this program, at an average price of $17.30, totaling $22.2 million. For the six months ended June 30, 2025 total shares repurchased was 2,063,564 shares at an average price of $18.15, totaling $37.5 million. As of June 30, 2025, an aggregate of 7,936,436 shares remained available for repurchase under our 2024 Repurchase Program. Additionally, there were 2,260 shares repurchased during the second quarter of 2025, pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares Available for Repurchase Under the Plans or Programs

April 1 - 30, 2025	907	$17.48	1,281,501	$17.30	7,936,436
May 1 - 31, 2025	651	$19.42	—	$-	7,936,436
June 1 - 30, 2025	702	$18.73	—	$-	7,936,436
Total	2,260	$18.43	1,281,501	$17.30	7,936,436
(1)
Shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

(Registrant)

Date: August 8, 2025

/s/ E. Allen Nicholson

E. Allen Nicholson

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)