Form 10-Q
period 2025-09-30
CVB FINANCIAL CORP
filed 2025-11-07
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 136,809,068 outstanding as of November 06, 2025.

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

General risks and uncertainties include, but are not limited to, the following: the strength of the United States economy and the strength of the local economies in which we conduct business; the effects of, and changes in, immigration, trade, tariff, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve
System; inflation/deflation, interest rate, market, and monetary fluctuations; the effect of acquisitions we have made or may make, including, without limitation, the failure to obtain the necessary regulatory approvals, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target, key personnel and customers into our operations; the timely development of competitive new products and services, and the acceptance of these products and services by potential and existing customers; the impact of changes in financial services policies, laws, and regulations, including those concerning banking, taxes, securities, and insurance, and the application thereof by regulatory agencies; the effectiveness of our risk management framework and quantitative models; changes in the levels of our nonperforming assets and charge-offs; the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting
Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible credit related impairments or declines in the fair value of loans and securities held by us; possible impairment charges to goodwill, including any impairment that may result from increased volatility in our stock price; changes in consumer or business spending, borrowing, and savings habits; the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations; periodic fluctuations in commercial or residential real estate prices or values; our ability to attract and retain deposits (including low cost deposits) or to access government or private lending facilities and other sources of liquidity; the possibility that we may reduce or discontinue the payments of dividends on our common stock; changes in the financial performance and/or condition of our borrowers or depositors; changes in the competitive environment among financial and bank holding companies and other financial service providers; technological changes in banking and financial services; systemic or non-systemic bank failures or crises; geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the United States and abroad; catastrophic events or natural disasters, including earthquakes, drought, climate change or extreme weather events that may affect our assets, communications or computer services, customers, employees or third party vendors; public health crises and pandemics, and their effects on our asset credit quality, business operations, and employees, as well as the impact on general economic and financial market conditions; cybersecurity threats and fraud and the cost of defending against them, including the costs of compliance with legislation or regulations to combat cybersecurity threats and fraud; our ability to recruit and retain key executives, board members and other employees, and our compliance with federal, state and local employment laws and regulations; ongoing or unanticipated regulatory or legal proceedings or outcomes; and our ability to manage the risks involved in the foregoing.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company's 2024 Annual Report on Form 10-K filed with the SEC and available at the SEC’s Internet site (http://www.sec.gov).

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements, except as required by law. Any statements about future operating results, such as those concerning accretion and dilution to the Company’s earnings, equity or shareholder returns, are for illustrative purposes only, are not forecasts, and actual results may differ.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$151,848	$153,875
Interest-earning balances due from Federal Reserve	632,072	50,823
Total cash and cash equivalents	783,920	204,698
Interest-earning balances due from depository institutions	13,163	480
Investment securities available-for-sale, at fair value (with amortized cost of $2,902,365 at September 30, 2025, and $2,997,047 at December 31, 2024)	2,579,397	2,542,115
Investment securities held-to-maturity (with fair value of $1,935,898 at September 30, 2025, and $1,954,345 at December 31, 2024)	2,297,909	2,379,668
Total investment securities	4,877,306	4,921,783
Investment in stock of Federal Home Loan Bank (FHLB)	18,012	18,012
Loans and lease finance receivables	8,470,906	8,536,432
Allowance for credit losses	(79,336)	(80,122)
Net loans and lease finance receivables	8,391,570	8,456,310
Premises and equipment, net	26,595	27,543
Bank owned life insurance	323,881	316,248
Accrued interest receivable	42,785	45,716
Intangibles	6,654	9,967
Goodwill	765,822	765,822
Income taxes	162,569	171,178
Other assets	253,929	215,898
Total assets	$15,666,206	$15,153,655

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$7,244,968	$7,037,096
Interest-bearing	4,879,271	4,911,285
Total deposits	12,124,239	11,948,381
Customer repurchase agreements	451,258	261,887
Other borrowings	500,000	500,000
Deferred compensation	21,994	22,909
Accrued interest payable	4,643	5,047
Other liabilities	282,005	229,115
Total liabilities	13,384,139	12,967,339

Commitments and Contingencies
Stockholders' Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 137,509,649 at September 30, 2025, and 139,690,086 at December 31, 2024	1,257,194	1,296,881
Retained earnings	1,272,649	1,201,499
Accumulated other comprehensive loss, net of tax	(247,776)	(312,064)
Total stockholders' equity	2,282,067	2,186,316
Total liabilities and stockholders' equity	$15,666,206	$15,153,655

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income:
Loans and leases, including fees	$110,825	$114,929	$328,741	$345,478
Investment securities:
Investment securities available-for-sale	18,867	20,178	55,900	62,489
Investment securities held-to-maturity	12,812	13,284	38,719	40,131
Total investment income	31,679	33,462	94,619	102,980
Dividends from FHLB stock	377	375	1,167	1,171
Interest-earning deposits with other institutions	7,231	16,986	12,796	32,884
Total interest income	150,112	165,752	437,323	482,513
Interest expense:
Deposits	26,096	29,821	76,247	77,166
Borrowings and customer repurchase agreements	8,109	22,312	22,310	68,418
Other	330	—	1,137	—
Total interest expense	34,535	52,133	99,694	145,584
Net interest income before provision for (recapture of) credit losses	115,577	113,619	337,629	336,929
Provision for (recapture of) credit losses	1,000	—	(1,000)	—
Net interest income after provision for (recapture of) credit losses	114,577	113,619	338,629	336,929
Noninterest income:
Service charges on deposit accounts	4,859	5,120	14,726	15,273
Trust and investment services	3,875	3,565	11,002	10,217
Bankcard services	684	355	1,961	1,110
BOLI income	3,267	3,499	9,326	10,034
Loss on sale of AFS investment securities	(8,185)	(11,582)	(8,185)	(11,582)
Gain on OREO, net	—	—	2,183	—
Gain on sale leaseback transactions	—	9,106	—	9,106
Other	8,506	2,771	12,965	7,213
Total noninterest income	13,006	12,834	43,978	41,371
Noninterest expense:
Salaries and employee benefits	35,876	36,647	107,352	108,474
Occupancy and equipment	5,823	6,204	17,927	17,541
Professional services	2,350	2,855	6,622	7,836
Computer software expense	4,350	3,906	12,981	11,380
Marketing and promotion	1,738	1,964	5,543	5,550
Amortization of intangible assets	1,003	1,286	3,312	4,161
Provision for (recapture of) unfunded loan commitments	500	(750)	1,000	(1,250)
Other	6,936	6,723	20,539	21,411
Total noninterest expense	58,576	58,835	175,276	175,103
Earnings before income taxes	69,007	67,618	207,331	203,197
Income taxes	16,421	16,394	53,077	53,339
Net earnings	$52,586	$51,224	$154,254	$149,858

Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period, before tax	$28,752	$84,789	$93,726	$69,229
Less: Income tax (expense) benefit related to items of other comprehensive income	(8,396)	(25,290)	(29,438)	(20,489)
Other comprehensive income (loss), net of tax	20,356	59,499	64,288	48,740
Comprehensive income (loss)	$72,942	$110,723	$218,542	$198,598

Basic earnings per common share	$0.38	$0.37	$1.12	$1.07
Diluted earnings per common share	$0.38	$0.37	$1.11	$1.07

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars and shares in thousands)

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, July 1, 2025	137,825	$1,260,843	$1,247,611	$(268,132)	$2,240,322
Repurchase of common stock	(297)	(6,086)	—	—	(6,086)
Exercise of stock options	7	93	—	—	93
Shares issued and compensation expense, pursuant to stock-based compensation plan, net of stock surrendered and cancelled	(25)	2,344	—	—	2,344
Cash dividends declared on common stock ($0.20 per share)	—	—	(27,548)	—	(27,548)
Net earnings	—	—	52,586	—	52,586
Other comprehensive income	—	—	—	20,356	20,356
Balance, September 30, 2025	137,510	$1,257,194	$1,272,649	$(247,776)	$2,282,067

Balance, July 1, 2024	139,677	$1,291,383	$1,155,372	$(334,328)	$2,112,427
Repurchase of common stock	—	—	—	—	—
Exercise of stock options	4	86	—	—	86
Shares issued and compensation expense, pursuant to stock-based compensation plan, net of stock surrendered and cancelled	(3)	2,572	—	—	2,572
Cash dividends declared on common stock ($0.20 per share)	—	—	(27,977)	—	(27,977)
Net earnings	—	—	51,224	—	51,224
Other comprehensive income	—	—	—	59,499	59,499
Balance, September 30, 2024	139,678	$1,294,041	$1,178,619	$(274,829)	$2,197,831

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars and shares in thousands)

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, January 1, 2025	139,690	$1,296,881	$1,201,499	$(312,064)	$2,186,316
Repurchase of common stock	(2,360)	(43,874)	—	—	(43,874)
Exercise of stock options	22	352	—	—	352
Shares issued and compensation expense, pursuant to stock-based compensation plan, net of stock surrendered and cancelled	158	3,835	—	—	3,835
Cash dividends declared on common stock ($0.60 per share)	—	—	(83,104)	—	(83,104)
Net earnings	—	—	154,254	—	154,254
Other comprehensive income	—	—	—	64,288	64,288
Balance, September 30, 2025	137,510	$1,257,194	$1,272,649	$(247,776)	$2,282,067

Balance, January 1, 2024	139,345	$1,288,899	$1,112,642	$(323,569)	$2,077,972
Repurchase of common stock	—	—	—	—	—
Exercise of stock options	7	129	—	—	129
Shares issued and compensation expense, pursuant to stock-based compensation plan, net of stock surrendered and cancelled	326	5,013	—	—	5,013
Cash dividends declared on common stock ($0.60 per share)	—	—	(83,881)	—	(83,881)
Net earnings	—	—	149,858	—	149,858
Other comprehensive income	—	—	—	48,740	48,740
Balance, September 30, 2024	139,678	$1,294,041	$1,178,619	$(274,829)	$2,197,831

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities
Interest and dividends received	$448,182	$493,875
Service charges and other fees received	39,913	33,272
Interest paid	(100,097)	(162,177)
Net cash paid to vendors, employees and others	(186,336)	(142,862)
Income taxes	(25,134)	(47,094)
Net cash provided by operating activities	176,528	175,014
Cash Flows from Investing Activities
Net change in interest-earning balances from depository institutions	(12,683)	(16,122)
Proceeds from repayment of investment securities available-for-sale	214,198	256,100
Proceeds from maturity of investment securities available-for-sale	30,007	48,617
Proceeds from sales of AFS securities	65,464	245,284
Purchases of investment securities available-for-sale	(243,946)	(33,435)
Proceeds from repayment and maturity of investment securities held-to-maturity	78,856	61,663
Purchases of investment securities held-to-maturity	(6,230)	(11,455)
Net increase in equity investments	(48,045)	(8,928)
Net decrease in loan and lease finance receivables	69,018	334,109
Purchase of premises and equipment	(2,365)	(3,160)
Proceeds from sale-leaseback transactions	—	16,175
Proceeds from BOLI death benefit	2,340	2,983
Proceeds from sales of other real estate owned	21,348	—
Net cash provided by investing activities	167,962	891,830
Cash Flows from Financing Activities
Net increase in other deposits	167,686	349,312
Net increase in time deposits	8,172	289,535
Net decrease in other borrowings	—	(1,570,000)
Net increase in customer repurchase agreements	189,371	122,873
Cash dividends on common stock	(83,490)	(83,894)
Repurchase of common stock and restricted stock	(47,359)	(2,624)
Proceeds from exercise of stock options	352	129
Net cash provided by (used in) financing activities	234,732	(894,669)
Net increase in cash and cash equivalents	579,222	172,175
Cash and cash equivalents, beginning of period	204,698	281,285
Cash and cash equivalents, end of period	$783,920	$453,460

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$154,254	$149,858
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of other real estate owned	(2,045)	—
Increase in BOLI	(9,326)	(10,034)
Net amortization of premiums and discounts on investment securities	11,847	12,647
Loss on sale of AFS securities	8,185	11,582
Accretion of discount for acquired loans, net	(1,823)	(2,654)
(Recapture of) provision for credit losses	(1,000)	—
Provision for (recapture of) unfunded loan commitments	1,000	(1,250)
Valuation allowance on other real estate owned	—	28
Gain on sale leaseback transactions	—	(9,106)
Stock-based compensation	7,320	7,637
Depreciation and amortization, net	12,342	10,902
Change in other assets and liabilities	(4,226)	5,404
Total adjustments	22,274	25,156
Net cash provided by operating activities	$176,528	$175,014

Supplemental Disclosure of Non-cash Investing Activities
Securities sold and not settled	$—	$55,960
Transfer of loans to other real estate owned	$661	$675
Lease liabilities arising from obtaining right-of-use assets	$—	$11,175

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

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located throughout California. As of September 30, 2025, the Bank operated 62 banking centers and three trust office locations. The Company is headquartered in the city of Ontario, California.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the full year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

Business Segments — We regularly assess our strategic plans, operations, reporting structures and financial information provided to the Chief Executive Officer, our chief operating decision maker ("CODM"), to identify our reportable segments. At September 30, 2025 and since September 30, 2018, we have operated as one reportable segment. Changes to our reportable segments are expected to be infrequent.

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

4. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. The majority of securities held are available-for-sale ("AFS") securities with fair value based on quoted prices for similar assets in active markets or quoted prices for identical assets in markets that are not active. Estimated fair values were obtained from an independent pricing service based upon market quotes.

	September 30, 2025
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$34,738	$14	$—	$34,752	1.35%
Mortgage-backed securities	2,186,896	1,810	(225,199)	1,963,507	76.13%
CMO/REMIC	668,135	1,170	(111,026)	558,279	21.64%
Municipal bonds	21,778	34	(609)	21,203	0.82%
Other securities	1,656	—	—	1,656	0.06%
Unallocated portfolio layer fair value basis adjustments (1)	(10,838)	10,838	—	—	0.00%
Total available-for-sale securities	$2,902,365	$13,866	$(336,834)	$2,579,397	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$502,460	$—	$(86,096)	$416,364	21.87%
Mortgage-backed securities	570,690	2	(87,814)	482,878	24.84%
CMO/REMIC	760,193	—	(157,362)	602,831	33.07%
Municipal bonds	446,881	861	(31,602)	416,140	19.45%
Other securities (2)	17,685	—	—	17,685	0.77%
Total held-to-maturity securities	$2,297,909	$863	$(362,874)	$1,935,898	100.00%

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
(2)
Represents Commercial Property Assessed Clean Energy ("C-PACE") bonds.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable, and interest income on investment securities which is exempt from regular federal income tax.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$18,722	$20,010	$55,466	$62,347
Tax-advantaged	145	168	434	502
Total interest income from available-for-sale securities	18,867	20,178	55,900	62,849
Investment securities held-to-maturity:
Taxable	10,494	10,896	31,690	32,930
Tax-advantaged	2,318	2,388	7,029	7,201
Total interest income from held-to-maturity securities	12,812	13,284	38,719	40,131
Total interest income from investment securities	$31,679	$33,462	$94,619	$102,980

Approximately 90% of the total investment securities portfolio at September 30, 2025 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity investment securities under the CECL model was zero at September 30, 2025 and December 31, 2024.

The following table presents the Company’s available-for-sale and held-to-maturity investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$192,418	$(957)	$1,621,368	$(224,242)	$1,813,786	$(225,199)
CMO/REMIC	30,549	—	346,830	(111,026)	377,379	(111,026)
Municipal bonds	—	—	18,318	(609)	18,318	(609)
Total available-for-sale securities	$222,967	$(957)	$1,986,516	$(335,877)	$2,209,483	$(336,834)

Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$416,364	$(86,096)	$416,364	$(86,096)
Mortgage-backed securities	1,826	—	463,805	(87,814)	465,631	(87,814)
CMO/REMIC	—	—	602,831	(157,362)	602,831	(157,362)
Municipal bonds	61,397	(1,224)	294,987	(30,378)	356,384	(31,602)
Total held-to-maturity securities	$63,223	$(1,224)	$1,777,987	$(361,649)	$1,841,210	$(362,874)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$204,428	$(700)	$1,757,066	$(325,677)	$1,961,494	$(326,377)
CMO/REMIC	1	—	351,521	(120,399)	351,522	(120,399)
Municipal bonds	3,215	(155)	16,262	(1,250)	19,477	(1,405)
Total available-for-sale securities	$207,644	$(855)	$2,124,849	$(447,326)	$2,332,493	$(448,181)

Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$408,257	$(106,315)	$408,257	$(106,315)
Mortgage-backed securities	2,072	(42)	502,292	(109,978)	504,364	(110,020)
CMO/REMIC	—	—	613,937	(170,121)	613,937	(170,121)
Municipal bonds	63,668	(1,067)	286,868	(38,958)	350,536	(40,025)
Total held-to-maturity securities	$65,740	$(1,109)	$1,811,354	$(425,372)	$1,877,094	$(426,481)

At September 30, 2025, investment securities with carrying values of $2.70 billion were pledged to secure various types of deposits. In addition, investment securities with carrying values of $1.86 billion were pledged to secure $569 million for repurchase agreements, $1.24 billion for unused borrowing capacity and approximately $57 million for other purposes as required or permitted by law.

At December 31, 2024, investment securities with carrying values of $2.79 billion were pledged to secure various types of deposits. In addition, investment securities with carrying values of $1.63 billion were pledged to secure $372.5 million for repurchase agreements, $1.8 billion for outstanding borrowings, $796 million for unused borrowing capacity and approximately $51 million for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at September 30, 2025, by contractual maturity, are shown in the following table. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 25 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	September 30, 2025
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$39,649	$38,038	$17,459	$17,186
Due after one year through five years	172,936	169,039	47,510	46,956
Due after five years through ten years	1,672,996	1,466,221	317,445	286,256
Due after ten years	1,016,784	906,099	1,915,495	1,585,500
Total investment securities	$2,902,365	$2,579,397	$2,297,909	$1,935,898

The Bank is a member of the FHLB and members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors. The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through September 30, 2025.

5. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table provides a summary of total loans and lease finance receivables by type.

	September 30, 2025	December 31, 2024
	(Dollars in thousands)

Commercial real estate	$6,535,319	$6,507,452
Construction	29,976	16,082
Small Business Administration ("SBA")	266,228	273,013
SBA - Paycheck Protection Program ("PPP")	51	774
Commercial and industrial	939,174	925,178
Dairy & livestock and agribusiness	292,963	419,904
Municipal lease finance receivables	61,383	66,114
SFR mortgage	286,111	269,172
Consumer and other loans	59,701	58,743
Total loans, at amortized cost	8,470,906	8,536,432
Less: Allowance for credit losses	(79,336)	(80,122)
Total loans and lease finance receivables, net	$8,391,570	$8,456,310

As of September 30, 2025, 80.59% of the Company’s total loan portfolio consisted of real estate loans, with commercial real estate loans representing 77.2% of total loans. The Company’s real estate loans and construction loans are secured by real properties primarily located in California. As of September 30, 2025, $411.4 million, or 6.30% of the total commercial real estate loans included loans secured by farmland, compared to $449.8 million, or 6.91%, at December 31, 2024. The loans secured by farmland included $102.0 million for loans secured by dairy & livestock land and $309.4 million for loans secured by agricultural land at September 30, 2025, compared to $109.1 million for loans secured by dairy & livestock land and $340.7 million for loans secured by agricultural land at December 31, 2024. As of September 30, 2025, dairy & livestock and agribusiness loans of $293.0 million were comprised of $246.7 million of dairy & livestock loans and $46.2 million of agribusiness loans, compared to $419.9 million comprised of $385.3 million of dairy & livestock loans and $34.6 million of agribusiness loans December 31, 2024.

Loans with carrying value of $6.43 billion were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank totaling $4.48 billion and $4.44 billion at September 30, 2025 and December 31, 2024, respectively.

There were no outstanding loans held-for-sale as of September 30, 2025 and December 31, 2024.

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

The following tables summarize loans by type and origination year, according to our internal risk ratings as of the dates presented.

	Origination Year						Revolving loans amortized	Revolving loans converted to
September 30, 2025	2025	2024	2023	2022	2021	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$387,369	$310,736	$386,557	$1,157,775	$1,005,028	$2,748,421	$227,915	$35,047	$6,258,848
Special Mention	3,677	9,559	8,403	43,116	22,410	119,906	8,273	9,010	224,354
Substandard	5,013	—	3,344	7,312	4,634	31,814	—	—	52,117
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$396,059	$320,295	$398,304	$1,208,203	$1,032,072	$2,900,141	$236,188	$44,057	$6,535,319
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction loans:
Risk Rating:
Pass	$10,144	$9,267	$326	$10,239	$—	$—	$—	$—	$29,976
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$10,144	$9,267	$326	$10,239	$—	$—	$—	$—	$29,976
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$20,110	$26,097	$15,304	$45,260	$45,486	$104,138	$—	$—	$256,395
Special Mention	—	—	—	—	—	1,534	—	—	1,534
Substandard	—	3,365	—	1,549	19	3,366	—	—	8,299
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$20,110	$29,462	$15,304	$46,809	$45,505	$109,038	$—	$—	$266,228
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$118	$—	$—	$118

SBA - PPP loans:
Risk Rating:
Pass	$—	$—	$—	$—	$51	$—	$—	$—	$51
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$—	$—	$—	$51	$—	$—	$—	$51
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans:
Risk Rating:
Pass	$121,966	$77,000	$92,751	$88,179	$53,900	$154,283	$313,863	$10,537	$912,479
Special Mention	91	136	1,738	1,485	1,069	3,033	7,216	2,319	17,087
Substandard	—	—	1,471	340	174	2,900	997	3,726	9,608
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$122,057	$77,136	$95,960	$90,004	$55,143	$160,216	$322,076	$16,582	$939,174
Current YTD Period: Gross charge-offs	$—	$—	$392	$—	$—	$—	$—	$21	$413

	Origination Year						Revolving loans amortized	Revolving loans converted to
September 30, 2025	2025	2024	2023	2022	2021	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$—	$616	$—	$—	$553	$849	$271,203	$74	$273,295
Special Mention	395	—	—	—	—	—	10,507	1,217	12,119
Substandard	—	—	800	—	—	—	6,749	—	7,549
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$395	$616	$800	$—	$553	$849	$288,459	$1,291	$292,963
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$574	$2,710	$—	$4,722	$23,890	$29,433	$—	$—	$61,329
Special Mention	—	—	—	—	—	54	—	—	54
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$574	$2,710	$—	$4,722	$23,890	$29,487	$—	$—	$61,383
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$32,571	$18,093	$17,194	$58,254	$39,924	$119,123	$—	$—	$285,159
Special Mention	—	—	—	—	—	380	—	262	642
Substandard	—	—	—	—	—	310	—	—	310
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$32,571	$18,093	$17,194	$58,254	$39,924	$119,813	$—	$262	$286,111
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$2,052	$4,594	$2,096	$573	$784	$459	$46,569	$2,224	$59,351
Special Mention	—	—	—	—	47	—	6	—	53
Substandard	—	—	—	—	—	—	—	297	297
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$2,052	$4,594	$2,096	$573	$831	$459	$46,575	$2,521	$59,701
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$5	$—	$5

Total Loans, at amortized cost:
Risk Rating:
Pass	$574,786	$449,113	$514,228	$1,365,002	$1,169,616	$3,156,706	$859,550	$47,882	$8,136,883
Special Mention	4,163	9,695	10,141	44,601	23,526	124,907	26,002	12,808	255,843
Substandard	5,013	3,365	5,615	9,201	4,827	38,390	7,746	4,023	78,180
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$583,962	$462,173	$529,984	$1,418,804	$1,197,969	$3,320,003	$893,298	$64,713	$8,470,906
Current YTD Period: Total gross charge-offs	$—	$—	$392	$—	$—	$118	$5	$21	$536

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$307,984	$419,547	$1,216,126	$1,066,694	$828,493	$2,170,119	$197,991	$37,704	$6,244,658
Special Mention	1,075	4,910	36,505	21,478	17,056	104,201	3,937	1,287	190,449
Substandard	1,176	244	6,775	9,057	15,138	34,259	5,696	—	72,345
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$310,235	$424,701	$1,259,406	$1,097,229	$860,687	$2,308,579	$207,624	$38,991	$6,507,452
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$2,258	$—	$—	$2,258

Construction loans:
Risk Rating:
Pass	$7,717	$315	$8,050	$—	$—	$—	$—	$—	$16,082
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$7,717	$315	$8,050	$—	$—	$—	$—	$—	$16,082
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$33,531	$16,064	$46,393	$47,810	$23,733	$92,012	$—	$—	$259,543
Special Mention	—	—	—	1,337	4,716	1,830	—	—	7,883
Substandard	—	—	1,581	—	—	4,006	—	—	5,587
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$33,531	$16,064	$47,974	$49,147	$28,449	$97,848	$—	$—	$273,013
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$165	$—	$—	$165

SBA - PPP loans:
Risk Rating:
Pass	$—	$—	$—	$254	$520	$—	$—	$—	$774
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$—	$—	$254	$520	$—	$—	$—	$774
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans:
Risk Rating:
Pass	$100,465	$100,242	$111,982	$67,706	$69,084	$118,069	$318,147	$6,213	$891,908
Special Mention	819	2,213	1,026	2,169	421	4,175	8,136	4,830	23,789
Substandard	—	3,029	523	11	—	—	1,997	3,921	9,481
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$101,284	$105,484	$113,531	$69,886	$69,505	$122,244	$328,280	$14,964	$925,178
Current YTD Period: Gross charge-offs	$—	$—	$300	$—	$—	$1,186	$—	$495	$1,981

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$812	$—	$—	$596	$786	$141	$327,850	$13	$330,198
Special Mention	2,901	—	—	—	—	—	84,295	1,650	88,846
Substandard	—	—	—	—	—	60	—	800	860
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$3,713	$—	$—	$596	$786	$201	$412,145	$2,463	$419,904
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$2,540	$—	$5,111	$24,715	$5,140	$28,510	$—	$—	$66,016
Special Mention	—	—	—	—	—	98	—	—	98
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$2,540	$—	$5,111	$24,715	$5,140	$28,608	$—	$—	$66,114
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$20,261	$21,055	$59,763	$41,156	$38,730	$85,637	$—	$—	$266,602
Special Mention	—	—	—	—	896	411	—	284	1,591
Substandard	—	—	—	—	—	979	—	—	979
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$20,261	$21,055	$59,763	$41,156	$39,626	$87,027	$—	$284	$269,172
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$7,242	$3,043	$1,521	$1,850	$142	$624	$42,035	$1,855	$58,312
Special Mention	—	—	—	130	—	—	4	—	134
Substandard	—	—	—	—	—	—	—	297	297
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$7,242	$3,043	$1,521	$1,980	$142	$624	$42,039	$2,152	$58,743
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$1	$3	$4

Total Loans, at amortized cost:
Risk Rating:
Pass	$480,552	$560,266	$1,448,946	$1,250,781	$966,628	$2,495,112	$886,023	$45,785	$8,134,093
Special Mention	4,795	7,123	37,531	25,114	23,089	110,715	96,372	8,051	312,790
Substandard	1,176	3,273	8,879	9,068	15,138	39,304	7,693	5,018	89,549
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$486,523	$570,662	$1,495,356	$1,284,963	$1,004,855	$2,645,131	$990,088	$58,854	$8,536,432
Current YTD Period: Gross charge-offs	$—	$—	$300	$—	$—	$3,609	$1	$498	$4,408

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

The ACL totaled $79.3 million at September 30, 2025, compared to $80.1 million at December 31, 2024. The $0.8 million decrease in the ACL from December 31, 2024 to September 30, 2025 was comprised of $1.0 million in recapture of provision for credit losses, offset partially by $0.2 million in net charge-offs. At September 30, 2025 and December 31, 2024, the ACL as a percentage of total loans and leases, at amortized cost, was 0.94%. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast as well as multiple forecasts weighted for both upside and downside risks to the baseline forecast. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with downside risks weighted among multiple forecasts. As of September 30, 2025, the resulting weighted forecast reflects lower GDP in 2027 and 2028. GDP growth is forecasted to be below 1.5% until the end of 2027 and will not reach 2% until 2028. The unemployment rate is forecasted to increase, with unemployment averaging 5% by the beginning of 2026 and staying above 5% through 2028.

Management believes that the ACL was appropriate at September 30, 2025 and December 31, 2024. Due to inflationary pressures, changing interest rates, lower commercial real estate values, international tariffs, and geopolitical events, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Three Months Ended September 30, 2025
	Ending Balance June 30, 2025	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance September 30, 2025
	(Dollars in thousands)
Commercial real estate	$64,542	$—	$—	$852	$65,394
Construction	240	—	159	123	522
SBA	3,066	(67)	6	(425)	2,580
Commercial and industrial	6,357	—	235	64	6,656
Dairy & livestock and agribusiness	2,554	—	—	237	2,791
Municipal lease finance receivables	220	—	—	4	224
SFR mortgage	477	—	—	16	493
Consumer and other loans	547	—	—	129	676
Total allowance for credit losses	$78,003	$(67)	$400	$1,000	$79,336

	Three Months Ended September 30, 2024
	Ending Balance June 30, 2024	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance September 30, 2024
	(Dollars in thousands)
Commercial real estate	$69,405	$—	$—	$336	$69,741
Construction	788	—	56	(391)	453
SBA	2,496	(26)	13	25	2,508
Commercial and industrial	5,103	—	113	55	5,271
Dairy & livestock and agribusiness	3,775	—	—	51	3,826
Municipal lease finance receivables	186	—	—	—	186
SFR mortgage	498	—	—	(59)	439
Consumer and other loans	535	—	—	(17)	518
Total allowance for credit losses	$82,786	$(26)	$182	$—	$82,942

	Nine Months Ended September 30, 2025
	Ending Balance December 31, 2024	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance September 30, 2025
	(Dollars in thousands)
Commercial real estate	$66,237	$—	$—	$(843)	$65,394
Construction	312	—	171	39	522
SBA	2,629	(118)	47	22	2,580
Commercial and industrial	6,093	(413)	532	444	6,656
Dairy & livestock and agribusiness	3,610	—	—	(819)	2,791
Municipal lease finance receivables	205	—	—	19	224
SFR mortgage	424	—	—	69	493
Consumer and other loans	612	(5)	—	69	676
Total allowance for credit losses	$80,122	$(536)	$750	$(1,000)	$79,336

	Nine Months Ended September 30, 2024
	Ending Balance December 31, 2023	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance September 30, 2024
	(Dollars in thousands)
Commercial real estate	$69,466	$(2,258)	$—	$2,533	$69,741
Construction	1,277	—	61	(885)	453
SBA	2,679	(165)	94	(100)	2,508
Commercial and industrial	9,116	(1,917)	289	(2,217)	5,271
Dairy & livestock and agribusiness	3,098	—	—	728	3,826
Municipal lease finance receivables	210	—	—	(24)	186
SFR mortgage	535	—	—	(96)	439
Consumer and other loans	461	(4)	—	61	518
Total allowance for credit losses	$86,842	$(4,344)	$444	$—	$82,942

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the allowance for credit losses, are conducted on a regular and ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated credit losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note 3 – Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2024, for additional discussion concerning the Bank’s policy for past due and nonperforming loans.

The following table presents the recorded investment in, and the aging of, past due loans (including nonaccrual loans), by type of loans as of the dates presented.

	September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$—	$43	$—	$43	$2,284,201	$2,284,244
Non-owner occupied	—	—	23,707	23,707	4,227,368	4,251,075
Construction
Speculative (1)	—	—	—	—	10,517	10,517
Non-speculative	—	—	—	—	19,459	19,459
SBA	42	—	3,390	3,432	262,796	266,228
SBA - PPP	—	—	—	—	51	51
Commercial and industrial	—	—	2	2	939,172	939,174
Dairy & livestock and agribusiness	—	—	—	—	292,963	292,963
Municipal lease finance receivables	—	—	—	—	61,383	61,383
SFR mortgage	—	—	—	—	286,111	286,111
Consumer and other loans	—	—	—	—	59,701	59,701
Total loans at amortized cost	$42	$43	$27,099	$27,184	$8,443,722	$8,470,906

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$—	$—	$196	$196	$2,329,380	$2,329,576
Non-owner occupied	—	—	24,430	24,430	4,153,446	4,177,876
Construction
Speculative (1)	—	—	—	—	8,091	8,091
Non-speculative	—	—	—	—	7,991	7,991
SBA	—	190	1,427	1,617	271,396	273,013
SBA - PPP	—	—	—	—	774	774
Commercial and industrial	399	—	140	539	924,639	925,178
Dairy & livestock and agribusiness	—	—	60	60	419,844	419,904
Municipal lease finance receivables	—	—	—	—	66,114	66,114
SFR mortgage	—	—	—	—	269,172	269,172
Consumer and other loans	—	—	—	—	58,743	58,743
Total loans at amortized cost	$399	$190	$26,253	$26,842	$8,509,590	$8,536,432

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

Amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance are presented as of September 30, 2025 and December 31, 2024 by type of loan.

	September 30, 2025
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1) (2)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$—	$—	$—
Non-owner occupied	23,707	23,707	—
SBA	3,927	3,952	—
Commercial and industrial	145	145	—
Total loans at amortized cost	$27,779	$27,804	$—

(1)
As of September 30, 2025, $705,000 of nonaccruing loans were current, $27.1 million were 90+ days past due.
(2)
Excludes $272,000 of guaranteed portion of nonaccrual SBA loans that are in process of collection.

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

	September 30, 2025			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$4,143	$—	$—	1
SBA	3,952	—	—	4
Commercial and industrial	—	144	—	2
Total collateral-dependent loans	$8,095	$144	$—	7

	December 31, 2024			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$25,866	$—	$—	6
SBA	1,529	—	—	5
Commercial and industrial	11	327	—	3
Dairy & livestock and agribusiness	60	—	—	1
Total collateral-dependent loans	$27,466	$327	$—	15

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. The Bank's ACL methodology produced an allowance of $7.3 million for the off-balance sheet credit exposures as of September 30, 2025. There was a $1.0 million provision for unfunded loan commitments for the nine months ended September 30, 2025, compared to a $1.3 million recapture of provision for the nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, the balance in this reserve was $7.3 million and $6.3 million, respectively, and was included in other liabilities.

Modifications of Loans to Borrowers Experiencing Financial Difficulty

There were 16 loans to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2025 with an amortized cost totaling $10.8 million as of September 30, 2025, including seven commercial real estate loans totaling $8.4 million, eight commercial and industrial loans totaling $1.9 million and a dairy & livestock and agribusiness loan of $395,000.

The tables below reflect the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified as of September 30, 2025 and December 31, 2024.

	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
September 30, 2025
Term Extension
Commercial real estate loans	$7,754	0.09%	Added a weighted-average 1.8 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	1,149	0.01%	Added a weighted-average 1.4 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	395	0.00%	Added a weighted-average 1.6 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Total	$9,298

Term Extension and Interest Rate Reduction
Commercial real estate loans	675	0.01%	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10.00% to 7.25%.
Commercial and industrial	783	0.01%	Added a weighted-average 1.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 8.50% to 7.75%.
Total	1,458
Total Modified	$10,756

	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
December 31, 2024
Term Extension
Commercial real estate loans	$2,180	0.03%	Added a weighted-average 1.7 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	2,804	0.03%	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	800	0.01%	Added a weighted-average 0.9 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Total	$5,784

Term Extension and Interest Rate Reduction
Commercial real estate loans	$683	0.01%	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10.00% to 7.25%.
Total	683
Total Modified	$6,467

During the three and nine months ended September 30, 2025, a commercial real estate loan defaulted within 12 months after the loan was modified with a term extension. The amortized cost of the loan was $244,300. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty as of September 30, 2025.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$8,386	$43	$—
Commercial and industrial	1,932	—	—
Dairy & livestock and agribusiness	395	—	—
Total	$10,713	$43	$—

6. BORROWINGS

Customer Repurchase Agreements

The Bank offers a repurchase agreement product to its customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of September 30, 2025, total funds borrowed under these agreements were $451.3 million, with an average rate of 2.00% during the third quarter of 2025, compared to $261.9 million at December 31, 2024, with an average rate of 1.33% during 2024.

Federal Home Loan Bank Advances and Other Borrowings

As of September 30, 2025, borrowings totaled $500 million, which consisted of FHLB advances at an average rate of 4.55%. The FHLB advances included $300 million, at a fixed rate of 4.73%, maturing in May 2026, and $200 million, at a fixed rate of 4.27%, maturing in May 2027.

As of September 30, 2025, $6.43 billion of loans and $4.56 billion of investment securities, at carrying value, were pledged to secure public deposits, repurchase agreements, borrowing lines, and for other purposes as required or permitted by law.

7. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and nine months ended September 30, 2025, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 505,000 and 701,000, respectively. For the three and nine months ended September 30, 2024, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 778,000 and 1,210,000, respectively.

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$52,586	$51,224	$154,254	$149,858
Less: Net earnings allocated to restricted stock	344	377	1,020	1,075
Net earnings allocated to common shareholders	$52,242	$50,847	$153,234	$148,783
Weighted average shares outstanding	136,831	138,650	137,266	138,415
Basic earnings per common share	$0.38	$0.37	$1.12	$1.07

Diluted earnings per common share:
Net income allocated to common shareholders	$52,242	$50,847	$153,234	$148,783
Weighted average shares outstanding	136,831	138,650	137,266	138,415
Incremental shares from assumed exercise of outstanding options	322	189	277	134
Diluted weighted average shares outstanding	137,153	138,839	137,543	138,549
Diluted earnings per common share	$0.38	$0.37	$1.11	$1.07

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of the dates presented.

	Carrying Value at September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$34,752	$—	$34,752	$—
Mortgage-backed securities	1,963,507	—	1,963,507	—
CMO/REMIC	558,279	—	558,279	—
Municipal bonds	21,203	—	21,203	—
Other securities	1,656	—	1,656	—
Total investment securities - AFS	2,579,397	—	2,579,397	—
Derivatives not designated as hedging instruments:
Interest rate swaps	220	—	220	—
Total assets	$2,579,617	$—	$2,579,617	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$220	$—	$220	$—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	10,838	—	10,838	—
Cash flow hedges: interest rate swaps	2,763	—	2,763	—
Total liabilities	$13,821	$—	$13,821	$—

	Carrying Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$34,255	$—	$34,255	$—
Mortgage-backed securities	2,134,534	—	2,134,534	—
CMO/REMIC	351,522	—	351,522	—
Municipal bonds	20,377	—	20,377	—
Other securities	1,427	—	1,427	—
Total investment securities - AFS	2,542,115	—	2,542,115	—
Derivatives not designated as hedging instruments:
Interest rate swaps	30	—	30	—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	7,222	—	7,222	—
Total assets	$2,549,367	$—	$2,549,367	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$30	$—	$30	$—
Derivatives designated as hedging instruments:
Cash flow hedges: interest rate swaps	517	—	517	—
Total liabilities	$547	$—	$547	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at September 30, 2025 and December 31, 2024, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying value at September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For The Nine Months Ended September 30, 2025
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$32,136	$—	$—	$32,136	$14
SBA	859	—	—	859	51
Commercial and industrial	2,077	—	—	2,077	17
Dairy & livestock and agribusiness	395	—	—	395	10
Other real estate owned	661	—	—	661	—
Total assets	$36,128	$—	$—	$36,128	$92

	Carrying value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For The Year Ended December 31, 2024
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$28,728	$—	$—	$28,728	$11
SBA	1,532	—	—	1,532	49
Commercial and industrial	3,144	—	—	3,144	220
Dairy & livestock and agribusiness	860	—	—	860	9
Other real estate owned	10,429	—	—	10,429	2,296
Total assets	$44,693	$—	$—	$44,693	$2,585

Fair Value of Financial Instruments

The following disclosure presents the estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of September 30, 2025 and December 31, 2024, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	September 30, 2025
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$783,920	$783,920	$—	$—	$783,920
Interest-earning balances due from depository institutions	13,163	—	13,163	—	13,163
Investment securities available-for-sale	2,579,397	—	2,579,397	—	2,579,397
Investment securities held-to-maturity	2,297,909	—	1,935,898	—	1,935,898
Total loans, net of allowance for credit losses	8,391,570	—	—	8,245,368	8,245,368
Derivatives not designated as hedging instruments:
Interest rate swaps	220	—	220	—	220
Liabilities
Deposits:
Interest-bearing	$4,879,271	$—	$4,876,458	$—	$4,876,458
Borrowings	951,258	—	914,007	—	914,007
Derivatives not designated as hedging instruments:
Interest rate swaps	220	—	220	—	220
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	10,838	—	10,838	—	10,838
Cash flow hedges: interest rate swaps	2,763	—	2,763	—	2,763

	December 31, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$204,698	$204,698	$—	$—	$204,698
Interest-earning balances due from depository institutions	480	—	480	—	480
Investment securities available-for-sale	2,542,115	—	2,542,115	—	2,542,115
Investment securities held-to-maturity	2,379,668	—	1,954,345	—	1,954,345
Total loans, net of allowance for credit losses	8,456,310	—	—	8,149,801	8,149,801
Derivatives not designated as hedging instruments:
Interest rate swaps	30	—	30	—	30
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	7,222	—	7,222	—	7,222
Liabilities
Deposits:
Interest-bearing	$4,911,285	$—	$4,908,070	$—	$4,908,070
Borrowings	761,887	—	716,566	—	716,566
Derivatives not designated as hedging instruments:
Interest rate swaps	30	—	30	—	30
Derivatives designated as hedging instruments:
Cash flow hedges: interest rate swaps	517	—	517	—	517

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2025 and December 31, 2024, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

9. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Not Designated as Hedging Instruments

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of September 30, 2025, the Bank has entered into 107 interest-rate swap agreements with customers with an aggregate notional amount totaling $347.1 million. The Bank then entered into identical offsetting swaps with counterparties in each instance. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

The structure of the swaps is as follows. The Bank enters into an interest rate swap with its customers in which the Bank pays the customer a variable rate and the customer pays the Bank a fixed rate, thereby allowing customers to in effect convert variable rate loans to fixed rate loans. At the same time, the Bank enters into a swap with a counterparty bank in which the Bank pays the counterparty a fixed rate and the counterparty in return pays the Bank a variable rate. The net effect of the transaction allows the Bank to receive interest on the loan from the customer at a variable rate based on Secured Overnight Financing Rate ("SOFR") plus a spread. The changes in the fair value of the swaps primarily offset each other and therefore should not have a material impact on the Company’s results of operations, although the Company does incur credit and counterparty risk with respect to performance on the swap agreements by the Bank’s customer and counterparty, respectively. These instruments contain language outlining collateral pledging requirements for each counterparty, whereby collateral must be posted if market value exceeds certain agreed upon threshold limits. Cash or securities are pledged as collateral. Our interest rate swap derivatives are subject to a master netting arrangement with our counterparties. None of our derivative assets and liabilities are offset in the Company’s condensed consolidated balance sheet.

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

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years, wherein the Company paid a weighted average fixed rate of approximately 3.8% and received daily SOFR. In December 2024, we terminated one of these swaps which had a notional value of $300 million, a maturity date of June 2027, and a pay-fixed rate of 3.95%. In May 2025, the remaining $700 million notional pay-fixed interest rate swaps, with a weighted average fixed rate of approximately 3.7%, that were scheduled to mature in June of 2028 were terminated and replaced with new pay-fixed interest rate swaps with maturity dates in May of 2029, 2030 and 2031, with a weighted pay-fixed rate of 3.68%. The new $700 million of fair value hedges have approximately equal nominal values maturing each of the three years and had a fair value which totaled $10.8 million and was reflected as a liability at September 30, 2025.

Cash Flow Hedges

To manage our interest rate risk associated with brokered CDs, FHLB advances or other fixed rate advances for specified periods, the Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rates. During the first quarter of 2024, $300 million of 3-month term brokered CDs were issued and cash flow hedging transactions were also executed in which $300 million notional pay-fixed interest rate swaps were consummated with maturities of three years, wherein the Company pays a weighted average fixed rate of approximately 4.2% and receives daily SOFR. The $300 million of brokered CDs were renewed for 3-month terms during the second quarter of 2025 and as of September 30, 2025, the cash flow hedges have remaining maturities of approximately 20 months.

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

Balance Sheet Classification of Derivative Financial Instruments

As of September 30, 2025 and December 31, 2024, the notional amount, the location of the asset and liability, and their respective fair values, are summarized in the tables below.

	September 30, 2025
	Asset Derivatives			Liability Derivatives
	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$347,118	Other assets	$220	$347,118	Other liabilities	$220
Total derivatives			$220			$220

Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$700,000	Other assets	$—	$—	Other liabilities	$10,838
Cash flow hedges: interest rate swaps	—	Other assets	—	300,000	Other liabilities	2,763
Total			$—			$13,601

	December 31, 2024
	Asset Derivatives			Liability Derivatives
	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$363,440	Other assets	$30	$363,440	Other liabilities	$30
Total derivatives			$30			$30

Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$700,000	Other assets	$7,222	$—	Other liabilities	$—
Cash flow hedges: interest rate swaps	—	Other assets	—	300,000	Other liabilities	517
Total			$7,222			$517

The Effect of Derivatives Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statements of earnings for the periods presented.

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
		(Dollars in thousands)
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps	Other income	$—	$105	$—	$105
Total		$—	$105	$—	$105

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gains (Losses) Recognized in Interest Income on Derivative Instruments				OCI Impact on Derivatives-Gains (Losses) recorded in OCI
		Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024	2025	2024	2025	2024
		(Dollars in thousands)				(Dollars in thousands)
Derivatives Designated as Hedging Instruments:
Fair value hedges: interest rate swaps	Interest income	$1,299	$4,286	$3,607	$12,070	$(1,020)	$(20,430)	$(7,925)	$(5,671)
Cash flow hedges: interest rate swaps	Interest expense	168	892	498	1,988	55	(4,869)	(1,960)	(3,754)
Total		$1,467	$5,178	$4,105	$14,058	$(965)	$(25,299)	$(9,885)	$(9,425)

10. OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of other comprehensive income (“OCI”) for the periods presented.

	Three Months Ended September 30,
	2025			2024
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$21,737	$(6,319)	$15,418	$108,634	$(32,116)	$76,518
Net realized loss on investment securities reclassified into earnings	8,185	(2,379)	5,806	11,582	(3,424)	8,158
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	149	(53)	96	174	(52)	122
Derivatives designated as hedging instruments:
Fair value hedges:
Net change in fair value recorded in accumulated OCI	(1,411)	392	(1,019)	(28,688)	8,258	(20,430)
Cash flow hedges:
Net change in fair value recorded in accumulated OCI	92	(37)	55	(6,913)	2,044	(4,869)
Net change	$28,752	$(8,396)	$20,356	$84,789	$(25,290)	$59,499

	Nine Months Ended September 30,
	2025			2024
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$105,719	$(32,943)	$72,776	$70,485	$(20,838)	$49,647
Net realized loss on investment securities reclassified into earnings	8,185	(2,379)	5,806	11,582	(3,424)	8,158
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	432	(126)	306	512	(152)	360
Derivatives designated as hedging instruments:
Fair value hedges:
Net change in fair value recorded in accumulated OCI	(18,364)	5,360	(13,004)	(8,021)	2,350	(5,671)
Cash flow hedges:
Net change in fair value recorded in accumulated OCI	(2,246)	650	(1,596)	(5,329)	1,575	(3,754)
Net change	$93,726	$(29,438)	$64,288	$69,229	$(20,489)	$48,740

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

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with original maturities ranging from four to five years, wherein the Company paid a weighted average fixed rate of approximately 3.8% and received daily SOFR. In December 2024, we terminated one of these swaps which had a notional value of $300 million, a maturity date of June 2027, and a paid fixed rate of 3.95%. The remaining $700 million notional pay-fixed interest swaps were terminated and replaced in May 2025. The fair value of the replacement instruments totaled $10.8 million and were reflected as a liability on September 30, 2025

During the first quarter of 2024, cash flow hedging transactions were executed in which $300 million notional pay-fixed interest rate swaps were consummated with maturities of three years, wherein the Company pays a weighted average fixed rate of approximately 4.2% and receives daily SOFR. The fair value of these instruments totaled $2.8 million and were reflected as a liability on September 30, 2025.

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
	(Dollars in thousands)
September 30, 2025
Financial assets:
Derivatives not designated as hedging instruments:
Interest rate swaps	$220	$—	$220	$—	$—	$220
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—	—	—
Cash flow hedges: interest rate swaps	—	—	—	—	—	—
Total	$220	$—	$220	$—	$—	$220

Financial liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps	$28,486	$(28,266)	$220	$28,266	$15,916	$44,402
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	10,838	—	10,838	—	—	10,838
Cash flow hedges: interest rate swaps	2,763	—	2,763	—	—	2,763
Repurchase agreements	451,258	—	451,258	—	(548,707)	(97,449)
Total	$493,345	$(28,266)	$465,079	$28,266	$(532,791)	$(39,446)

December 31, 2024
Financial assets:
Derivatives not designated as hedging instruments:
Interest rate swaps	$41,933	$(41,903)	$30	$42,538	$(42,390)	$178
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	7,222	—	7,222	—	(6,899)	323
Cash flow hedges: interest rate swaps	—	—	—	—	—	—
Total	$49,155	$(41,903)	$7,252	$42,538	$(49,289)	$501

Financial liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps	$30	$—	$30	$—	$—	$30
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	—	—	—	—	—	—
Cash flow hedges: interest rate swaps	517	—	517	—	—	517
Repurchase agreements	261,887	—	261,887	—	(306,401)	(44,514)
Total	$262,434	$—	$262,434	$—	$(306,401)	$(43,967)

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

While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$44,166	$47,117
Total lease liabilities	46,912	49,617

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$2,566	$1,965	$7,690	$5,650
Sublease income	—	—	—	—
Total lease expense	$2,566	$1,965	$7,690	$5,650

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$2,429	$1,948	$7,228	$5,726

	September 30, 2025	December 31, 2024
Lease Term and Discount Rate
Weighted average remaining lease term (years)	9.76	9.99
Weighted average discount rate	6.09%	5.95%

The Company’s lease arrangements that have not yet commenced as of September 30, 2025 and the Company’s short-term lease costs and variable lease costs, for the nine months ended September 30, 2025 and 2024 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2025, excluding property taxes and insurance, are as follows:

September 30, 2025
(Dollars in thousands)
Year:
2025 (excluding the nine months ended September 30, 2025)	$2,525
2026	9,624
2027	8,335
2028	6,550
2029	4,776
2030	4,029
Thereafter	29,562
Total future lease payments	65,401
Less: Imputed interest	(18,489)
Present value of lease liabilities	$46,912

13. REVENUE RECOGNITION

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$4,859	$5,120	$14,726	$15,273
Trust and investment services	3,875	3,565	11,002	10,217
Bankcard services	684	355	1,961	1,110
Loss on sale of AFS investment securities	(8,185)	(11,582)	(8,185)	(11,582)
Gain on OREO, net	—	—	2,183	—
Gain on sale of leaseback transactions	—	9,106	—	9,106
Other	8,506	2,771	12,965	7,213
Noninterest Income (in-scope of Topic 606)	9,739	9,335	34,652	31,337
Noninterest Income (out-of-scope of Topic 606)	3,267	3,499	9,326	10,034
Total noninterest income	$13,006	$12,834	$43,978	$41,371

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

The following table presents the balances of the Company's tax credit investments and related unfunded commitments at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Tax credit investments	$125,687	$57,264
Unfunded commitments - tax credit investments	116,767	45,809

The following table presents other information related to the Company's tax credit investments at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Tax credits and other tax benefits recognized	$71,849	$21,257
Tax credit amortization expense included in provision for income taxes	64,994	17,421

On June 27, 2025, California Senate Bill 132 ("SB 132") was passed and signed into law by Governor Newsom. Effective for taxable years beginning on or after January 1, 2025, SB 132 amends California Revenue and Tax Code ("CRTC") to require financial institutions to apportion income using the single sales factor formula. Prior to this change, businesses were required by CRTC Section 25128 (b) to use an evenly weighted three-factor apportionment formula contemplating a payroll factor, property and sales factor. The impact on the Company's tax expense as of September 30, 2025 is not material. The Company will continue to evaluate the impact of this bill on its deferred tax assets and liabilities.

The One Big Beautiful Bill Act (“OBBBA”) was signed and enacted into law by the President of the United States on July 4, 2025. Except for certain provisions, the Tax Act is effective for tax years beginning on or after January 1, 2025. Changes from OBBBA include modifications to allow for immediate expensing of certain business investments and provides certain permanent extensions of key business tax breaks originally enacted under the 2017 Tax Cuts and Job Act. We believe the impact of the OBBBA on Company's tax expense as of September 30, 2025 is not material.

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

Recently Issued Accounting Pronouncements but Not Adopted as of September 30, 2025

Standard	Description	Adoption Timing	Impact on Financial Statements
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses Issued November, 2024

In November, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40 Disaggregation of Income Statement Expenses. This ASU requires disaggregated disclosure of income statement expenses for public business entities. This ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures in tabular format within the footnotes to the financial statements. The prescribed categories include employee compensation, depreciation, and intangible asset amortization. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning in 2028. This ASU is to be applied on a prospective basis, though early adoption and retrospective application are permitted.

		December 31, 2027	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date Issued January, 2025

In January, 2025, the FASB issued ASU 2025-01, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual periods after December 15, 2026, and interim periods in fiscal years beginning after December 15, 2027.

See ASU 2024-03

ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (VIE) Issued May, 2025

In May, 2025, the FASB issued ASU 2025-03, which clarifies the accounting acquirer determination in acquisitions where the legal acquiree is a VIE.
This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2026. Early adoption is permitted.

		December 31, 2026	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer Issued May, 2025

In May, 2025, the FASB issued ASU 2025-04, which revises the definition of performance condition for share-based consideration payable to a customer, eliminates the forfeiture policy election for awards granted to customers (unless granted in exchange for a distinct good or service), and clarifies applicability of the variable consideration constraint.
This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2026. Early adoption is permitted for all entities.

		December 31, 2026	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

ASU 2025-05, Financial Instruments — Credit Losses (Topic 326) : Measurement of Credit Losses for Accounts Receivable and Contract Assets Issued July, 2025

In July, 2025, the FASB issued ASU 2025-05, which introduces a practical expedient and policy election to simplify application of CECL to trade accounts receivable and contract assets.
This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2025. Early adoption is permitted for all entities.

		December 31, 2025	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

ASU 2025-06, Intangibles - Goodwill and Other Internal-Use Software (subtopic 350-40) Issued September, 2025

In September, 2025, the FASB issued ASU 2025-06, which provides targeted improvements to the accounting for internal-use software, including revising the cost capitalization threshold.
This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2027. Early adoption is permitted for all entities.

		December 31, 2027	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Standard	Description	Adoption Timing	Impact on Financial Statements

ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) Issued September, 2025

In September, 2025, the FASB issued ASU 2025-07, which establishes accounting requirements for contracts that meet the characteristics-based definition of a derivative and are not otherwise excluded from the Topic's scope.
This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2026. Early adoption is permitted for all entities.

		December 31, 2026	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

OVERVIEW

For the third quarter of 2025, we reported net earnings of $52.6 million, compared with $50.6 million for the second quarter of 2025 and $51.2 million for the third quarter of 2024. Diluted earnings per share were $0.38 for the third quarter, compared to $0.37 for the prior quarter and $0.37 for the same period last year. Net income for the third quarter of 2025 produced an annualized return on average equity (“ROAE”) of 9.19%, an annualized return on average tangible common equity (“ROATCE”) of 14.11%, and an annualized return on average assets (“ROAA”) of 1.35%. Our net interest margin, tax equivalent (“NIM”), was 3.33% for the third quarter of 2025, while our efficiency ratio was 45.56%. Year-to-date net earnings for 2025 were $154.3 million, a $4.4 million increase compared to the same period in 2024.

Net interest income was $115.6 million for the third quarter of 2025, that represented a $4.0 million, or 3.56%, increase from the second quarter of 2025, and a $2.0 million, or 1.72%, increase from the third quarter of 2024. The quarter-over-quarter increase in net interest income was due to a $5.9 million increase in interest income resulting from a $315.0 million increase in average earning assets and a four basis point increase in the yield on average earning assets. The increase in interest income was partially offset by a $1.9 million increase in interest expense that was due to a $217 million increase in interest bearing deposits and customer repurchases and a two basis point increase in cost of funds. The increase in net interest income compared to the third quarter of 2024 was the net result of a $17.6 million decline in interest expense, that exceeded a $15.6 million decline in interest income. As a result of the Company's deleveraging strategy in the second half of 2024, average earning assets in the third quarter of 2025 were $1.1 billion lower than the third quarter of 2024, while the net interest margin increased by 28 basis points between the two periods. Year-to-date net interest income for 2025 was $337.6 million, a $700,000 increase compared to the same period in 2024.

Noninterest income was $13.0 million for the third quarter of 2025, compared with $14.7 million for the second quarter of 2025 and $12.8 million for the third quarter of 2024. Noninterest income decreased by $1.7 million in the third quarter of 2025 compared to the second quarter due primarily to a loss on sale of available-for-sale securities in the third quarter of 2025 of $8.2 million, that was partially offset by a $6.4 million increase in other income. The increase in other income includes a $6.0 million legal settlement received in the third quarter of 2025. Excluding the loss on sale of AFS securities and legal settlement, noninterest income grew by approximately $447,000 compared to the second quarter of 2025. Noninterest income for the first nine months of 2025 was $44.0 million, a $2.6 million, or 6.30% increase over the same period in 2024.

Noninterest expense for the third quarter of 2025 was $58.6 million, compared to $57.6 million for the second quarter of 2025 and $58.8 million for the third quarter of 2024. The $1.0 million quarter-over-quarter increase was primarily due to an $877,000 increase in salaries and benefits and a $500,000 provision for unfunded loan commitments in the third quarter of 2025. Noninterest expense for the first nine months of 2025 was $175.3 million, a $173,000, or 0.10% increase over the same period in 2024.

At September 30, 2025, total assets were $15.67 billion, an increase $512.6 million, or 3.38%, from total assets of $15.15 billion at December 31, 2024. Interest-earning assets were $14.0 billion at September 30, 2025, an increase of $483.9 million, or 3.58%, when compared with $13.53 billion at December 31, 2024. The increase in interest-earning assets was primarily due to a $581.2 million increase in interest-earning balances due from the Federal Reserve, offset by a $65.5 million decrease in total loans, and a $44.5 million decrease in investment securities.

Total investment securities were $4.88 billion at September 30, 2025, a decrease of $44.5 million, or 0.90%, from $4.92 billion at December 31, 2024. At September 30, 2025, investment securities held-to-maturity (“HTM”) totaled $2.30 billion, a $81.8 million, or 3.44%, decline from $2.38 billion at December 31, 2024. At September 30, 2025, investment securities available-for-sale (“AFS”) totaled $2.58 billion, inclusive of a pre-tax net unrealized loss of $333.8 million. AFS securities increased by $37.3 million, or 1.47%, from $2.54 billion at December 31, 2024. The pre-tax unrealized loss decreased by $113.9 million from December 31, 2024. Our tax equivalent yield on investments was 2.66% for the quarter ended September 30, 2025, compared to 2.62% for the second quarter of 2025 and 2.67% for the third quarter of 2024.

Total loans and leases, at amortized cost, of $8.47 billion at September 30, 2025, decreased by $65.5 million, or 0.77%, from December 31, 2024. The decrease in total loans included decreases of $138.5 million in dairy and livestock loans, offset partially by increases of $27.9 million in commercial real estate loans, $16.9 million in SFR mortgage loans, $14.0 million in commercial and industrial loans and $13.9 million in construction loans. The decline in dairy & livestock loans primarily relates to the seasonal peak in line utilization at the end of every calendar year, demonstrated by a decline in utilization from 81% at December 31, 2024 to 64% at September 30, 2025. Our yield on loans was 5.25% for the quarter ended September 30, 2025, compared to 5.22% for the quarter ended June 30, 2025 and 5.31% for the third quarter of 2024.

The allowance for credit losses totaled $79.3 million at September 30, 2025, compared to $80.1 million at December 31, 2024. There was a $1.0 million provision for credit losses in the third quarter of 2025 and a $1.0 million recapture of credit losses for the nine months ending September 30, 2025

Noninterest-bearing deposits were $7.24 billion at September 30, 2025, an increase of $207.9 million, or 2.95%, when compared to $7.04 billion at December 31, 2024. At September 30, 2025, noninterest-bearing deposits were 59.76% of total deposits, compared to 58.90% at December 31, 2024.

Interest-bearing deposits were $4.88 billion at September 30, 2025, a decrease of $32.0 million, or 0.65%, when compared to $4.91 billion at December 31, 2024. Customer repurchase agreements totaled $451.3 million at September 30, 2025, compared to $261.9 million at December 31, 2024. Our average cost of total deposits including customer repurchase agreements was 0.90% for the quarter ended September 30, 2025, compared to 0.87% for the quarter ended June 30, 2025, and 1.01% for the quarter ended September 30, 2024.

At September 30, 2025, total borrowings, consisted of $500.0 million of FHLB advances, at a weighted average cost of approximately 4.6%. The FHLB advances include maturities of $300 million in May 2026 and $200 million in May 2027.

The Company’s total equity was $2.28 billion at September 30, 2025. This represented an overall increase of $95.8 million from total equity of $2.19 billion at December 31, 2024. Increases to equity included $154.3 million in net earnings and a $64.3 million increase in other comprehensive income that were partially offset by $83.1 million in cash dividends. During the first nine months of 2025, we repurchased, under our stock repurchase plan, 2,360,070 shares at an average price of $18.43, totaling $43.5 million. Our tangible book value per share at September 30, 2025 was $10.98, which compares to $10.10 at December 31, 2024.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of September 30, 2025, the Company’s Tier 1 leverage capital ratio was 11.8%, common equity Tier 1 ratio was 16.3%, Tier 1 risk-based capital ratio was 16.3%, and total risk-based capital ratio was 17.1%. Refer to our Analysis of Financial Condition – Capital Resources.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended		Variance
	September 30,	June 30,
	2025	2025	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$115,577	$111,608	$3,969	3.56%
(Provision for) recapture of credit losses	(1,000)	—	(1,000)	—
Noninterest income	13,006	14,744	(1,738)	-11.79%
Noninterest expense	(58,576)	(57,557)	(1,019)	-1.77%
Income taxes	(16,421)	(18,231)	1,810	9.93%
Net earnings	$52,586	$50,564	$2,022	4.00%
Earnings per common share:
Basic	$0.38	$0.37	$0.01
Diluted	$0.38	$0.37	$0.01
Return on average assets	1.35%	1.34%	0.01%
Return on average shareholders' equity	9.19%	9.06%	0.13%
Efficiency ratio	45.56%	45.55%	0.01%
Noninterest expense to average assets	1.50%	1.52%	-0.02%

	Three Months Ended
	September 30,		Variance
	2025	2024	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$115,577	$113,619	$1,958	1.72%
(Provision for) recapture of credit losses	(1,000)	—	(1,000)	0.00%
Noninterest income	13,006	12,834	172	1.34%
Noninterest expense	(58,576)	(58,835)	259	0.44%
Income taxes	(16,421)	(16,394)	(27)	-0.16%
Net earnings	$52,586	$51,224	$1,362	2.66%
Earnings per common share:
Basic	$0.38	$0.37	$0.01
Diluted	$0.38	$0.37	$0.01
Return on average assets	1.35%	1.23%	0.12%
Return on average shareholders' equity	9.19%	9.40%	-0.21%
Efficiency ratio	45.56%	46.53%	-0.97%
Noninterest expense to average assets	1.50%	1.42%	0.08%

	Nine Months Ended
	September 30,		Variance
	2025	2024	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$337,629	$336,929	$700	0.21%
Recapture of (provision for) credit losses	1,000	—	1,000	100.00%
Noninterest income	43,978	41,371	2,607	6.30%
Noninterest expense	(175,276)	(175,103)	(173)	-0.10%
Income taxes	(53,077)	(53,339)	262	0.49%
Net earnings	$154,254	$149,858	$4,396	2.93%
Earnings per common share:
Basic	$1.12	$1.07	$0.05
Diluted	$1.11	$1.07	$0.04
Return on average assets	1.35%	1.23%	0.12%
Return on average shareholders' equity	9.18%	9.43%	-0.25%
Efficiency ratio	45.93%	46.29%	-0.36%
Noninterest expense to average assets	1.53%	1.43%	0.10%

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2025	2025	2024	2025	2024
	(Dollars in thousands)
Net Income	$52,586	$50,564	$51,224	$154,254	$149,858
Add: Amortization of intangible assets	1,003	1,155	1,286	3,312	4,161
Less: Tax effect of amortization of intangible assets (1)	(297)	(341)	(380)	(979)	(1,230)
Tangible net income	$53,292	$51,378	$52,130	$156,587	$152,789

Average stockholders' equity	$2,271,151	$2,237,948	$2,166,793	$2,245,511	$2,122,870
Less: Average goodwill	(765,822)	(765,822)	(765,822)	(765,822)	(765,822)
Less: Average intangible assets	(7,111)	(8,232)	(11,819)	(8,278)	(13,216)
Average tangible common equity	$1,498,218	$1,463,894	$1,389,152	$1,471,411	$1,343,832

Return on average equity, annualized (2)	9.19%	9.06%	9.40%	9.18%	9.43%
Return on average tangible common equity, annualized (2)	14.11%	14.08%	14.93%	14.23%	15.19%

(1)
Tax effected at respective statutory rates.
(2)
Annualized where applicable.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent ("TE") basis by adjusting interest income utilizing the federal statutory corporate tax rates of 21% in effect for the three and nine months ended September 30, 2025 and 2024. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. We manage interest rate risk within policy limits approved by the Board of Directors, which guides and limits the interest rate risk over short-term and long-term horizons. Sources of interest rate risk include differences in maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and embedded options in assets or liabilities. The mix of interest-earning assets as well as the mix of noninterest bearing deposits and interest-bearing liabilities impacts our ability to manage net interest income during changing interest rate conditions. We also utilize certain derivative instruments to partially hedge interest rate risk. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

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
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,501,923	$18,722	2.99%	$2,637,216	$20,010	3.03%
Tax-advantaged	20,797	145	3.33%	24,774	168	3.25%
Held-to-maturity securities:
Taxable	1,953,725	10,494	2.15%	2,046,987	10,896	2.13%
Tax-advantaged	359,483	2,318	3.12%	371,056	2,388	3.11%
Investment in FHLB stock	18,012	377	8.30%	18,012	375	8.28%
Interest-earning deposits with other institutions	646,979	7,231	4.43%	1,232,551	16,986	5.48%
Loans (2)	8,372,383	110,825	5.25%	8,605,270	114,929	5.31%
Total interest-earning assets	13,873,302	150,112	4.32%	14,935,866	165,752	4.43%
Total noninterest-earning assets	1,625,088			1,577,295
Total assets	$15,498,390			$16,513,161

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,311,097	$22,060	2.03%	$4,189,345	$23,427	2.22%
Time deposits	582,117	4,036	2.75%	741,875	6,394	3.43%
Total interest-bearing deposits	4,893,214	26,096	2.12%	4,931,220	29,821	2.41%
FHLB advances, other borrowings, and customer repurchase agreements	956,235	8,109	3.36%	2,093,364	22,312	4.24%
Interest expense - Other interest-bearing liabilities	30,029	330	4.30%	—	—	0.00%
Interest-bearing liabilities	5,879,478	34,535	2.33%	7,024,584	52,133	2.95%
Noninterest-bearing deposits	7,123,511			7,124,952
Other liabilities	224,250			196,832
Stockholders' equity	2,271,151			2,166,793
Total liabilities and stockholders' equity	$15,498,390			$16,513,161

Net interest income		$115,577			$113,619

Net interest spread - tax equivalent			1.99%			1.48%
Net interest margin			3.31%			3.03%
Net interest margin - tax equivalent			3.33%			3.05%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory corporate rates of 21% in effect for the three months ended September 30, 2025 and September 30, 2024. The non TE rates for total investment securities were 2.62% and 2.63% for the three months ended September 30, 2025 and September 30, 2024, respectively.
(2)
Includes loan fees of $781,000 and $748,000 for the three months ended September 30, 2025 and September 30, 2024, respectively. Prepayment penalty fees of $643,000 and $830,000 are included in interest income for the three months ended September 30, 2025 and September 30, 2024, respectively.
(3)
Includes interest-bearing demand and money market accounts.

	Nine Months Ended September 30,
	2025			2024
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,501,899	$55,466	2.96%	$2,750,063	$62,347	3.02%
Tax-advantaged	20,552	434	3.36%	24,918	502	3.22%
Held-to-maturity securities:
Taxable	1,978,043	31,690	2.14%	2,065,950	32,930	2.13%
Tax-advantaged	363,260	7,029	3.12%	373,477	7,201	3.11%
Investment in FHLB stock	18,012	1,167	8.66%	18,012	1,171	8.68%
Interest-earning deposits with other institutions	384,208	12,796	4.45%	799,443	32,884	5.49%
Loans (2)	8,397,900	328,741	5.23%	8,720,058	345,478	5.29%
Total interest-earning assets	13,663,874	437,323	4.29%	14,751,921	482,513	4.38%
Total noninterest-earning assets	1,620,955			15,814,501
Total assets	$15,284,829			$16,333,372

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,265,958	$64,344	2.02%	$4,064,625	$61,844	2.03%
Time deposits	572,593	11,903	2.78%	640,941	15,322	3.19%
Total interest-bearing deposits	4,838,551	76,247	2.11%	4,705,566	77,166	2.19%
FHLB advances, other borrowings, and customer repurchase agreements	890,936	22,310	3.35%	2,177,051	68,418	4.20%
Interest expense - Other interest-bearing liabilities	34,697	1,137	4.32%	—	—	0.00%
Interest-bearing liabilities	5,764,184	99,694	2.31%	6,882,617	145,584	2.83%
Noninterest-bearing deposits	7,060,953			7,153,557
Other liabilities	214,181			174,328
Stockholders' equity	2,245,511			2,122,870
Total liabilities and stockholders' equity	$15,284,829			$16,333,372

Net interest income		$337,629			$336,929

Net interest spread - tax equivalent			1.98%			1.56%
Net interest margin			3.30%			3.05%
Net interest margin - tax equivalent			3.32%			3.06%

(1)
Includes tax equivalent (TE) adjustments utilizing federal statutory corporate rates of 21% in effect for the nine months ended September 30, 2025 and September 30, 2024. The non TE rates for total investment securities were 2.59% and 2.63% for the nine months ended September 30, 2025 and September 30, 2024, respectively.
(2)
Includes loan fees of $2.1 million and $2.2 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. Prepayment penalty fees of $2.3 million and $1.9 million are included in interest income for the nine months ended September 30, 2025 and September 30, 2024, respectively.
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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended September 30,
	2025 Compared to 2024
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(1,034)	$(267)	$13	$(1,288)
Tax-advantaged investment securities	(27)	5	(1)	(23)
Held-to-maturity securities:
Taxable investment securities	(501)	100	(1)	(402)
Tax-advantaged investment securities	(75)	5	—	(70)
Investment in FHLB stock	—	1	1	2
Interest-earning deposits with other institutions	(8,092)	(3,257)	1,594	(9,755)
Loans	(3,119)	(1,325)	340	(4,104)
Total interest income	(12,848)	(4,738)	1,946	(15,640)

Interest expense:
Savings deposits	683	(2,054)	4	(1,367)
Time deposits	(1,381)	(1,268)	291	(2,358)
FHLB advances, other borrowings, and customer repurchase agreements	(12,153)	(4,621)	2,571	(14,203)
Interest expense - Other interest-bearing liabilities	—	—	330	330
Total interest expense	(12,851)	(7,943)	3,196	(17,598)
Net interest income	$3	$3,205	$(1,250)	$1,958

	Comparison of Nine Months Ended September 30,
	2025 Compared to 2024
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(7,509)	$(1,859)	$2,487	$(6,881)
Tax-advantaged investment securities	(117)	32	17	(68)
Held-to-maturity securities:
Taxable investment securities	(1,868)	224	404	(1,240)
Tax-advantaged investment securities	(263)	34	57	(172)
Investment in FHLB stock	—	(4)	—	(4)
Interest-earning deposits with other institutions	(22,815)	(8,327)	11,054	(20,088)
Loans	(17,048)	(5,106)	5,417	(16,737)
Total interest income	(49,620)	(15,006)	19,436	(45,190)

Interest expense:
Savings deposits	4,092	(642)	(950)	2,500
Time deposits	(2,182)	(2,653)	1,416	(3,419)
FHLB advances, other borrowings, and customer repurchase agreements	(53,990)	(18,503)	26,385	(46,108)
Interest expense - Other interest-bearing liabilities	—	—	1,137	1,137
Total interest expense	(52,080)	(21,798)	27,988	(45,890)
Net interest income	$2,460	$6,792	$(8,552)	$700

Third Quarter of 2025 Compared to the Third Quarter of 2024

Net interest income, before provision for credit losses, of $115.6 million for the third quarter of 2025 increased by $2.0 million, or 1.72%, from the third quarter of 2024. The increase in net interest income in the third quarter of 2025 compared to the third quarter of 2024 was the net result of a $17.6 million decrease in interest expense that exceeded a $15.6 million decline in interest income. The decrease in interest expense was primarily due to a $14.9 million decrease in interest expense from a $1.2 billion decrease in average borrowings.

Total interest income of $150.1 million declined by $15.6 million, or 9.44%, when compared to the third quarter of 2024. This decrease was primarily due to a $1.06 billion decline in average interest-earning assets and an 11 basis point decrease of the yield on earning assets. Average loan balances declined by $232.9 million from the third quarter of 2024. Compared to the third quarter of 2024, the average balance of investment securities decreased by $244.1 million, while the average amount of funds held at the Federal Reserve decreased by $581.3 million.

Total interest income and fees on loans for the third quarter of 2025 was $110.8 million, a decrease of $4.1 million, or 3.57%, from the third quarter of 2024. This decrease in income was due to both the decline in average loan balances and a decline in loan yields from 5.31% for the third quarter of 2024, to 5.25% for the third quarter of 2025. Loan yields decreased as declining short term interest rates, such as the Prime rate, lowered the yield on variable indexed loans.

Interest income from investment securities was $31.7 million, a decrease of $1.8 million, or 5.33%, from the third quarter of 2024. The decrease was driven primarily by a $3.0 million decrease in the positive carry on pay-fixed swaps that are available-for-sale investment fair value hedges. The spread between daily SOFR and fixed rate paid on these swaps decreased from 1.71% in the third quarter of 2024 to .74% in the third quarter of 2025. Excluding the impact of the fair value hedges, investment security yields increased by 22 basis points, partially offsetting the impact on interest income from the $244.1 million decrease in average investment balances.

Interest expense was $34.5 million for the third quarter of 2025, a decrease of $17.6 million, compared to the third quarter of 2024. Total cost of funds of 1.05% for the third quarter of 2025 decreased from 1.47% for the year ago quarter. This 42 basis point decrease in cost of funds was primarily the result of a $1.2 billion decrease in average borrowings, as well as the 16 basis point decrease in average borrowing costs, when compared to the third quarter of 2024. The redemption of $1.3 billion of Federal Reserve Bank Term Funding Program borrowings in the third quarter of 2024 resulted in the year over year decline in the level of borrowings. A 29 basis point decrease in the cost of total interest-bearing deposits was primarily due to a 19 basis point decrease in the cost of non-maturing interest bearing deposits. Additionally, time deposits declined by $159.8 million and the cost of time deposits decreased by 68 basis points. The cost of customer repurchase agreements increased from 1.73% in the third quarter of 2024 to 2.00% in the third quarter of 2025. Average noninterest-bearing deposits were 59.3% of total average deposits for the third quarter of 2025, compared to 59.1% for the third quarter of 2024.

Nine Months of 2025 Compared to Nine Months of 2024

Net interest income, before provision for credit losses, was $337.6 million for the nine months ended September 30, 2025, an increase of $0.7 million, or 0.21%, compared to $336.9 million for the same period in 2024. The increase in net interest income for the nine months ended September 30, 2025 compared to the same period in 2024 was due to the net impact of a 26 basis point increase in the net interest margin that offset a $1.1 billion decrease in average earning assets. The average balance on interest-bearing liabilities decreased by $1.1 billion, or 16.25%, to $5.76 billion for the nine months ended September 30, 2025, from $6.88 billion for the same period in the prior year. Our net interest margin (TE) was 3.32% for the first nine months of 2025, compared to 3.06% for the same period of 2024.

Total interest income was $437.3 million for the nine months ended September 30, 2025, which was $45.2 million, or 9.37%, lower than the same period of 2024. The decline was due to the decrease in the average balance in interest-earning assets which decreased by $1.1 billion, or 7.38%, to $13.66 billion for the nine months ended September 30, 2025 from $14.75 billion for the same period in 2024, and a nine basis point decrease in the yield on earning assets, to 4.29% for the first nine months of 2025, compared to 4.38% for the same period in 2024. The year-over-year decrease in average earning assets resulted from a decline of $350.7 million in average investment securities, a $322.2 million decrease in our average loan balances, and a $408.3 million decrease in the average amount of funds held at the Federal Reserve. The decrease in the average earning asset yield compared to the first nine months of 2024 resulted from a six basis point decrease in loan yields, from 5.29% for the first nine months of 2024 to 5.23% for the same period of 2025, and a four basis point decrease in the tax-equivalent yield on investment securities. Including the impact of fair value hedges, the yield on investment securities decreased from 2.68% for the first nine months of 2024 to 2.64% for the nine months ended September 30, 2025. The decrease in yield includes the positive carry on the fair value hedges, which resulted in $3.6 million of interest income for the nine months ended September 30, 2025, compared to $12.1 million in the first nine months of 2024.

Interest expense of $99.7 million for the nine months ended September 30, 2025, was $45.9 million lower than the same period of 2024. Total cost of funds for the first nine months of 2025 was 1.04%, compared with 1.39% for the same period of 2024. Average noninterest-bearing deposits for the nine months ending September 30, 2025 decreased by $92.6 million, compared to the first nine months of 2024. Average noninterest-bearing deposits represented 59.34% of our total average deposits for the nine months ended September 30, 2025, compared to 60.32% for the same period of 2024. The average rate paid on interest-bearing liabilities decreased by 52 basis points, to 2.31% for the first nine months of 2025, from 2.83% for the same period of 2024. The average rate paid on interest-bearing deposits for the first nine months of 2025 decreased by eight basis points from the same period in 2024. The average balance of time deposits decreased by $68.3 million to $572.6 million in the first nine months of 2025 compared to $640.9 million in the same period in 2024, while the cost of time deposits decreased to 2.78%, from 3.19% in the same period in 2024. The average balance on non-maturity interest-bearing deposits increased from the prior year period by $201.3 million, with the cost of these deposits decreasing by one basis point. Average borrowings for the first nine months of 2025 were $507.0 million at a cost of 4.61%, compared with $1.86 billion at cost of 4.76% of average borrowings for the same period of 2024. The decrease in rates on deposits and borrowings was due to declining market rates and the redemption of Bank Term Funding Program borrowings.

Provision for (Recapture of) Credit Losses

The provision for (recapture of) credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan portfolio as of the balance sheet date.

There was a $1.0 million provision for credit losses in the third quarter of 2025, compared to no provision in the third quarter of 2024. Net recoveries for the third quarter of 2025 were $333,000, compared to net recoveries of $156,000 in the third quarter of 2024. Projected loss rates were 0.94% at September 30, 2025, compared to 0.97% at September 30, 2024.

There was a $1.0 million recapture of credit losses for the nine months ended September 30, 2025, compared to no provision or recapture for credit losses for the same period of 2024. For the nine months ended September 30, 2025, we experienced credit charge-offs of $536,000 and total recoveries of $750,000, resulting in net recoveries of $214,000. For the nine months ended September 30, 2024, we experienced credit charge-offs of $4.3 million and total recoveries of $444,000, resulting in net charge-offs of $3.9 million. Refer to the discussion of “Allowance for Credit Losses” in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

No assurance can be given that economic conditions which affect the Company’s service areas or other circumstances will or will not be reflected in future changes in the level of our allowance for credit losses and the resulting provision or recapture of provision for credit losses. The process to estimate the allowance for credit losses requires considerable judgment and our economic forecasts may continue to vary due to the uncertainty of the future impact from geopolitical events, trade barriers, including tariff policies, and global inflation will have on future interest rates, unemployment, the overall economy and resulting impact on our customers. See “Allowance for Credit Losses” under Analysis of Financial Condition herein.

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

The following table sets forth the various components of noninterest income for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2025	2024	$	%	2025	2024	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,859	$5,120	$(261)	-5.10%	$14,726	$15,273	$(547)	-3.58%
Trust and investment services	3,875	3,565	310	8.70%	11,002	10,217	785	7.68%
Bankcard services	684	355	329	92.68%	1,961	1,110	851	76.67%
BOLI income	3,267	3,499	(232)	-6.63%	9,326	10,034	(708)	-7.06%
Loss on sale of AFS investment securities	(8,185)	(11,582)	3,397	29.33%	(8,185)	(11,582)	3,397	29.33%
Gain on OREO, net	—	—	—	—	2,183	—	2,183	—
Gain on sale leaseback transactions	—	9,106	(9,106)	-100.00%	—	9,106	(9,106)	-100.00%
Other	8,506	2,771	5,735	206.96%	12,965	7,213	5,752	79.74%
Total noninterest income	$13,006	$12,834	$172	1.34%	$43,978	$41,371	$2,607	6.30%

Third Quarter of 2025 Compared to the Third Quarter of 2024

The $172,000 increase in noninterest income in the third quarter of 2025 compared to the same period in 2024 was due to a $5.7 million increase in other income and a $3.4 million decrease in the loss on sale of AFS securities, partially offset by a $9.1 million gain on a sale leaseback transaction in the third quarter of 2024. The increase in other income included a $6.0 million legal settlement received in the third quarter of 2025.

Trust and Investment Services represents our CitizensTrust group. The CitizensTrust group is made up of wealth management and investment services. They provide a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At September 30, 2025, CitizensTrust had approximately $5.2 billion in assets under management and administration, including $3.7 billion in assets under management. CitizensTrust generated fees of $3.9 million for the third quarter of 2025, compared to $3.6 million for the same period of 2024.

Nine Months of 2025 Compared to Nine Months of 2024

The $2.6 million year-over-year increase in noninterest income included a $2.2 million gain on sale of OREO, a $3.4 million decrease in the loss on sale of AFS securities, a $5.7 million increase in other income, and a $785,000 increase in trust and investment services, partially offset by a $9.1 million gain on a sale leaseback transaction in the third quarter of 2024. The increase in other income included a $6.0 million legal settlement received in the third quarter of 2025.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2025	2024	$	%	2025	2024	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$35,876	$36,647	$(771)	-2.10%	$107,352	$108,474	$(1,122)	-1.03%
Occupancy	4,703	4,997	(294)	-5.88%	14,331	14,232	99	0.70%
Equipment	1,120	1,207	(87)	-7.21%	3,596	3,309	287	8.67%
Professional services	2,350	2,855	(505)	-17.69%	6,622	7,836	(1,214)	-15.49%
Computer software expense	4,350	3,906	444	11.37%	12,981	11,380	1,601	14.07%
Marketing and promotion	1,738	1,964	(226)	-11.51%	5,543	5,550	(7)	-0.13%
Amortization of intangible assets	1,003	1,286	(283)	-22.01%	3,312	4,161	(849)	-20.40%
Telecommunications expense	520	479	41	8.56%	1,574	1,461	113	7.73%
Regulatory assessments	2,030	2,104	(74)	-3.52%	6,065	7,963	(1,898)	-23.84%
Insurance	494	507	(13)	-2.56%	1,468	1,523	(55)	-3.61%
Provision for (recapture of) unfunded loan commitments	500	(750)	1,250	166.67%	1,000	(1,250)	2,250	180.00%
Directors' expenses	316	306	10	3.27%	913	961	(48)	-4.99%
Other	3,576	3,327	249	7.48%	10,519	9,503	1,016	10.69%
Total noninterest expense	$58,576	$58,835	$(259)	-0.44%	$175,276	$175,103	$173	0.10%

Noninterest expense to average assets	1.50%	1.42%			1.53%	1.43%
Efficiency ratio (1)	45.56%	46.53%			45.93%	46.29%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.50% for the third quarter of 2025, compared to 1.42% for the third quarter of 2024.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 45.56% for the third quarter of 2025, compared to 46.53% for the third quarter of 2024.

Third Quarter of 2025 Compared to the Third Quarter of 2024

Noninterest expense of $58.6 million for the third quarter of 2025 was $260,000, or 0.44%, lower than the third quarter of 2024. The decrease in noninterest expense from the third quarter of 2024 was the net result of decreases in most expense categories, that were partially offset by a $444,000 increase in software expense related to technology investments and a $1.25 million increase in the provision for unfunded loan commitments. The $771,000 decrease in salaries and employee benefits was primarily due to lower benefit expense.

Nine Months of 2025 Compared to Nine Months of 2024

Noninterest expense of $175.3 million for the first nine months of 2025 was $173,000 higher than the prior year period. Year-over-year expense increases included $1.6 million, or a 14.1% increase in computer software expense related to data processing costs from continued investments in technology and automation, which coincides with a $1.1 million decrease in salary and benefit expense. Regulatory assessment expense declined by $1.9 million as there was additional accruals in the first half of 2024 for the FDIC special assessment fee from initial estimates of losses from bank failures in 2023. This was offset by the impact of the change in unfunded commitment reserve. The first nine months of 2025 included $1.0 million in provision for unfunded loan commitments, compared to $1.3 million in recapture of provision for in the same period of 2024, resulting in a $2.3 million increase in expense. Legal expenses decreased by $1.3 million in the first nine months of 2025, primarily due to legal expenses incurred in the first nine months of 2024 related to the lawsuit the Company pursued related to allegations of trade secrets misappropriation that was settled in the third quarter of 2025. As a percentage of average assets, noninterest expense was 1.53% for the nine months ended September 30, 2025, compared to 1.43% for the same period of 2024. For the nine months ended September 30, 2025, the efficiency ratio was 45.93%, compared to 46.29% for the same period of 2024.

Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2025 was 23.80% and 25.60% compared to 24.25% and 26.25%, for the three and nine months ended September 30, 2024, respectively. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income from municipal securities and bank owned life insurance ("BOLI"), as well as available tax credits. The decrease in the effective tax rate was primarily driven by increased investments in solar tax credits.

The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $15.67 billion at September 30, 2025 increased by $512.6 million, or 3.38%, from total assets of $15.15 billion at December 31, 2024. Interest-earning assets of $14.01 billion at September 30, 2025 increased by $483.9 million, or 3.58%, when compared with $13.53 billion at December 31, 2024. The increase in interest-earning assets was primarily due to a $581.2 million increase in interest-earning balances due from the Federal Reserve, offset by a $65.5 million decrease in total loans, and a $44.5 million decrease in investment securities.

Total liabilities were $13.38 billion at September 30, 2025, an increase of $416.8 million, or 3.21%, from total liabilities of $12.97 billion at December 31, 2024. Total deposits increased by $175.9 million, or 1.47%, with noninterest-bearing deposits increasing by $207.9 million, or 2.95%. Interest-bearing deposits declined by $32.0 million, or 0.65%. Borrowings remained the same balance as of December 31, 2024. At September 30, 2025, total borrowings consisted of $500 million of FHLB advances, at an average cost of approximately 4.6%.

Total equity increased $95.8 million to $2.28 billion at September 30, 2025, compared to total equity of $2.19 billion at December 31, 2024. Increases to equity included $154.3 million in net earnings and a $64.3 million increase in other comprehensive income that were partially offset by $83.1 million in cash dividends. In the first nine months of 2025, we repurchased, under our stock repurchase plan, 2,360,070 shares of common stock, at an average repurchase price of $18.43, totaling $43.5 million. We engaged in no stock repurchases during the first nine months of 2024.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At September 30, 2025, total investment securities were $4.88 billion. This represented a decrease of $44.5 million, or 0.90%, from $4.92 billion at December 31, 2024. The overall decrease in investment securities was primarily due to a $81.8 million decline in our HTM securities. At September 30, 2025, our AFS investment securities totaled $2.58 billion, inclusive of a pre-tax net unrealized loss of $333.8 million. The $113.9 million increase in fair value of our AFS securities since December 31, 2024 was partially offset by a $18.4 million decrease in the fair value of our derivatives that hedge the change in value of our AFS portfolio. The after-tax unrealized loss reported in AOCI on our AFS investment securities at September 30, 2025 was $236.8 million. The changes in the net unrealized holding loss resulted primarily from fluctuations in market interest rates. At September 30, 2025, investment securities HTM totaled $2.30 billion. For the nine months ended September 30, 2025 and 2024, repayments/maturities of investment securities totaled $339.4 million and $366.4 million, purchases totaled $250.2 million and $44.9 million, and sales totaled $65.5 million and $245.3 million, respectively. Total Commercial Property Assessed Clean Energy ("C-PACE") bonds which are included in our HTM securities portfolio at September 30, 2025 were $17.7 million, of which $6.2 million was originated in the first nine months of 2025.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	September 30, 2025
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$34,738	$14	$—	$34,752	1.35%
Mortgage-backed securities	2,186,896	1,810	(225,199)	1,963,507	76.13%
CMO/REMIC	668,135	1,170	(111,026)	558,279	21.64%
Municipal bonds	21,778	34	(609)	21,203	0.82%
Other securities	1,656	—	—	1,656	0.06%
Unallocated portfolio layer fair value basis adjustments (1)	(10,838)	10,838	—	—	0.00%
Total available-for-sale securities	$2,902,365	$13,866	$(336,834)	$2,579,397	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$502,460	$—	$(86,096)	$416,364	21.87%
Mortgage-backed securities	570,690	2	(87,814)	482,878	24.84%
CMO/REMIC	760,193	—	(157,362)	602,831	33.07%
Municipal bonds	446,881	861	(31,602)	416,140	19.45%
Other securities (2)	17,685	—	—	17,685	0.77%
Total held-to-maturity securities	$2,297,909	$863	$(362,874)	$1,935,898	100.00%

	December 31, 2024
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$34,149	$106	$—	$34,255	1.35%
Mortgage-backed securities	2,460,573	337	(326,376)	2,134,534	83.97%
CMO/REMIC	471,921	—	(120,399)	351,522	13.82%
Municipal bonds	21,755	28	(1,406)	20,377	0.80%
Other securities	1,427	—	—	1,427	0.06%
Unallocated portfolio layer fair value basis adjustments (1)	7,222	—	(7,222)	—	0.00%
Total available-for-sale securities	$2,997,047	$471	$(455,403)	$2,542,115	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$514,572	$—	$(106,315)	$408,257	21.62%
Mortgage-backed securities	614,383	—	(110,020)	504,363	25.82%
CMO/REMIC	784,059	—	(170,121)	613,938	32.95%
Municipal bonds	455,199	1,158	(40,025)	416,332	19.13%
Other securities (2)	11,455	—	—	11,455	0.48%
Total held-to-maturity securities	$2,379,668	$1,158	$(426,481)	$1,954,345	100.00%

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

(2)
Represents Commercial Property Assessed Clean Energy ("C-PACE") bonds.

As of September 30, 2025, $21.8 million in U.S. government agency bonds are callable. The Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds, which represented approximately 9% of the total investment portfolio, are predominately AA or higher rated securities.

The following table presents the Company’s AFS investment securities and HTM investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$192,418	$(957)	$1,621,368	$(224,242)	$1,813,786	$(225,199)
CMO/REMIC	30,549	—	346,830	(111,026)	377,379	(111,026)
Municipal bonds	—	—	18,318	(609)	18,318	(609)
Total available-for-sale securities	$222,967	$(957)	$1,986,516	$(335,877)	$2,209,483	$(336,834)

Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$416,364	$(86,096)	$416,364	$(86,096)
Mortgage-backed securities	1,826	—	463,805	(87,814)	465,631	(87,814)
CMO/REMIC	—	—	602,831	(157,362)	602,831	(157,362)
Municipal bonds	61,397	(1,224)	294,987	(30,378)	356,384	(31,602)
Total held-to-maturity securities	$63,223	$(1,224)	$1,777,987	$(361,649)	$1,841,210	$(362,874)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$204,428	$(700)	$1,757,066	$(325,677)	$1,961,494	$(326,377)
CMO/REMIC	1	—	351,521	(120,399)	351,522	(120,399)
Municipal bonds	3,215	(155)	16,262	(1,250)	19,477	(1,405)
Total available-for-sale securities	$207,644	$(855)	$2,124,849	$(447,326)	$2,332,493	$(448,181)

Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$408,257	$(106,315)	$408,257	$(106,315)
Mortgage-backed securities	2,072	(42)	502,292	(109,978)	504,364	(110,020)
CMO/REMIC	—	—	613,937	(170,121)	613,937	(170,121)
Municipal bonds	63,668	(1,067)	286,868	(38,958)	350,536	(40,025)
Total held-to-maturity securities	$65,740	$(1,109)	$1,811,354	$(425,372)	$1,877,094	$(426,481)

Once it is determined that a credit loss has occurred, an allowance for credit losses is established on our available-for-sale and held-to-maturity securities. Management determined that credit losses did not exist for securities in an unrealized loss position as of September 30, 2025 and December 31, 2024.

Refer to Note 4 – Investment Securities of the notes to the unaudited condensed consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans

Total loans and leases, at amortized cost, of $8.47 billion at September 30, 2025 decreased by $65.5 million, or 0.77%, from December 31, 2024. The decrease in total loans included decreases of $138.5 million in dairy & livestock loans, offset partially by increases of $14.0 million in commercial and industrial loans, $27.9 million in commercial real estate loans, $13.9 million in construction loans, $11.6 million in agribusiness loans, and $16.9 million in single family residential loans. The decline in dairy & livestock loans primarily relates to the seasonal peak in line utilization at the end of every calendar year, demonstrated by a decline in utilization from 81% at the end of 2024 to 64% at September 30, 2025. Excluding the decline in dairy & livestock loans, total gross loans would have increased by $73.0 million.

The following table presents our loan portfolio by type as of the dates presented.

	September 30, 2025	December 31, 2024
	(Dollars in thousands)

Commercial real estate	$6,535,319	$6,507,452
Construction	29,976	16,082
Small Business Administration ("SBA")	266,228	273,013
SBA - Paycheck Protection Program ("PPP")	51	774
Commercial and industrial	939,174	925,178
Dairy & livestock and agribusiness	292,963	419,904
Municipal lease finance receivables	61,383	66,114
SFR mortgage	286,111	269,172
Consumer and other loans	59,701	58,743
Total loans, at amortized cost	8,470,906	8,536,432
Less: Allowance for credit losses	(79,336)	(80,122)
Total loans and lease finance receivables, net	$8,391,570	$8,456,310

As of September 30, 2025, $411.4 million, or 6.30% of the total commercial real estate loans included loans secured by farmland, compared to $449.8 million, or 6.91%, at December 31, 2024. The loans secured by farmland included $102.0 million for loans secured by dairy & livestock land and $309.4 million for loans secured by agricultural land at September 30, 2025, compared to $109.1 million for loans secured by dairy & livestock land and $340.7 million for loans secured by agricultural land at December 31, 2024. As of September 30, 2025, dairy & livestock and agribusiness loans of $293.0 million were comprised of $246.7 million of dairy & livestock loans and $46.2 million of agribusiness loans, compared to $419.9 million comprised of $385.3 million of dairy & livestock loans and $34.6 million of agribusiness loans December 31, 2024.

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

As of September 30, 2025, the Company had $211.2 million of total SBA 504 loans. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of September 30, 2025, the Company had $55.0 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As of September 30, 2025, the Company had $30.0 million in construction loans. This represents 0.36% of total loans held-for-investment. There were no nonperforming construction loans at September 30, 2025.

Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans, by region as of September 30, 2025.

	September 30, 2025
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,047,648	36.0%	$2,244,360	34.3%
Central Valley and Sacramento	1,936,895	22.9%	1,525,975	23.4%
Orange County	1,275,191	15.0%	763,425	11.7%
Inland Empire	981,350	11.6%	865,278	13.2%
Central Coast	441,366	5.2%	380,311	5.8%
San Diego	319,646	3.8%	311,839	4.8%
Other California	144,468	1.7%	104,006	1.6%
Out of State	324,342	3.8%	340,125	5.2%
	$8,470,906	100.0%	$6,535,319	100.0%

The table below breaks down our commercial real estate portfolio.

	September 30, 2025
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
Commercial real estate:
Industrial	$2,228,294	34.1%	46.5%	$1,655
Office	1,025,127	15.7%	27.5%	1,678
Retail	898,769	13.8%	11.0%	1,722
Multi-family	819,750	12.5%	0.5%	1,538
Secured by farmland (2)	411,359	6.3%	99.5%	1,418
Medical	326,848	5.0%	32.1%	1,520
Other (3)	825,172	12.6%	42.4%	1,858
Total commercial real estate	$6,535,319	100.0%	35.0%	$1,650

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $102.0 million for loans secured by dairy & livestock land and $309.4 million for loans secured by agricultural land at September 30, 2025.
(3)
Other loans consist of a variety of loan types, none of which exceeded 2.0% of total commercial real estate loans at September 30, 2025.

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Nonaccrual loans	$27,804	$27,795
Total nonperforming loans	27,804	27,795
OREO, net	661	19,303
Total nonperforming assets	$28,465	$47,098
Modified loans to borrowers experiencing financial difficulty	$10,756	$6,467

Total nonperforming loans and performing modified loans to borrowers experiencing financial difficulty	$38,560	$34,262

Percentage of nonperforming loans and performing modified loans to borrowers experiencing financial difficulty to total loans, at amortized cost	0.46%	0.40%

Percentage of nonperforming assets to total loans, at amortized cost, and OREO	0.34%	0.55%
Percentage of nonperforming assets to total assets	0.18%	0.31%

Modifications of Loans to Borrowers Experiencing Financial Difficulty

There were 16 loans to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2025 with an amortized cost totaling $10.8 million at September 30, 2025, including seven commercial real estate loans totaling $8.4 million, eight commercial and industrial loans totaling $1.9 million and a dairy & livestock and agribusiness loan of $395,000.

The table below reflects the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified as of September 30, 2025 and December 31, 2024, and the financial effect of those modifications.

	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
September 30, 2025
Term Extension
Commercial real estate loans	$7,754	0.09%	Added a weighted-average 1.8 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	1,149	0.01%	Added a weighted-average 1.4 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	395	0.00%	Added a weighted-average 1.6 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Total	$9,298

Term Extension and Interest Rate Reduction
Commercial real estate loans	675	0.01%	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10.00% to 7.25%.
Commercial and industrial	783	0.01%	Added a weighted-average 1.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 8.50% to 7.75%.
Total	1,458
Total Modified	$10,756

	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
December 31, 2024
Term Extension
Commercial real estate loans	$2,180	0.03%	Added a weighted-average 1.7 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	2,804	0.03%	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	800	0.01%	Added a weighted-average 0.9 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Total	$5,784

Term Extension and Interest Rate Reduction
Commercial real estate loans	$683	0.01%	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10.00% to 7.25%.
Total	683
Total Modified	$6,467

During the three and nine months ended September 30, 2025, a commercial real estate loan defaulted within 12 months after the loan was modified with a term extension. The amortized cost of the loan was $244,300. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty as of September 30, 2025.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial real estate loans	$8,386	$43	$—
Commercial and industrial	1,932	—	—
Dairy & livestock and agribusiness	395	—	—
Total	$10,713	$43	$—

At September 30, 2025 and December 31, 2024, there was no ACL allocated to modified loans to borrowers experiencing financial difficulty. Impairment amounts identified are typically charged off against the allowance at the time the loan is considered uncollectible. There were no charge-offs on loans to borrowers experiencing financial difficulty for the nine months ended September 30, 2025 and 2024.

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2025	2025	2025	2024	2024
	(Dollars in thousands)
Nonperforming loans:
Commercial real estate	$23,707	$24,379	$24,379	$25,866	$18,794
SBA	3,952	1,265	1,024	1,529	151
Commercial and industrial	145	265	173	340	2,825
Dairy & livestock and agribusiness	—	60	60	60	143
Total	$27,804	$25,969	$25,636	$27,795	$21,913
% of Total loans	0.33%	0.31%	0.31%	0.33%	0.26%

Past due 30-89 days (accruing):
Commercial real estate	$43	$—	$—	$—	$30,701
SBA	42	3,419	718	88	—
Commercial and industrial	—	—	—	399	64
Total	$85	$3,419	$718	$487	$30,765
% of Total loans	0.00%	0.04%	0.01%	0.01%	0.36%

OREO:
Commercial real estate	$661	$661	$495	$18,656	$—
SFR mortgage	—	—	—	647	647
Total	$661	$661	$495	$19,303	$647
Total nonperforming, past due, and OREO	$28,550	$30,049	$26,849	$47,585	$53,325
% of Total loans	0.34%	0.36%	0.32%	0.56%	0.62%

Classified Loans	$78,180	$73,422	$94,169	$89,549	$124,606

Nonperforming loans, defined as nonaccrual loans, including modified loans on nonaccrual, and loans past due 90 days or more and still accruing interest, were $27.8 million at September 30, 2025, or 0.33% of total loans. This compares to nonperforming loans of $27.8 million, or 0.33% of total loans, at December 31, 2024 and $21.9 million, or 0.26% of total loans, at September 30, 2024. The $1.8 million increase in nonperforming loans from June 30, 2025 was primarily due to the addition of one nonperforming SBA loan in the amount of $3.4 million, that was past due at the end of the second quarter of 2025.

Classified loans are loans that are graded “substandard” or worse. Classified loans increased $4.8 million quarter-over-quarter, primarily due to a downgrade of a $2.9 million commercial and industrial loan.

At September 30, 2025, we had two OREO properties totaling $661,000. At December 31, 2024 we had four OREO properties totaling $19.3 million. In the first quarter of 2025, we sold four properties with a total book value of $19.3 million. These sales resulted in gains on sale of approximately $2.0 million.

Allowance for Credit Losses

The allowance for credit losses totaled $79.3 million as of September 30, 2025, compared to $80.1 million as of December 31, 2024 and $82.9 million as of September 30, 2024. Our allowance for credit losses at September 30, 2025 was 0.94% of total loans. This compares to 0.94% at December 31, 2024 and 0.97% at September 30, 2024. The decrease in our allowance for credit losses from December 31, 2024 was due to a $1.0 million recapture of credit losses compared to no provision for credit losses recorded for the nine months ended September 30, 2024. Net recoveries were $214,000 for the nine months ended September 30, 2025, compared to net charge-offs of $3.9 million for the same period of 2024.

The allowance for credit losses as of September 30, 2025 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. The allowance for credit loss is sensitive to both changes in these portfolio characteristics and the forecast of macroeconomic variables. Risk attributes for commercial real estate loans include Original Loan to Value ratios ("OLTV"), origination year, loan seasoning, and macroeconomic variables that include Real GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans. The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans (excluding PPP loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with both upside and downside risks weighted among multiple forecasts. As of September 30, 2025, the resulting weighted forecast reflects lower GDP in 2027 and 2028. GDP growth is forecasted to be below 1.5% until the end of 2027 and will not reach 2% until 2028. The unemployment rate is forecasted to increase, with unemployment averaging 5% by the beginning of 2026 and stay above 5% through 2028.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	As of and For the
	Nine Months Ended
	September 30,
	2025	2024
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$80,122	$86,842
Charge-offs:
Commercial real estate	—	(2,258)
SBA	(118)	(165)
Commercial and industrial	(413)	(1,917)
Consumer and other loans	(5)	(4)
Total charge-offs	(536)	(4,344)
Recoveries:
Construction	171	61
SBA	47	94
Commercial and industrial	532	289
Total recoveries	750	444
Net recoveries (charge-offs)	214	(3,900)
(Recapture of) provision for credit losses	(1,000)	—
Allowance for credit losses at end of period	$79,336	$82,942

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$6,250	$7,500
Provision for (recapture of) unfunded loan commitments	1,000	(1,250)
Reserve for unfunded loan commitments at end of period	$7,250	$6,250

Reserve for unfunded loan commitments to total unfunded loan commitments	0.34%	0.33%

Amount of total loans at end of period (1)	$8,470,906	$8,572,565
Average total loans outstanding (1)	$8,397,900	$8,720,058

Net recoveries (charge-offs) to average total loans	0.00%	-0.04%
Net recoveries (charge-offs) to total loans at end of period	0.00%	-0.50%
Allowance for credit losses to average total loans	0.94%	0.95%
Allowance for credit losses to total loans at end of period	0.94%	0.97%
Net recoveries (charge-offs) to allowance for credit losses	0.27%	-4.70%
Net (charge-offs) recoveries to recapture for credit losses	-21.40%	-0.00%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The Bank’s ACL methodology also produced an allowance of $7.3 million for our off-balance sheet credit exposures as of September 30, 2025, compared with $6.3 million as of December 31, 2024 and September 30, 2024. There was a $1.0 million provision for unfunded loan commitments in the first nine months of 2025, compared to a $1.3 million recapture for the same period of 2024.

While we believe that the allowance at September 30, 2025 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that future economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

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

Total deposits were $12.12 billion at September 30, 2025. This represented an increase of $175.9 million, or 1.47%, when compared with total deposits of $11.95 billion at December 31, 2024. The composition of deposits is summarized as of the dates presented in the table below.

	September 30, 2025		December 31, 2024
	Balance	Percent	Balance	Percent
	(Dollars in thousands)

Noninterest-bearing deposits	$7,244,968	59.76%	$7,037,096	58.90%
Interest-bearing deposits
Investment checking	487,738	4.02%	551,305	4.61%
Money market	3,413,769	28.16%	3,363,804	28.15%
Savings	395,999	3.26%	422,583	3.54%
Time deposits	581,765	4.80%	573,593	4.80%
Total Deposits	$12,124,239	100.00%	$11,948,381	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Noninterest-bearing deposits totaled $7.24 billion for the third quarter of 2025, an increase of $207.9 million, or 2.95%, from $7.04 billion at December 31, 2024. Noninterest-bearing deposits were 59.76% of total deposits at the end of the third quarter of 2025, compared to 58.90% at December 31, 2024.

Interest-bearing non-maturity deposits, which include savings, interest-bearing demand, and money market accounts, totaled, totaled $4.30 billion at September 30, 2025, representing a decrease of $40.2 million, or 0.93%, from $4.34 billion at December 31, 2024.

Time deposits totaled $581.8 million at September 30, 2025, representing an increase of $8.2 million, or 1.42%, from total time deposits of $573.6 million at December 31, 2024.

During the first nine months of 2024, $400 million of brokered time deposits were issued and cash flow hedging transactions were simultaneously executed in which $300 million of notional pay-fixed interest rate swaps were consummated with maturities of three years, wherein the Company pays a weighted average fixed rate of approximately 4.2% and receives daily SOFR. We entered into these interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate. The fair value of these instruments totaled $2.76 million and were reflected as a liability at September 30, 2025.

Our deposits are primarily relationship based and include deposits and customer repurchase agreements ("repos"). For the third quarter of 2025, 79% of our deposits consisted of business deposits and 21% consisted of consumer deposits, with consumer deposits coming primarily from the owners and employees of our business customers. One of the largest percentage of our deposits, 39%, are analyzed business accounts, which represent customer operating accounts that generally utilize a wide array of treasury management products. As most of our business customers need to operate with more than $250,000 in their operating account, we have a significant percentage of deposits that are uninsured. As of September 30, 2025, 42% of our total deposits and customer repos were uncollateralized and uninsured.

Our customer deposit relationships represent a diverse set of industries. Overall, there are 15 different industry classifications that represent 2% or more of our deposits as of September 30, 2025. The industry classification with the largest concentrations is finance & insurance, which represent 14% of our deposits. Manufacturing and construction each represents 7%, while property management, and other real estate rental & leasing, each represents 6% of our deposits. Our depositors have typically banked with us for many years. As of September 30, 2025, 47% of our deposit relationships have banked with us more than 10 years and 75% of our deposit relationships have been with us for three or more years.

Average total deposits and customer repos for the third quarter of 2025 increased by $52.8 million when compared to the third quarter of 2024. Our average noninterest-bearing deposits continued to be greater than 59% of our average total deposits for the third quarter of 2025.

Our cost of deposits was 86 basis points on average for the third quarter of 2025, which compares to 98 basis points for the third quarter of 2024. During the Federal Reserve's interest rates tightening cycle from the first quarter of 2022 through the third quarter of 2024, our cost of deposits increased by 95 basis points, representing a deposit beta of 18%, compared to the 525 basis point increase in the Fed Funds rate during the rising rate period.

Borrowings

At September 30, 2025, our borrowings were $951.3 million, which consisted of $451.3 million of customer repurchase agreements and $500.0 million of FHLB advances, at an average cost of approximately 4.55%. At December 31, 2024, our borrowings were $761.9 million including $261.9 million of customer repurchase agreements and $500.0 million of FHLB advances, at an average cost of approximately 4.55%. Refer to Note 6 - Borrowings of the notes to the consolidated financial statements for a more detailed discussion.

We offer a repurchase agreement product to our customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price that reflects the market value of the use of these funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of September 30, 2025 and December 31, 2024, total funds borrowed under these agreements were $451.3 million and $261.9 million, respectively, with a weighted average interest rate of approximately 2.00% for the third quarter of 2025, compared to 1.73% for the third quarter of 2024.

At September 30, 2025, loans with a carrying value of $6.43 billion were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank. At September 30, 2025, the Bank had unused borrowing capacity at the FHLB of $3.89 billion and unused borrowing capacity at the FRB of $1.09 billion.

At September 30, 2025, investment securities with total carrying values of $4.56 billion were pledged, of which, $2.70 billion were pledged to secure various types of deposits. In addition, investment securities with carrying values of $1.86 billion were pledged to secure $569 million for repurchase agreements, $57 million for other purposes as required or permitted by law, and $1.24 billion were for unused borrowing capacity.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of September 30, 2025.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$12,124,239	$12,116,423	$6,407	$1,311	$98
Customer repurchase agreements (1)	451,258	451,258	—	—	—
Other borrowings	500,000	300,000	200,000	—	—
Deferred compensation	21,994	577	1,150	1,150	19,117
Operating leases	65,401	9,813	15,839	9,217	30,532
Equity investments	116,767	86,417	27,831	684	1,835
Total	$13,279,659	$12,964,488	$251,227	$12,362	$51,582

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at September 30, 2025.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	$388,470	$74,363	$164,384	$126,166	$23,557
Construction	111,651	39,774	67,617	—	4,260
SBA	856	529	—	—	327
Commercial and industrial	1,070,281	835,062	202,156	3,279	29,784
Dairy & livestock and agribusiness (1)	328,308	179,153	149,155	—	—
SFR Mortgage	710	—	—	—	710
Consumer and other loans	123,338	13,287	19,654	1,676	88,721
Total commitment to extend credit	2,023,614	1,142,168	602,966	131,121	147,359
Obligations under letters of credit	96,714	73,180	18,529	4,987	18
Total	$2,120,328	$1,215,348	$621,495	$136,108	$147,377

(1)
Total commitments to extend credit to agribusiness were $21.5 million at September 30, 2025.

As of September 30, 2025, we had commitments to extend credit of approximately $2.02 billion, and obligations under letters of credit of $96.7 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. As of September 30, 2025 and December 31, 2024, the balance in this reserve was $7.3 million and $6.3 million, respectively, and was included in other liabilities. Year-over-year, the reserve included $1.0 million provision for unfunded loan commitments for the nine months ended September 30, 2025, compared to $1.3 million in recapture for the same period of 2024.

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

Total equity increased $95.8 million to $2.28 billion at September 30, 2025, compared to total equity of $2.19 billion at December 31, 2024. Increases to equity included $154.3 million in net earnings and a $64.3 million increase in other comprehensive income, that were partially offset by $83.1 million in cash dividends. During the third quarter of 2025, we repurchased 296,506 shares at an average price of $20.35, totaling $6.0 million. Total shares repurchased for the nine months ended September 30, 2025 was 2,360,070, at an average price of $18.43, totaling $43.5 million. We did not engage in stock repurchases during the first nine months of 2024 other than the shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards. Our tangible book value per share at September 30, 2025 was $10.98, compared to $10.10 at December 31, 2024.

During the third quarter of 2025, the Board of Directors of CVB declared a quarterly cash dividend totaling $0.20 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to.

On November 20, 2024, our Board of Directors approved a program to repurchase up to 10,000,000 shares (the "Maximum Amount") of CVB common stock including by means of one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions, based on the prices and timing considered appropriate due to prevailing market conditions and other corporate and legal considerations ("2024 Repurchase Program"). This 2024 Repurchase Program replaced in its entirety the Company's previous 2022 share repurchase program under which 4,300,059 shares remained available for repurchase and which has now been terminated. The 2024 Repurchase Program terminates on the earlier of the repurchase of the Maximum Amount, or five years from the date of authorization. During the first quarter of 2025, we repurchased 782,063 shares at an average price of $19.55, totaling $15.3 million, while during the second quarter of 2025 1,281,501 shares were repurchased at an average price of $17.30, totaling $22.2 million, and during the third quarter of 2025 296,506 shares were repurchased at an average price of $20.35, totaling $6.0 million. Total shares repurchased under the 2024 Repurchase Program was 2,360,070 shares, resulting in 7,639,930 remaining shares for repurchase. We engaged in no stock repurchases during the nine months ended September 30, 2024 other than the shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At September 30, 2025, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business – Capital Adequacy Requirements” as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				September 30, 2025		December 31, 2024
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank

Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	11.76%	11.62%	11.46%	11.30%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	16.33%	16.14%	16.24%	16.01%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	16.33%	16.14%	16.24%	16.01%
Total risk-based capital ratio	8.00%	10.50%	10.00%	17.13%	16.94%	17.06%	16.82%

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

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand, deposit fluctuations, and borrowings. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. In addition to on balance sheet liquidity, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. In addition to having more than $780 million of cash on the balance sheet at September 30, 2025, we had substantial sources of off-balance sheet liquidity. These sources of available liquidity include $3.89 billion of secured and unused capacity with the Federal Home Loan Bank, $1.09 of secured unused borrowing capacity at the Fed’s discount window, more than $286 million of unpledged AFS securities that could be pledged at the discount window and $300 million of unsecured lines of credit. In addition to these borrowing sources, the Bank has capacity to utilize additional brokered deposits as of September 30, 2025. We can also obtain additional liquidity from deposit growth by utilizing state and national wholesale markets.

Our primary sources of funds for the Company are deposits, customer repurchase agreements and borrowings. Total deposits and customer repos of $12.58 billion at September 30, 2025 increased $365.2 million, or 2.99%, over total deposits and customer repos of $12.21 billion at December 31, 2024. As of September 30, 2025, total borrowings, consisted of $500 million of FHLB advances, at an average cost of approximately 4.55%. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. At September 30, 2025, our deposits and customer repurchase agreements that are neither collateralized nor insured were approximately $5.3 billion, or 42% of our total deposits and customer repos.

Additional sources of liquidity include cash on deposit at the Federal Reserve, which exceeded $630 million at September 30, 2025, and principal and interest payments from our investment portfolio. Our total investment portfolio declined by $44.5 million from December 31, 2024 to $4.88 billion as of September 30, 2025. The decrease was primarily $81.8 million decline in held-to-maturity securities offset by $37 million increase in AFS securities. AFS securities increased to $2.58 billion at September 30, 2025 with new purchases of approximately $243 million exceeding sales of $74 million carrying value of AFS securities during the year. This is inclusive of a pre-tax net unrealized loss of $333.8 million. Pre-tax unrealized loss decline by $113.9 million from December 31, 2024. Market risk is partly managed by $700 million notional pay fixed swaps hedging the fair value of the AFS portfolio. The increase in fair value of our AFS securities was partially offset by a $18.1 million decrease in the fair value of our derivatives that hedge the change in value of our AFS portfolio.

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

Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2025 and 2024. For further details see our “Condensed Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

	Nine Months Ended September 30,
	2025	2024
	(Dollars in thousands)

Average cash and cash equivalents	$531,049	$948,667
Percentage of total average assets	3.47%	5.81%

Net cash provided by operating activities	$176,528	$175,014
Net cash provided by investing activities	167,962	891,830
Net cash provided by (used in) financing activities	234,732	(894,669)
Net increase in cash and cash equivalents	$579,222	$172,175

Average cash and cash equivalents decreased by $417.6 million, or 44.02%, to $531.0 million for the nine months ended September 30, 2025, compared to $948.7 million for the same period of 2024.

At September 30, 2025, cash and cash equivalents totaled $783.9 million. This represented an increase of $579.2 million, or 282.96%, from $204.7 million at December 31, 2024. Our cash on deposit at the Federal Reserve increased by $581.2 million when compared to December 31, 2024.

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

	Estimated Net Interest Income Sensitivity (1)
	September 30, 2025			December 31, 2024
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)

+ 200 basis points	4.45%	6.66%	+ 200 basis points	4.66%	6.26%
- 200 basis points	-3.88%	-7.48%	- 200 basis points	-3.63%	-6.36%

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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At September 30, 2025 and December 31, 2024, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates. From December 31, 2024 to September 30, 2025, our EVE sensitivity to declining interest rates was modestly lower. Our overall sensitivity of EVE to changes in interest rates is generally modest, with the exception of more meaningful reductions in value if rates were to immediately decline by 300 or 400 basis points.

Economic Value of Equity Sensitivity

	September 30, 2025	December 31, 2024

400 bp decrease in interest rates	15.6%	15.7%
300 bp decrease in interest rates	15.6%	17.1%
200 bp decrease in interest rates	16.8%	17.9%
100 bp decrease in interest rates	17.7%	18.4%
Base	18.3%	19.0%
100 bp increase in interest rates	18.6%	19.2%
200 bp increase in interest rates	18.7%	19.6%
300 bp increase in interest rates	18.4%	19.8%
400 bp increase in interest rates	18.1%	20.0%

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

During the quarter ended September 30, 2025, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 20, 2024, our Board of Directors approved a program to repurchase up to 10,000,000 shares (the "Maximum Amount") of CVB common stock including by means of one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations ("2024 Repurchase Program"). This 2024 Repurchase Program replaced in its entirety the Company's previous 2022 share repurchase program under which 4,300,059 shares remained available for repurchase has now been terminated. The 2024 Repurchase Program terminates on the earlier of the repurchase of the Maximum Amount or five years from the date of authorization. In the third quarter of 2025, we repurchased 296,506 shares of common stock under this program, at an average price of $20.35, totaling $6.0 million. For the nine months ended September 30, 2025 total shares repurchased was 2,360,070 shares at an average price of $18.43, totaling $43.5 million. As of September 30, 2025, an aggregate of 7,639,930 shares remained available for repurchase under our 2024 Repurchase Program. Additionally, there were 2,160 shares repurchased during the third quarter of 2025, pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares Available for Repurchase Under the Plans or Programs

July 1 - 31, 2025	866	$20.59	—	$-	7,936,436
August 1 - 31, 2025	1,211	$19.04	—	$-	7,936,436
September 1 - 30, 2025	83	$19.67	296,506	$20.35	7,639,930
Total	2,160	$18.43	296,506	$20.35	7,639,930
(1)
Shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of CVB Financial Corp., as amended (1)
3.2	Second Amended and Restated Bylaws of CVB Financial Corp. (2)
4.1	Form of CVB Financial Corp. common stock certificate (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

*	Filed herewith
**	Furnished herewith

(1) Incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q filed with the SEC on August 9, 2010.

(2) Incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 8-K filed with the SEC on September 21, 2023.

(3) Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-A12G filed with the SEC on June 11, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

(Registrant)

Date: November 7, 2025

/s/ E. Allen Nicholson

E. Allen Nicholson

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)