Form 10-K
period 2025-12-31
CVB FINANCIAL CORP
filed 2026-02-27
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2025, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2.56 billion

Number of shares of common stock of the registrant outstanding as of February 20, 2026: 135,800,301

DOCUMENTS INCORPORATED BY REFERENCE	PART OF
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2025	Part III of Form 10-K

CVB FINANCIAL CORP.

2025 ANNUAL REPORT ON FORM 10-K

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

General risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct business; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation/deflation, interest rate, market, and monetary fluctuations; the effect of acquisitions we have made or may make, including, without limitation, the failure to obtain the necessary regulatory approvals, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target, customers and key personnel into our operations; the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers; the impact of changes in financial services policies, laws, and regulations, including those concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies; the effectiveness of our risk management framework and quantitative models; changes in the levels of our nonperforming assets and charge-offs; the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the United States (“U.S.”) Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible credit related impairments or declines in the fair value of loans and securities held by us, including impairments or declines caused by changes in the credit ratings of such securities or their issuers; possible impairment charges to goodwill, including any impairment that may result from increased volatility in our stock price; changes in consumer spending, borrowing, and savings habits; the effects of our lack of a diversified loan portfolio, including the risks of geographic, property type and industry concentrations; periodic fluctuations in commercial or residential real estate prices or values; our ability to attract and retain deposits or to access government or private lending facilities and other sources of liquidity; the possibility that we may reduce or discontinue the payments of dividends on our common stock; changes in the financial performance and/or condition of our borrowers; changes in the competitive environment among financial and bank holding companies and other financial service providers; technological changes in banking and financial services, geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the United States and abroad; catastrophic events or natural disasters, including earthquakes, drought, climate change or extreme weather events that may affect our assets, communications or computer services, customers, employees or third party vendors; public health crises and pandemics, and their effects on the economic and business environments in which we operate, including on our credit quality and business operations and employees, as well as the impact on general economic and financial market conditions; cybersecurity and fraud threats and the costs of defending against them, including the costs of compliance with potential legislation to combat money laundering, cybersecurity and fraud threats at a state, national, or global level; our ability to remain in compliance with federal and state laws and regulations involving customer and employee privacy; our ability to recruit and retain key executives, board members and other employees, and changes in employment laws and regulations; unanticipated regulatory or legal investigations and proceedings or outcomes; risks associated with our pending merger with Heritage Commerce Corp. (“Heritage”), including completing the transaction on the terms set forth in our definitive agreement with Heritage, difficulties and delays in integrating Heritage’s business, key personnel and customers into our business and operations, and achieving anticipated synergies, cost savings and other benefits from the transaction and our ability to manage the risks involved in the foregoing.

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

PART I

ITEM 1. BUSINESS

CVB Financial Corp.

CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we”, “our” or the “Company”) is a bank holding company incorporated in California on April 27, 1981 and registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company commenced business on December 30, 1981 when, pursuant to a reorganization, it acquired all of the voting stock of Chino Valley Bank. On March 29, 1996, Chino Valley Bank changed its name to Citizens Business Bank, and on December 15, 2025, Citizens Business Bank changed its name to Citizens Business Bank, National Association (“CBB” or the “Bank”). The Bank is our principal asset. The Company has one inactive subsidiary, Chino Valley Bancorp.

CVB’s principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries, which the Company may establish or acquire. CVB has not engaged in any other material activities to date. As a legal entity separate and distinct from its subsidiaries, CVB’s principal source of funds is, and will continue to be, dividends paid by and other funds advanced from the Bank and capital raised directly by CVB. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to CVB. See “Item 1. Business — Regulation and Supervision — Dividends.” As of December 31, 2025, the Company had $15.63 billion in total consolidated assets, $8.62 billion in net loans, $12.07 billion in deposits, and $2.30 billion in shareholders’ equity.

The principal executive offices of CVB and the Bank are located at 701 North Haven Avenue, Suite 350, Ontario, California. Our phone number is (909) 980-4030.

Citizens Business Bank, National Association

The Bank commenced operations on August 9, 1974. Effective December 15, 2025, the Bank converted from a California-chartered bank to a national banking association chartered under the laws of the United States. The Bank is a member of the Federal Reserve System and of the Federal Home Loan Bank of San Francisco (“FHLB”), which is a member bank of the Federal Home Loan Bank System. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to maximum amount currently allowable under federal law. The Bank is currently subject to the examination and regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

At December 31, 2025, the Bank had $15.63 billion in assets, $8.62 billion in net loans, $12.13 billion in deposits, and $2.27 billion in total equity.

As of December 31, 2025, the Bank had 62 Banking Centers (“Centers”) and one loan production office located throughout California. We also have three trust offices located in Ontario, Newport Beach, and Pasadena. These offices serve as sales offices for the Bank’s wealth management, trust and investment products.

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

We offer a wide range of bank deposit instruments. These include checking, savings, money market and certificates of time deposit for both business and personal accounts, municipalities and districts, and specialized deposit products for title and escrow. We also serve as a federal tax depository for our business customers.

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

Pending Acquisition

On December 17, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Heritage Commerce Corp. In accordance with the terms and conditions set forth in the Merger Agreement, Heritage will merge with and into the Company in an all-stock transaction, with the Company continuing as the surviving corporation. Promptly following the Merger, Heritage Bank of Commerce, a California banking corporation and wholly-owned subsidiary of Heritage will merge with and into CBB, with CBB continuing as the surviving bank (the “Bank Merger”).

Under the terms of the Merger Agreement, Heritage shareholders will receive 0.65 shares of the Company’s common stock for each share of Heritage common stock they own. Upon closing, CVB shareholders will own approximately 77% and Heritage shareholders will own approximately 23% of the combined company. The combined company will have approximately $22 billion in assets, more than 80 centers and offices, and a deeply rooted presence in the State of California’s key economic centers. The acquisition is presently expected to close in the second quarter of 2026, subject to satisfaction of regulatory approvals, Heritage and CVB shareholder approvals, and other customary closing conditions.

Business Segments

We are a community bank with one reportable operating segment. See Note 3 — Summary of Significant Accounting Policies — Business Segments of the notes to the consolidated financial statements.

Human Capital

We employed 1,079 associates as of December 31, 2025. This was a 1.0% decrease from 1,089 associates at December 31, 2024. Our Code of Personal and Business Conduct and Ethics (“Code”) addresses both business and social relationships that may present legal and ethical concerns and also sets forth a code of conduct to guide the members of the Board of Directors and associates. Our associates acknowledge annually they have read and understood their responsibility to conduct business in accordance with the highest ethical standards in order to merit and maintain the confidence and trust of our customers and the public in general.

The Company promotes Five Core Values that we believe provides a continuing commitment and direction to our business activities and our underlying culture. These core values are fundamental to the Company’s performance and strategy.

Our Five Core Values are:

1) Financial Strength;

2) Superior People;

3) Customer Focus;

4) Cost-Effective Operation; and

5) Having Fun.

The Company’s Citizens Experience Service Awards and Recognition Program recognizes associates who exemplifying our Five Core Values. In addition, the Company has a long held tradition of an annual awards program that recognizes outstanding job performance. Our 2025 annual awards ceremony recognized 38 associates, who stood out for their commitment to our high standards of performance.

The Company is committed to supporting the physical and financial wellness of our associates and their families. We offer a comprehensive set of health insurance and retirement benefits, as well as wellness programs and resources. As of December 2025, 72% of our associates were enrolled in our medical insurance plans and 81% of our associates participated in at least one wellness activity during 2025. In addition, the Company makes an annual 401(k) retirement contribution to all eligible associates, which includes a profit sharing component. In 2025, the combined Company 401(k) contribution was 5% of associate’s eligible salary and 92% of our associates made individual participant contributions to the 401(k) plan during 2025.

Recruiting, training and development, and retention of key associates is vital to the Company’s strategy and success. The Company promotes leadership and associate development through various programs, including succession planning, top talent program, and leadership essentials training. At December 31, 2025, we had 129 positions within the Company designated as “leadership” positions. This represents approximately 12% of our total associates. The average tenure at the Company among our leadership group at the end of 2025 was greater than 10 years. In 2025, turnover among our leadership group was 10% and during the year we promoted 3 associates and hired 3 new associates into our leadership group.

The Company’s Development and Engagement Program is designed to invest in the professional development of our associates and increase workplace engagement. We strive to reward talent, with a commitment to equal opportunity. Oversight is provided by the Company’s Engagement Committee, which is guided by our Five Core Values and various policies that support a framework which we use to create and strengthen our associate engagement and well-being, as well as sound procurement and business practices. The Engagement Committee is co-chaired by our Chief Operating Officer and Human Resources Director and includes our Chief Financial Officer, Chief Risk Officer, and General Counsel. The Company's Engagement Council was established to continue our commitment to associate engagement, as well as fostering, cultivating, and preserving a culture of diversity and inclusion. The Council is led by our Director of Human Resources and the Associate Engagement Manager, as well as an additional member of our Senior Leadership team. Members of the Council represent a cross section of our associates across numerous departments. The Council discusses ways to promote engagement among associates and serve as ambassadors when it comes to implementing our Core Values. We monitor diversity throughout our organization, including the percentage of our total associates who are female and racially or ethnically diverse. The following represents the Company’s diversity at December 31, 2025:

In addition, 33% of our Board of Directors are female or ethnically diverse.

The Board of Directors oversees executive compensation, as well as the Company’s compensation and benefit plans, through the Board’s Compensation Committee. The Management Compensation Compliance Committee, under the direction of the Compensation Committee, identifies, assesses, and manages exposure to and compliance with applicable compensation laws, regulations, and other related issues. In general, the Management Compensation Compliance Committee is responsible for ensuring that the Company has designed and implemented risk management processes that (1) evaluate the nature of inherent risks in compensation programs; (2) are consistent with the Company’s strategic plan; and (3) foster a culture of risk-awareness and risk-adjusted decision making throughout the Company. All of our associates are eligible for incentive compensation awards. In 2025, 95% of our associates earned an incentive bonus, which compares to 92% in 2024.

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

Regulation and Supervision

General

The Company and the Bank are subject to significant regulation and restrictions under applicable federal and state laws and by various regulatory agencies. These regulations and restrictions are intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation (“FDIC”) Deposit Insurance Fund (“DIF”) and secondarily for the stability of the U.S. banking system. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. From time to time, federal and state legislation is enacted and implemented by regulations which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Following the Bank’s December 15, 2025 conversion from a California state depository institution to a national bank, the Bank’s primary federal regulator became the OCC.

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

Legislation and Regulatory Developments

Federal banking agencies have authority to issue regulations and guidelines to ensure safety and soundness of banks and the stability of the U.S. banking system. Changes in administration can influence regulatory priorities, including rulemaking, supervision, examination and enforcement. While future changes may occur, the scope and impact of such changes cannot currently be determined.

Capital Adequacy Requirements

Bank holding companies and banks are subject to similar regulatory capital requirements administered by the Federal Reserve and, in the case of national banks, the OCC. The risk-based capital guidelines for bank holding companies, and additionally for banks, require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets, such as loans, and for those recorded as off-balance sheet items, such as loan commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks, and with the applicable ratios calculated by dividing qualifying capital by total risk-adjusted assets and off-balance sheet items. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. Bank holding companies are also required to act as a source of financial strength to their subsidiary banks. Under this policy, the Company must commit resources to support the Bank even when the Company may not be in a financial position to provide it. The Federal Reserve monitors our capital adequacy on a consolidated basis, and the OCC primarily monitors the capital adequacy of our Bank.

Regulatory Capital and Risk-weighted Assets

The capital adequacy rules implement the Basel III international regulatory capital standards in the United States, as well as certain provisions of the Dodd-Frank Act. These quantitative calculations are minimums, and the Federal Reserve, OCC or FDIC may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner.

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

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Company’s or the Bank’s ability to pay dividends or otherwise distribute capital or obtain regulatory approvals.

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

As permitted by Basel III, the Company and the Bank have elected to opt-out of the requirement to include accumulated other comprehensive income in 2015. As of December 31, 2025 the Company and the Bank are well-capitalized for regulatory purposes. For a tabular presentation of the Company’s and Bank’s capital ratios as of December 31, 2025, see Note 16 — Regulatory Matters of the notes to the consolidated financial statements.

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

In July, 2023, the FRB, OCC and FDIC proposed significant changes to the Basel III capital rules which replaces the advanced approaches risk-weighted assets framework with a new enhanced risk-based framework and requires banking organizations with generally more than $100 billion in assets to calculate their regulatory capital using more enhanced requirements applicable to even larger organizations. The impact of any changes to capital requirements and calculations and the implementation of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators with respect to smaller-sized institutions.

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

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. In 2020, the OCC, Federal Reserve, FDIC, SEC, and Commodity Futures Trading Commission finalized further amendments to the Volcker Rule. The amendments include new exclusions from the Volcker Rule’s general prohibitions on banking entities investing in and sponsoring private equity funds, hedge funds, and certain other investment vehicles (collectively “covered funds”). The amendments in the final rule, which became effective on October 1, 2020, clarify and expand permissible banking activities and relationships under the Volcker Rule. The Company held small investment positions in three financial technology private equity funds at December 31, 2025, with aggregate potential commitments in such funds of approximately $5 million, which were subject to the final rule. While these rules may require us to conduct certain internal analysis and reporting to ensure continued compliance, they did not require any material changes in our operations or business.

Brokered Deposits

The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. As of December 31, 2025, the Bank had $300 million of deposit liabilities categorized as brokered deposits.

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
•
Limit dividends (or other distributions) payable to shareholders and restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks. The Company’s ability to pay dividends is subject to legal and regulatory restrictions. Substantially all of CVB’s funds to pay dividends or to pay principal and interest on our debt obligations are derived from dividends paid by the Bank to CVB which are also subject to regulatory restrictions primarily from the OCC;
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

In April 2020, the Federal Reserve adopted a final rule to revise its regulations related to determinations of whether a company has the ability to exercise a controlling influence over another company for purposes of the BHCA. The final rule expands and codifies the presumptions for use in such determinations. By codifying the presumptions, the final rule provides greater transparency on the types of relationships that the Federal Reserve generally views as supporting a facts-and-circumstances determination that one company controls another company. The Federal Reserve’s final rule applies to questions of control under the BHCA, but it does not extend to CIBCA or other applicable provisions of state or federal law.

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

Bank Regulation

On December 15, 2025 the Bank converted from a California state-chartered bank to a national bank association, chartered under the laws of the United States and thereby is subject to the supervision, periodic examination, and regulation by the OCC and must additionally comply with certain applicable regulations of the FDIC and Federal Reserve. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. The Bank is subject to Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers, directors, and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and only on terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. Failure to comply with applicable bank regulations or adverse results from any examinations of the Bank could affect our costs of doing business, and may also limit or impede otherwise permissible activities and expansion activities by the Bank.

The Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities in operating subsidiaries or in subsidiaries of bank holding companies and may conduct certain “financial” activities in a “financial subsidiary” as a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA, and otherwise complies with the rules and regulations of the OCC. The Bank currently has no financial subsidiaries.

FDIC and OCC Enforcement Authority

The federal banking regulatory framework grants the FDIC and OCC broad discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of appropriate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the OCC or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the OCC and the FDIC, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

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

Mergers and Acquisitions

In 2024, the OCC and FDIC issued policy statements which conveyed a heightened level of scrutiny for bank merger and acquisition activity. Following the election of President Trump, in May 2025 the FDIC rescinded its 2024 policy statement on bank merger review and instead reverted to prior guidance from 1998. Similarly, the OCC issued an interim final rule that rescinded its 2024 policy statement and reinstated regulatory provisions allowing for automatic expedited processing for certain eligible mergers and acquisitions. Subsequently, President Trump executed a resolution, which, among other things, prevents an agency from reissuing a substantially similar rule. Accordingly, with the FDIC and OCC reinstating pre-2024 policies, we believe applicants have a more predictable merger approval path for qualifying transactions. The FRB has not issued new merger and acquisition regulations or policy statements but has recently approved a number of larger acquisitions. The full impact of the election of President Trump on bank mergers and acquisition policy has yet to be fully determined.

In September, 2024, the Department of Justice (“DOJ”) announced that it withdrew its 1995 Bank Merger Guidelines and, instead, for purposes of evaluating the competitive impact of bank mergers, will rely on its 2023 Merger Guidelines which apply to all industries. For banks considering combinations where there may be even a remote possibility of antitrust concerns under the 2023 Merger Guidelines, the DOJ will review “market realities” in analyzing the competitive effects of a particular transaction. While branch deposit concentration may be one area of focus (i.e., traditional Herfindahl Hirschman Index (“HHI”) analysis for deposit concentration utilizing the 2023 Merger Guideline baselines), the DOJ will drill down into the products and services that a bank merger may affect prior to fully assessing the impact of a combination. This type of analysis may involve a more robust review of the competitive landscape (i.e., the impact of credit unions and other non-bank competitors), and a closer analysis of interest rates, types of mortgages and other loans offered, quality of service and convenience at branch locations, the types of customers served, and the unique needs in a particular bank market for bespoke financing.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. The Dodd-Frank Act revised the FDIC’s DIF management authority by setting requirements for the Designated Reserve Ratio (the “DRR”, calculated as the DIF balance divided by estimated insured deposits) and redefining the assessment base, which is used to calculate banks’ quarterly assessments. The amount of FDIC assessments paid by each DIF member institution is based on its asset size and relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the OCC.

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

In addition, in November 2023, the FDIC approved a final rule to implement a special deposit insurance assessment (the “FDIC Special Assessment”) to recover losses to the DIF arising from the protection of uninsured depositors following the receiverships of failed institutions in the spring of 2023. The Company recognized special assessment expense of $9.2 million in the fourth quarter of 2023. In addition, the FDIC retained the ability to make further adjustments to the special assessment depending on subsequent adjustments to the DIF's estimated loss. During 2024, the FDIC revised its loss estimate and projected that the special assessment could be collected beyond its initial eight-quarter collection period. As a result, the Company recorded an additional FDIC Special Assessment charge of $1.6 million during 2024. On December 16, 2025, the FDIC approved a reduction in the special deposit insurance assessment for the eighth quarterly installment and reduced the rate from 3.36 basis points to 2.97 basis points. The Company recorded a reduction of $133,000 of the special assessment expense in 2025.

Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Dividends and Stock Repurchases

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of net income available over prior four quarters (net of dividends previously paid during such period), and only if prospective earnings retention is consistent with the organization’s expected future capital needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. The Federal Reserve also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. In addition, a bank holding company may be unable to pay dividends on its common stock if it fails to maintain an adequate capital conservation buffer under current capital rules. There can be no assurance regarding the payment and the amount of dividends that the Company will pay to its shareholders in the future or that the Company will continue to pay dividends to its shareholders at all.

The Federal Reserve also maintains a policy that redemptions of instruments included in regulatory capital and repurchases of common stock from investors be consistent with an organization’s current and prospective capital needs. We consult with the Federal Reserve regarding our plans for common stock repurchases. A bank holding company may be required to give the Federal Reserve prior written notice before purchasing or redeeming its equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the bank holding company for all such purchases or redemptions during the preceding 12 months, is equal to 10.00% or more of the bank holding company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by or written agreement with the Federal Reserve. However, this prior notice requirement does not apply to any bank holding company that meets certain “well-capitalized” and “well-managed” standards and is not the subject of any unresolved supervisory issues.

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

A national bank may not declare any cash dividend in an amount greater than the sum of current period net income and retained earnings. In addition, a national bank also must obtain prior approval from the OCC to pay a cash dividend if the dividend would exceed the sum of current period net income and retained earnings from the past two years, after deducting the following transactions during that period: (i) any dividends previously declared, (ii) extraordinary transfers required by the OCC, and (iii) payments made for the retirement of preferred stock.

A depository institution may not pay any dividend if payment would cause the institution to become “undercapitalized” or if it already is “undercapitalized.” The OCC may prevent the payment of a dividend if it determines that the payment would be an unsafe and unsound banking practice.

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

The final CRA rule was intended to take effect on April 1, 2024 with staggered compliance dates, including compliance with the new tests, data collection requirements, and with the requirement to define retail lending assessment areas. The final CRA rule is currently subject to a preliminary injunction that stays its effective and implementation dates. On July 16, 2025, the OCC, the FDIC and the FRB issued a joint notice of proposed rulemaking to rescind the final CRA rule and reinstate the CRA framework that existed prior to the issuance of the final CRA rule.

The Dodd-Frank Act provided for the creation of the Consumer Financial Protection Bureau (“CFPB”) as an independent entity within the Federal Reserve with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all covered persons and banks with $10 billion or more in assets, such as the Bank. Accordingly, the Bank is subject to CFPB supervision, including examination by the CFPB. The administration of President Trump has significantly limit the enforcement and rule-making authority of the CFPB, though the exact ongoing scope of such limitations cannot yet be fully determined.

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

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Under the final rules, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents per debit card transaction. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers. The comment period for this proposal ended in May 2024. The proposed rule has yet to be finalized. The extent to which any such proposed changes in permissible interchange fees will impact our future revenues is currently uncertain.

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

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or “CRE”, loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans (which excludes owner-occupied CRE loans) representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2025, the Bank’s CRE loan concentration based on total outstanding loans is 237% of risk-based capital.

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

Changes in the Federal, State, or Local Tax Laws

We are subject to changes in federal and applicable state tax laws and regulations that may impact our effective tax rates. Changes in these tax laws may be retroactive to previous periods and as a result could negatively impact our current and future financial performance. For example, the Tax Cuts and Jobs Act of 2017 resulted in a reduction of our federal tax rate from a minimum of 35% in 2017 to 21% in 2018, which had a favorable impact on our earnings. Conversely, this legislation also enacted limitations on certain deductions, including the deduction of FDIC deposit insurance premiums, which partially offset the expected increase in net earnings from the lower tax rate. The One Big Beautiful Bill Act (“OBBBA”) was signed and enacted into law on July 4, 2025. Except for certain provisions, this is effective for tax years beginning on or after January 1, 2025. Changes from OBBBA include modifications to allow for immediate expensing of certain business investments and provides certain permanent extensions of key business tax breaks originally enacted under the 2017 Tax Cuts and Job Act.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted into law. The IRA imposes a non-deductible 1% excise tax on the aggregate fair market value of stock repurchased by certain public companies, including the Company, occurring after December 31, 2022.

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

Executive Officers of the Company

The following sets forth certain information regarding our executive officers, their positions and their ages.

	Executive Officers:

Name	Position	Age

David A. Brager	President and Chief Executive Officer of the Company and the Bank	58
E. Allen Nicholson	Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	58
David F. Farnsworth	Executive Vice President and Chief Credit Officer of the Bank	69
David C. Harvey	Executive Vice President and Chief Operating Officer of the Bank	58
Richard H. Wohl	Executive Vice President and General Counsel of the Company and the Bank	67
Yamynn DeAngelis	Executive Vice President and Chief Risk Officer	69

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

Mr. Nicholson was appointed Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank on May 4, 2016. Previously, Mr. Nicholson served as Executive Vice President and Chief Financial Officer of Pacific Premier Bank and its holding company, Pacific Premier Bancorp Inc. from June of 2015 to May of 2016. From 2008 to 2014, Mr. Nicholson was Chief Financial Officer of 1st Enterprise Bank and from 2005 to 2008, he was the Chief Financial Officer of Mellon First Business Bank.

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

Risk Factors Summary

Credit Risks

•
Our allowance for credit losses may not be sufficient to cover actual losses.
•
We may be required to make additional provisions for credit losses and charge-off additional loans in the future, which could adversely affect our results of operations.
•
Our dairy & livestock and agribusiness lending presents unique credit risks.
•
Our loan portfolio is predominantly secured by real estate in California and thus we have a higher degree of credit risk from a downturn in our real estate markets.
•
Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other loans.
•
We are exposed to risk of environmental liabilities with respect to properties to which we take title.

Liquidity and Interest Rate Risks

•
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
•
Negative developments affecting the banking industry could adversely impact our liquidity.

•
The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions.
•
We may not be able to maintain a strong core deposit base or other low-cost funding sources.
•
Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.
•
Elevated interest rates have decreased the market value of the Company’s available for sale and held-to-maturity securities and loan portfolios, and the Company would realize losses if it were required to sell such securities or loans to meet liquidity needs.
•
Hedging against interest rate exposure may adversely affect our earnings.

Operational Risks

•
We face risks related to our operational, technological and organizational infrastructure.
•
The development and use of AI presents risks and challenges that may adversely impact our business.
•
Failure to manage our growth may adversely affect our performance.
•
Risks Relating to our Pending Merger with Heritage
•
Failure to complete the proposed merger with Heritage
•
Combining with Heritage may be more difficult, costly or time-consuming than expected, and the Company may fail to realize the anticipated benefits of the merger.
•
The combined company may be unable to retain the Company’s and/or Heritage’s personnel successfully after the merger is completed.
•
The Company will be subject to business uncertainties and contractual restrictions while the merger with Heritage is pending.
•
The Company has incurred and is expected to incur substantial costs related to the merger and integration.
•
The merger agreement between the Company and Heritage may be terminated in accordance with its terms and the merger may not be completed.
•
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the Company following the merger.

•
Our assumptions regarding the fair value of assets acquired could be inaccurate, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.
•
The future results of the Company following the completion of the mergers may suffer if the Company does not effectively manage its expanded business and operations.

•
Issuance of shares of the Company’s common stock in connection with the merger may adversely affect the market price of such common stock.
•
The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents to either our information systems or information systems provided by third party vendors could have a material adverse effect on our business, financial condition and results of operations.
•
Our business is exposed to the risk of changes in technology.
•
Our controls and procedures could fail or be circumvented.
•
Failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.
•
We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems.
•
We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.
•
If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.
•
Changes in stock market prices could reduce fee income from our brokerage, asset management and investment advisory businesses.
•
Our accounting estimates and risk management processes rely on analytical and forecasting models.
•
Our decisions regarding the fair value of assets acquired could be different than initially estimated, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.
•
If the goodwill that we recorded in connection with business acquisitions becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations.

Strategic and External Risks

•
Changes in economic, market and political conditions can adversely affect our liquidity, results of operations and financial condition.
•
Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.
•
Future legislation, regulatory reform or policy changes could have a material effect on our business and results of operations.
•
We face strong competition from financial services companies and other companies that offer banking services.
•
Consumers may decide not to use banks to complete their financial transactions.
•
Potential downgrades of U.S. government securities or the securities of U.S. government-sponsored entities by one or more of the credit ratings agencies could have a material adverse effect on our operations, earnings, and financial condition.
•
Climate change and climate change regulation could have a material adverse effect on us and our customers.
•
Public Health Risks

Legal, Regulatory, Compliance and Reputational Risks

•
We are subject to extensive government regulation that could limit or restrict our activities, which, in turn, may hamper our ability to increase our assets and earnings.
•
Any enhanced regulatory examination scrutiny or new regulatory requirements arising from recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations and acquisition opportunities.

•
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
•
The impact of current capital rules may materially affect our operations.
•
Increasing scrutiny and evolving expectations from regulators, customers, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
•
Managing reputational risk is important to attracting and maintaining customers, investors and employees.
•
We depend on the accuracy and completeness of information provided by customers and counterparties.
•
We are subject to legal and litigation risk which could adversely affect us.

Risks Associated with our Common Stock

•
The price of our common stock may be volatile or may decline.

•
An investment in our common stock is not an insured deposit.
•
Our common stock is subordinate to our existing and future indebtedness and preferred stock.
•
Anti-takeover provisions and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline.
•
We could reduce or discontinue the payment of dividends on our common stock.

Other Risks

•
We may face other risks.

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

For the year ended December 31, 2025, we recorded a $3.5 million recapture of credit losses. During 2025, we experienced charge-offs of $0.6 million and recoveries of $1.2 million, resulting in net recoveries of $0.5 million. We have a significant amount of real estate loans, therefore, decreases in real estate values could adversely affect the value of property used as collateral for our loans. As of December 31, 2025, we had $6.57 billion in commercial real estate loans, $281.8 million in single-family residential mortgages, and $37.8 million in construction loans. Low interest rates through the pandemic caused real estate values in general to increase materially due to low cost of funding with inflationary upward pressures on cash flow. Capitalization Rates used to determine commercial real estate values have increased due to overall cost of capital causing some downward pressure on real estate values. Additionally, changes in longer term commercial real estate usage and occupancy patterns, particularly in the office and retail segments, have negatively impacted the valuations of affected properties, depending on geographic location and other factors. These issues could affect the ability of our loan customers to refinance or service their debts, including those customers whose loans are secured by commercial or residential real estate. This, in turn, could result in loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, net income and capital.

Our dairy & livestock and agribusiness lending presents unique credit risks.

As of December 31, 2025, approximately 5.0% of our total gross loan portfolio was comprised of dairy & livestock and agribusiness loans. As of December 31, 2025, we had $431.6 million in dairy & livestock and agribusiness loans, including $386.1 million in dairy & livestock loans and $45.5 million in agribusiness loans. Repayment of dairy & livestock and agribusiness loans depends primarily on the successful raising and feeding of livestock or planting and harvesting of crops and marketing the harvested commodity (including milk production). Collateral securing these loans may be illiquid. In addition, the limited purpose of some agricultural-related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Our dairy & livestock and agribusiness lending staff have specific technical expertise that we depend on to mitigate our lending risks for these loans and we may have difficulty retaining or replacing such individuals. Many external factors can impact our dairy and agricultural borrowers’ ability to repay their loans, including the effects of inflation, adverse weather conditions, water issues, commodity price volatility (i.e. milk prices), diseases (including bird flu), land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers’ preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices, including milk prices, could adversely impact the ability of those to whom we have made dairy & livestock and agribusiness loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and adversely affect our business, financial condition and results of operations.

Our loan portfolio is predominantly secured by real estate in California and thus we have a higher degree of credit risk from a downturn in our real estate markets.

A renewed downturn in our real estate markets could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes, prolonged drought, pandemics, wildfires and other disasters particular to California. The vast majority of our real estate collateral is located in the state of California. If real estate values, including values of land held for development, should again start to decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on any such defaulted loans. Commercial real estate loans typically involve large balances to single borrowers or a group of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower(s), repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations.

Additional risks associated with our real estate construction loan portfolio include failure of developers and/or contractors to complete construction on a timely basis or at all, market deterioration during construction, cost overruns and failure to sell or lease the properties underlying the construction loans so as to generate the cash flow anticipated by our borrower.

A decline in the economy may cause declines in real estate values and increases in unemployment, which may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or a lack of growth or decrease in deposits, which may cause us to incur losses, adversely affect our capital or hurt our business.

Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other loans.

Federal banking regulators are examining commercial real estate lending activity with heightened scrutiny and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures. Because a significant portion of our loan portfolio is comprised of commercial real estate loans, the banking regulators may require us to maintain higher levels of capital than we would otherwise be expected to maintain or may impose limits on our ability to make additional commercial real estate loans, which could limit our ability to leverage our capital and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Liquidity is essential to our banking business. An inability to raise funds through deposits, borrowings, the sale of investment securities, loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the banking or broader financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as the effects of inflation, rising or falling interest rates, a severe disruption of the financial markets or negative views and expectations about the prospects for the banking or financial services industry as a whole. Many if not all of these same factors could also significantly raise the cost of deposits to our Company and/or to the banking industry in general. This in turn could negatively affect our ability to attract deposits generally and the amount of interest we pay on our interest-bearing liabilities, which could have an adverse impact on our interest rate spread and profitability.

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

Financial service institutions are interconnected as a result of trading, clearing, counterparty or other relationships. We have exposure to different industries and counterparties, and we typically execute transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual funds, and other institutional clients. Defaults by financial services institutions, even rumors or questions about one or more financial institutions or the financial services industry in general, could lead to market wide liquidity problems and further, could lead to losses or defaults by the Company or other institutions. Many of these transactions expose us to credit risk in the event of default of the applicable counterparty or client. In addition, our credit risk may increase when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. Any such losses could materially and adversely affect our consolidated financial statements.

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

A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. At December 31, 2025, our balance sheet was positioned with a modest asset sensitive bias over both a one and two-year horizon, assuming no balance sheet growth, and as a result, our net interest margin tends to expand in a rising interest rate environment and to decrease in a declining interest rate environment. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. Loan origination volumes may also be affected by changes in market interest rates. In addition, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Rising interest rates may also cause a decline in principal payments, while a decline in interest rates may accelerate principal payments for a significant portion of our investment securities. In a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates and our customers could move their deposits with us to money market funds or institutions that pay higher interest rates on deposits accounts. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, levels of deposits, as well as our loan origination and prepayment volume.

Elevated interest rates have decreased the market value of the Company’s available for sale and held-to-maturity securities and loan portfolios, and the Company would realize losses if it were required to sell such securities or loans to meet liquidity needs.

As a result of inflationary pressures that resulted in rapid increases in interest rates initiated by the Federal Reserve during 2022-2023, the fair values of previously purchased fixed income securities have declined significantly. At December 31, 2025, the total carrying value of our securities portfolio was $4.95 billion, of which $2.68 billion was available-for-sale and $2.27 billion was held-to-maturity. The aggregate pre-tax net unrealized loss in our available-for-sale (“AFS”) securities was $307.8 million at December 31, 2025. Based on estimated fair values, the aggregate pre-tax net unrealized loss in our held-to-maturity (“HTM”) securities was approximately $344.9 million at December 31, 2025. In addition, the fair value of many of our loans, which have interest rates that are fixed until maturity or reset on a future date, has been negatively impacted by the increases in interest rates from the time these loans were originated.

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

Our ability to grow and compete, including to develop and deliver new products that meet the needs of our existing customers and attract new ones, is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure as we expand or contract. Our ability to run our business in compliance with applicable laws and regulations is also dependent on that infrastructure. Operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events, and we are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems, which we use both to interface with our customers and to manage our internal financial records and other systems. Any shortcomings in our technology systems subjects us to risk of misconduct by our employees that may go undetected.

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

The development and use of AI presents risks and challenges that may adversely impact our business.

We, or our third party vendors, clients or counterparties may develop or incorporate Artificial Intelligence (AI) technology in certain business processes, services, or products including deploying AI in the areas of fraud detection and prevention, cybersecurity, credit risk and underwriting, regulatory compliance, process automation, data analysis, and customer marketing and product customization. We have adopted an AI Policy that establishes a governance framework for developing, deploying, and managing AI and Generative AI (GenAI) solutions and initiatives, including those involving vendors. We may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models. AI models, particularly generative AI models, may produce output or take action that is incorrect, include unauthorized material in the training data for their models, result in the release of private, confidential, or proprietary information, reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others, or are otherwise harmful. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. In addition to our use of AI technologies, we are exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks.

The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance.

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

As of the date of this report, our proposed merger with Heritage is pending completion. Risks specifically associated with this pending merger can be found below under the heading “Risks Relating to our Pending Merger with Heritage.” The merger may not have the anticipated positive results, including results relating to: correctly assessing the asset quality of the assets being acquired; the total cost of integration including management attention and resources; the time required to complete the integration successfully; the amount of longer-term cost savings; being able to profitably deploy funds acquired in an acquisition; or the overall performance of the combined entity.

Risks Relating to our Pending Merger with Heritage

Failure to complete the proposed merger with Heritage

If the merger with Heritage is not completed for any reason there may be various adverse consequences and the Company may experience negative reactions from the financial markets and from its customers and employees. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, the benefits from which may not be realized. Additionally, if the merger agreement is terminated, the market price of the Company’s common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. The Company also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against the Company to perform its obligations under the merger agreement. If the merger agreement is terminated under certain circumstances. The Company may be required to pay a termination fee of $32.45 million to Heritage.

Combining with Heritage may be more difficult, costly or time-consuming than expected, and the Company may fail to realize the anticipated benefits of the merger.

The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of the Company and Heritage. To realize the anticipated benefits and cost savings from the merger, the Company and Heritage must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth. If the Company and Heritage are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the merger could be less than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the merger, which may adversely affect the value of the common stock of the combined company following the completion of the merger.

The Company and Heritage have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect to the Company during this transition period and for an undetermined period after completion of the merger on the combined company.

Furthermore, the board of directors and executive leadership of the combined company will consist of former directors and executive officers from each company. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.

The combined company may be unable to retain the Company/s and/or Heritage’s personnel successfully after the merger is completed.

The success of the merger will depend in part on the combined company’s ability to retain the talent and dedication of key employees currently employed by the Company or Heritage. It is possible that these employees may decide not to remain with the Company or Heritage, as applicable, while the merger is pending or with the combined company after the merger is consummated. If the Company and Heritage are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company and Heritage could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. The Company and Heritage also may not be able to locate or retain suitable replacements for any key employees who leave either company.

The Company will be subject to business uncertainties and contractual restrictions while the merger with Heritage is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect to the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. In addition, subject to certain exceptions, the Company has agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to consummate the transactions contemplated by the merger agreement on a timely basis without the consent of Heritage. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the merger.

The Company has incurred and is expected to incur substantial costs related to the merger and integration.

The Company has incurred and expects to incur a number of non-recurring costs associated with the merger. These costs include financial advisory, legal, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, closing, integration and other related costs. Some of these costs are payable by the Company regardless of whether or not the merger is completed.

The merger agreement between the Company and Heritage may be terminated in accordance with its terms and the merger may not be completed.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include, among other things: (i) approval by each of the Company and Heritage shareholders of certain matters relating to the merger at each company’s respective special meeting, (ii) the receipt of required regulatory approvals from OCC as well as the approval of the FRB and (iii) the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement or making the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement illegal.

Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party set forth in the merger agreement, (b) the performance in all material respects by the other party of its obligations under the merger agreement and (c) the receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after the requisite shareholder approvals, or Heritage or the Company may elect to terminate the merger agreement in certain other circumstances.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the Company following the merger.

Before the merger may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve, the OCC and other regulatory authorities without the imposition of any materially burdensome regulatory condition. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in either party’s regulatory standing; governmental, political, community or supervisory inquiries or opposition; or changes in legislation, regulatory policy or the political environment, including changes in the leadership of regulatory agencies. Any approvals that are granted may impose terms, conditions, limitations, obligations or costs, or place restrictions on the conduct of the surviving corporation’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions, or that any such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of the merger, imposing additional material costs on or materially limiting the revenues of the surviving corporation following the merger, or otherwise reducing the anticipated benefits of the merger. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the merger. Completion of the merger is also conditioned on the absence of certain orders, injunctions or decrees by any governmental entity that would prohibit or make illegal the completion of the merger. Although the parties have agreed to use their commercially reasonable efforts to obtain the required regulatory approvals, neither the Companynor Heritage is required under the merger agreement to agree to any condition or restriction that would reasonably be expected to result in a materially burdensome regulatory condition.

Our assumptions regarding the fair value of assets acquired could be inaccurate, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

Management makes various assumptions and judgments about the collectability of acquired loans, including the credit worthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. If our assumptions are incorrect, significant earnings volatility can occur and credit loss provisions may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a material adverse impact on our business, financial condition, results of operations and prospects.

The future results of the Company following the completion of the mergers may suffer if the Company does not effectively manage its expanded business and operations.

Following the mergers, the size of the business of the Company will increase beyond the current size of either the Company’s or Heritage’s current business. The Company’s future success will depend, in part, upon its ability to manage this expanded business size, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The Company may also face increased scrutiny from governmental entities as a result of the increased size of its business and geographic footprint. There can be no assurances that the Company will be successful or that it will realize the expected operating efficiencies, revenue enhancement or other benefits currently anticipated from the merger.

Issuance of shares of the Company’s common stock in connection with the merger may adversely affect the market price of such common stock.

In connection with the payment of the merger consideration, the Company has stated that it expects to issue approximately 40.6 million shares of the Company’s common stock to Heritage shareholders. The issuance of these new shares of the Company’s common stock may result in fluctuations in the market price of such common stock, including a stock price decrease.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. In addition, legislation and regulations which impose restrictions and “claw-back” requirements on executive compensation may make it more difficult for us to retain and recruit key personnel. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, risk management, marketing, professional and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President and Chief Executive Officer, and certain other key employees.

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit, liquidity, interest rate sensitivity, operational, regulatory, compliance, legal and reputational risks. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately managed, anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.

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

In business combinations, we acquire significant portfolios of loans that are marked to their estimated fair value based on information known to us at the time of the business combination. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs or the allowance for credit losses in the loan portfolio that we acquire and correspondingly reduce our net income. We may also seek to sell certain loans or portfolios of loans that we acquire, and the market prices for such loan sales can change rapidly and substantially, depending on a variety of factors outside our control, such as prevailing interest rates and perceptions of credit risk. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition, even if other favorable events occur.

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

Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary and interest rate policies. Conditions such as an economic recession, rising unemployment, changes in interest rates, money supply, inflationary prices and other factors beyond our control may adversely affect our asset quality, deposit levels loan demand, ability to manage costs associated with employees and vendors and, therefore, our earnings. We are subject to macroeconomic and interest rate risk from evolving domestic and global economic conditions including inflation, interest rate levels, and monetary policy actions. Federal Reserve significantly increased interest rates beginning in 2022 and began rate reductions in late 2024. This environment of elevated interest rate volatility and economic uncertainty may adversely affect both our customers and many aspects of our business.

In addition, we may face the following risks in connection with any downward turn in the economy or sustained period of higher or lower interest rates or higher inflation rates:

•
Interest rate volatility will not only impact the interest we receive on loans and investment securities and the amount of interest we pay our depositors, but also could also impact our ability to compete for and grow loans and deposits;
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

New legislation, regulatory reform or policy changes, including financial services regulatory reform, enforcement priorities, antitrust and merger review policies, trade and tariff policies, and increased infrastructure spending, could adversely impact our business and our customers. At this time, we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our results of operations or cash flows.

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

Additionally, federal and state banking regulators and supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change, both directly and with respect to their clients, which may result in financial institutions coming under increased scrutiny regarding the disclosure and management of their climate risks and related lending and investment activities, including in the context of stress testing for various climate stress scenarios. California has enacted, and continues to develop, climate‑related laws and regulations that apply to companies doing business in the state, including requirements relating to greenhouse gas emissions reporting and climate‑related financial risk disclosures. These laws and regulations, including the Climate Corporate Data Accountability Act (SB‑253) and the Climate‑Related Financial Risk Disclosure Program (SB‑261), are subject to ongoing rulemaking, interpretive guidance, and legal challenges, and their ultimate scope, timing, and enforcement remain uncertain. This may result in higher regulatory, compliance, credit, and reputational risks and costs.

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

Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the OCC, FRB and CFPB, and we are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Similarly, the lending, credit and deposit products we offer are subject to broad oversight and regulation. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially, various laws, rules and regulations are proposed, which, if adopted, could impact our operations by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products.

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

On December 15, 2025 the Bank converted from a California state-chartered bank to a national banking association. While we are already accustomed to federal regulatory requirements, this conversion to a national banking association could pose some regulatory transition risk. The Company remains subject to supervision by the Federal Reserve Bank (“FRB”). Regulatory agencies, including the OCC, FRB, and the CFPB, periodically monitor and conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a regulatory agency was to determine in its discretion that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against the Bank or our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations, and reputation may be negatively impacted.

The Trump administration has already commenced to implement a regulatory reform agenda that is significantly different than that of the Biden administration, thereby impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies, although the effects of any such changes on our business, operations, financial position or results of operations cannot be quantified at this time.

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

Many companies are facing increasing scrutiny from regulators, customers, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosures, particularly companies such as ours that are based in State of California. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for us as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price. Both recently adopted and pending government regulations, including recently adopted regulations in California, will result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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
•
strategic actions by us or our competitors, such as acquisitions or restructurings, including in particular our proposed acquisition of Heritage;
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

The market price of our common stock and the trading volume in our common stock may fluctuate and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, potential dilution due to share issuance in connection with acquisitions, and other factors identified above in “Cautionary Note Regarding Forward-Looking Statements”. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation. Extensive sales by large shareholders could also exert sustained downward pressure on our stock price.

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

Various provisions of our articles of incorporation and by-laws and certain other actions we have taken could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, regulatory approval and/or appropriate regulatory filings may be required from either or all the Federal Reserve, the FDIC, the OCC prior to any person or entity acquiring “control” (as defined in the applicable regulations) of a state non-member bank, such as the Bank. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Cyber criminals are becoming more sophisticated and effective every day, and they are increasingly targeting financial institutions and their customers. All companies utilizing technology are subject to threats and potential breaches of their cybersecurity programs. Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized access, disclosure or destruction of data, including customer and bank information. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management and make securing the data customers and other stakeholders entrust to us a top priority. Our board of directors (the “Board”), through our Audit Committee, and our management, are actively involved in the oversight of our cybersecurity risk management program.

As described in more detail below, we have established policies, standards, processes, practices and training for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies, standards, processes, and procedures, and cybersecurity safeguards will be sufficient to protect against all possible threats and properly followed in every instance, or that those policies and procedures will be effective. Although our Risk Factors include further detail about the material cybersecurity risks we face, we believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

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

Process

Our cybersecurity risks are identified and addressed through a cross-functional approach that includes coordination through our Corporate Information Security Committee, which includes senior managers in our information security, information technology, operations, risk, compliance and privacy departments or functions. Key security, operations, risk, compliance and privacy stakeholders meet regularly to develop strategies for preserving the confidentiality, integrity and availability of Company and customer information, identifying, preventing and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents. We maintain controls and procedures that are designed to comply with applicable state and federal regulations to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and our Board in a timely manner.

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

Technical Safeguards

We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improvements are made based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.

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

Third-Party Risk Management

We have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers, in the manner and to the extent required by our bank regulators and applicable regulations. Such third-party providers are subject to security risk assessments at the time of onboarding, and periodically reviewed as needed. We use a variety of inputs in such risk assessments, including information supplied by such third-party providers and other industry sources. In addition, we review our third-party providers security standards, controls and responsibilities to report on security incidents that have impacted their operations, as appropriate.

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

External Assessments

Our cybersecurity policies, standards, processes and practices are periodically assessed by third parties and internal and external auditors. These assessments include a variety of activities including information security maturity assessments, audits and independent reviews of our information security control environment and control effectiveness. These assessments are reported to senior management and our Board through its Audit Committee. Cybersecurity processes are adjusted based on the information provided from these assessments.

Governance

Board Oversight

Our Board, through its Audit Committee, oversees the management of our cybersecurity program led by our CISO. The Audit Committee receives reports from management about the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents, including material security risks and information security vulnerabilities. Specifically, the Audit Committee receives regular updates from our CISO on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, internal and external auditor feedback, and any relevant internal and industry cybersecurity incidents.

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

Our CISO has more than 29 years of Information Technology and 23 years of Information Security experience in financial services including similar roles at two other regional banks. He holds an undergraduate and master’s degree in Cybersecurity and Information Assurance. Our CIO has 27 years of information technology experience and 20 years of experience in the financial services industry. Our CRO has more than 35 years of experience in Banking and over 17 years of experience in risk management, compliance, and BSA. Our COO is a seasoned bank operations executive with over 37 years of banking experience in Operations, Vendor Management, IT, Security, Treasury Management and Payment Operations.

ITEM 2. PROPERTIES

The principal executive offices of the Company and the Bank are located in Ontario, California, and are owned by the Bank.

As of December 31, 2025, the Bank occupied a total of 66 premises consisting of (i) 62 Banking Centers (“Centers”) of which one Center is located at our Corporate Headquarters in Ontario California, one loan production office in Temecula California and (ii) three operation and technology centers. We own 10 of these locations and the remaining properties are leased under various agreements with expiration dates ranging from 2025 through 2042. All properties are located in California.

For additional information concerning properties, see Note 7 — Premises and Equipment and Note 21 — Leases of the Notes to the consolidated financial statements included in this report. See “Item 8 — Financial Statements and Supplemental Data.”

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits, threatened lawsuits and investigations in the course of business. From time to time, such lawsuits, threatened lawsuits and investigations may include, but are not limited to, actions involving securities law compliance and litigation, employment matters, wage-hour and labor law claims, consumer claims, regulatory compliance claims, government loan program compliance, data privacy claims, lender liability claims, bankruptcy-related claims, and fraud and negligence claims, some of which may be styled as “class action” or representative cases. Some of these lawsuits or investigations may be similar in nature to other lawsuits or investigations pending against the Company’s competitors. For additional information concerning legal proceedings, see Note 12 — Commitments and Contingencies of the Notes to the consolidated financial statements included in this report.

For lawsuits or claims where the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded in accordance with FASB guidance over loss contingencies (ASC 450). However, as a result of inherent uncertainties in judicial or administrative interpretation and application of a myriad of laws and regulations applicable to the Company’s business, and the unique, complex factual issues presented in any given lawsuit or claim, the Company often cannot determine the probability of loss or estimate the amount of damages which a plaintiff or claimant might successfully prove if the Company were found to be liable. For lawsuits, or threatened lawsuits or other situations where a claim has been asserted or the Company has determined that it is probable that a claim will be asserted, and there is a reasonable possibility that the outcome will be unfavorable, the Company will disclose the existence of the loss contingency, even if the Company is not able to make an estimate of the possible loss or range of possible loss with respect to the action or potential action in question, unless the Company believes that the nature, potential magnitude or potential timing (if known) of the loss contingency is not reasonably likely to be material to the Company’s liquidity, consolidated financial position, and/or results of operations.

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

We do not presently believe that the ultimate resolution of any lawsuits or claims currently pending against the Company will have a material adverse effect on the Company’s results of operations, financial condition, or cash flows. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened against the Company could have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CVB’s common stock is traded on the NASDAQ Global Select National Market under the symbol “CVBF.” CVB had approximately 135,800,301 shares of common stock outstanding with 1,763 registered stockholders of record as of February 20, 2026.

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its shareholders and on the Bank to pay dividends to CVB, see “Item 1. Business-Regulation and Supervision — Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flow.”

Issuer Purchases of Equity Securities

On November 20, 2024, our Board of Directors approved a program to repurchase up to 10,000,000 shares (the “Maximum Amount”) of CVB common stock including by means of one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions, at times and at prices considered appropriate by us, depending upon prevailing market conditions and other corporate and legal considerations (“2024 Repurchase Program”). This 2024 Repurchase Program replaces in its entirety the Company's previous 2022 share repurchase. At the time of its termination, the 2022 program had shares remaining to be repurchased of 4,300,059 shares. The 2024 Repurchase Program terminates on the earlier of the repurchase of the Maximum Amount or five years from the date of authorization. In the fourth quarter of 2025, we repurchased 1,961,707 shares of common stock under this program, at an average price of $18.80, totaling $36.9 million. For the year ended December 31, 2025, total shares repurchased was 4,321,777 shares at an average price of $18.60, totaling $80.4 million. As of December 31, 2025, an aggregate of 5,678,223 shares remained available for repurchase under our 2024 Repurchase Program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares Available for Repurchase Under the Plans or Programs

October 1 - 31, 2025	913	$18.74	480,104	$18.66	7,159,826
November 1 - 30, 2025	461	$18.27	1,481,603	$18.84	5,678,223
December 1 - 31, 2025	126	$19.92	—	$-	5,678,223
Total	1,500	$18.70	1,961,707	$18.80	5,678,223

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

The following graph compares the yearly percentage change in CVB’s cumulative total shareholder return (stock price appreciation plus reinvested dividends) on common stock to (i) the cumulative total return of the Nasdaq Composite Index; and (ii) the Keefe, Bruyette and Woods (“KBW”) Nasdaq Regional Banking Index (“KRX”) (comprised of 50 banks and bank holding companies headquartered throughout the country) which the Company uses as the Company's peers for performance and compensatory purposes. The graph assumes an initial investment of $100 on December 31, 2020, and reinvestment of dividends through December 31, 2025. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

ASSUMES $100 INVESTED ON DECEMBER 31, 2020

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2025

Company/Market/Peer Group	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
CVB Financial Corp.	100.00	113.58	140.86	114.93	128.58	116.42
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
KBW Nasdaq Regional Banking Index	100.00	136.64	127.17	126.66	143.38	152.71

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

Valuation and Recoverability of Goodwill — Goodwill represented $765.8 million of our $15.63 billion in total assets as of December 31, 2025. The Company has one reportable segment. Goodwill has an indefinite useful life and is not amortized, but is tested for impairment at least annually, or more frequently, if events and circumstances exist that indicate that a goodwill impairment test should be performed. Such events and circumstances may include among others, a significant adverse change in legal factors or in the general business climate, significant decline in our stock price and market capitalization, unanticipated competition, the testing for recoverability of a significant asset group within the reporting unit, and an adverse action or assessment by a regulating body. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

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

OVERVIEW

For the year ended December 31, 2025, we reported net earnings of $209.3 million, compared with $200.7 million for 2024, a $8.6 million, or 4.28%, increase from the prior year. Diluted earnings per share of $1.52 for 2025, increased by $0.08, or 5.61%, when compared to $1.44 for 2024. Market interest rates stayed elevated throughout the first eight months of 2024 until the Federal Reserve initiated a series of rate cuts in September 2024. This shift in the interest rate environment materially affected the Company's net interest income and overall earnings during 2025. Net earnings benefited from higher net interest income, driven primarily by the expansion in net interest margin. The improvement reflected a reduction in overall cost of funds, particularly on borrowings, as a result of the Company's balance sheet deleveraging efforts in late 2024. Net earnings of $209.3 million produced a return on average equity (“ROAE”) of 9.26%, a return on average tangible common equity (“ROATCE”) of 14.28% and a return on average assets (“ROAA”) of 1.36%. Our net interest margin, tax equivalent (“NIM”), was 3.36% for 2025, while our efficiency ratio was 46.0%.

Net interest income of $460.3 million for the year ended December 31, 2025, increased $12.9 million, or 2.89%, compared to the same period of 2024. Interest income decreased by $36.8 million, or 5.84%, in 2025, while interest expense decreased $49.8 million year-over-year. Cost of funds for 2025 decreased by 29 basis points over 2024, while the earning asset yield decreased by two basis points. Average earning assets declined by $798.3 million year-over-year.

Noninterest income of $55.2 million for the year ended December 31, 2025, increased by $0.7 million, or 1.28%, compared to the same period of 2024. Trust and investment income for 2025 grew by $1.3 million, or 9.50%, from the prior year. Noninterest income in 2025 included a $11.0 million in losses on the sale of AFS investment securities, a $6.0 million legal settlement, and a $2.3 million gain in OREO, while 2024 included a total pre-tax loss of $28.3 million from the sale of $467 million of AFS securities partially offset by a pre-tax gain of $25.9 million from the sale-leaseback of four buildings.

Noninterest expense increased from $233.6 million in 2024 to $237.3 million in 2025. The $3.7 million increase in noninterest expense was primarily driven by higher software related costs associated with the continued investments in technology and infrastructure. In addition, noninterest expense included $1.6 million of acquisition related costs to the announced merger with Heritage.

At December 31, 2025, total assets of $15.63 billion increased by $477.4 million, or 3.15%, from total assets of $15.15 billion at December 31, 2024. Interest-earning assets of $13.99 billion at December 31, 2025 increased by $463.0 million, or 3.42%, when compared with $13.53 billion at December 31, 2024. The increase in interest-earning assets was primarily due to a $218.1 million increase in interest-earning balances due from the Federal Reserve, a $162.8 million increase in total loans, and a $31.7 million increase in investment securities.

Total investment securities were $4.95 billion at December 31, 2025, an increase of $31.7 million, or 0.64%, from $4.92 billion at December 31, 2024. At December 31, 2025, investment securities HTM totaled $2.27 billion. HTM securities decreased by $109.3 million, or 4.59% from $2.38 billion at December 31, 2024. At December 31, 2025, investment securities AFS totaled $2.68 billion, inclusive of a pre-tax net unrealized loss of $299.2 million. AFS securities increased by $141.0 million, or 5.54%, from $2.54 billion at December 31, 2024, driven primarily by $482.5 million in purchases of AFS securities and an improvement of $128.9 million in AFS investment securities mark-to-market unrealized loss, partially offset by principal payments and maturities, as well as sales of securities of $92.9 million during the year, which resulted in a pre-tax loss of $11.0 million. The securities sold had an average yield of less than three percent. Our tax equivalent yield on our investment portfolio remained the same at 2.65% for 2024 and 2025.

Fair value hedging transactions with $700 million notional pay-fixed interest rate swaps, had a fair value which totaled $8.7 million and was reflected as a liability at December 31, 2025. The fair value of these instruments totaled $7.2 million and were reflected as a asset at December 31, 2024. These instruments generated interest income of $4.3 million for 2025, a decrease of $10.1 million from interest income of $14.4 million for 2024. Refer to Note 18 – Derivative Financial Instruments of the notes to the consolidated financial statements of this report for additional information.

Total loans and leases, at amortized cost, were $8.70 billion at December 31, 2025, an increase of $162.8 million, or 1.91%, from $8.54 billion at December 31, 2024. The $162.8 million increase included $66.9 million in commercial real estate loans, $48.5 million in commercial and industrial loans, and $21.7 million in construction loans. Our loan yields were 5.29% for the year ended December 31, 2025, compared to 5.26% for 2024.

The allowance for credit losses totaled $77.2 million at December 31, 2025, compared to $80.1 million at December 31, 2024. At December 31, 2025, ACL as a percentage of total loans and leases outstanding was 0.89%. This compares to 0.94% at December 31, 2024. The decrease in the allowance was primarily the result of the successful resolution of certain nonperforming loans, with nonaccrual loans declining by $23.1 million and positive credit migration resulting in a $36.8 million decrease in classified loans. The allowance was not materially impacted by changes in our economic forecast as of December 31, 2025. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. The resulting economic forecast reflects GDP growth of less than 2% for 2026 though 2028. Commercial Real Estate values are forecasted to continue their decline in 2026, with growth in values returning in 2027. Unemployment is forecasted to exceed 5% from early 2026 until the second half of 2028.

Noninterest-bearing deposits were $6.80 billion at December 31, 2025, a decrease of $236.4 million, or 3.36% when compared to $7.04 billion at December 31, 2024. At December 31, 2025, noninterest-bearing deposits were 56.33% of total deposits, compared to 58.90% at December 31, 2024.

Interest-bearing deposits were $5.27 billion at December 31, 2025, an increase of $360.0 million, or 7.33%, when compared to $4.91 billion at December 31, 2024. Customer repurchase agreements totaled $490.6 million at December 31, 2025, compared to $261.9 million at December 31, 2024. Our average cost of total deposits including customer repurchase agreements for 2025 was 0.88%, compared to 0.90% for 2024.

At December 31, 2025, total borrowings of $500.0 million consisted of Federal Home Loan Bank (“FHLB”) advances, at an average cost of approximately 4.6%. Borrowings remained the same from $500.0 million at December 31, 2024. On average, borrowings decreased by more than $1.01 billion between 2024 and 2025, as the Company completed a deleveraging strategy during the later part of 2024. As a result of this deleveraging, cost of funds decreased by 29 basis points from 1.32% for 2024 to 1.03% for 2025 due to the decrease in the higher-cost short-term borrowings.

The Company’s total equity was $2.30 billion at December 31, 2025. This represented an overall increase of $108.9 million from total equity of $2.19 billion at December 31, 2024. Increases to equity included $209.3 million in net earnings and a $84.4 million increase in other comprehensive income, that were partially offset by $110.3 million in cash dividends. For the year ended December 31, 2025, we repurchased, under our stock repurchase plan, 4,321,777 shares at an average price of $18.60, totaling $80.4 million. We did not repurchase any stock during 2024. Our tangible book value per share at December 31, 2025 was $11.24, compared to $10.10 at December 31, 2024, an 11.29% increase.

Our capital ratios under the capital framework referred to as Basel III remain well above regulatory requirements. As of December 31, 2025, the Company’s Tier 1 leverage capital ratio totaled 11.62%, our common equity Tier 1 ratio totaled 15.89%, our Tier 1 risk-based capital ratio totaled 15.89%, and our total risk-based capital ratio totaled 16.66%. Refer to our Analysis of Financial Condition — Capital Resources.

Acquisition Related

On December 17, 2025, the Company announced that it entered into a Merger Agreement with Heritage, headquartered in San Jose, California. pursuant to which the Company will acquire Heritage in an all-stock transaction.

For the year ended December 31, 2025, the Company incurred non-recurring merger related expenses associated with the Heritage acquisition of $1.6 million.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

				Variance
	Year Ended December 31,			2025		2024
	2025	2024	2023	$	%	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$460,287	$447,347	$487,990	$12,940	2.89%	$(40,643)	(8.33)%
Recapture of (provision for) credit losses	3,500	3,000	(2,000)	500	16.67%	5,000	250.00%
Noninterest income	55,171	54,474	59,330	697	1.28%	(4,856)	(8.18)%
Noninterest expense	(237,265)	(233,583)	(229,886)	(3,682)	(1.58)%	(3,697)	(1.61)%
Income taxes	(72,395)	(70,522)	(93,999)	(1,873)	(2.66)%	23,477	24.98%
Net earnings	$209,298	$200,716	$221,435	$8,582	4.28%	$(20,719)	(9.36)%
Earnings per common share:
Basic	$1.52	$1.44	$1.59	$0.08		$(0.15)
Diluted	$1.52	$1.44	$1.59	$0.08		$(0.15)
Return on average assets	1.36%	1.24%	1.35%	0.12%		(0.11)%
Return on average shareholders’ equity	9.26%	9.35%	11.03%	(0.09)%		(1.68)%
Efficiency ratio	46.03%	46.55%	42.00%	(0.52)%		4.55%
Noninterest expense to average assets	1.54%	1.45%	1.41%	0.09%		0.04%

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

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Net Income	$209,298	$200,716	$221,435
Add: Amortization of intangible assets	4,193	5,324	6,452
Less: Tax effect of amortization of intangible assets (1)	(1,240)	(1,574)	(1,907)
Tangible net income	$212,251	$204,466	$225,980

Average stockholders’ equity	$2,260,275	$2,145,665	$2,006,882
Less: Average goodwill	(765,822)	(765,822)	(765,822)
Less: Average intangible assets	(7,748)	(12,571)	(18,434)
Average tangible common equity	$1,486,705	$1,367,272	$1,222,626

Return on average equity, annualized (2)	9.26%	9.35%	11.03%
Return on average tangible common equity, annualized (2)	14.28%	14.95%	18.48%

(1)
Tax effected at respective statutory rates.
(2)
Annualized where applicable.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans, investments and interest earning cash (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rates of 21% in effect for the years ended December 31, 2025, 2024 and 2023. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary policy, and the strength of the global, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, the growth and maturity of earning assets, and derivative financial instruments. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability and Market Risk Management — Interest Rate Sensitivity Management included herein.

The tables below present the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

Interest-Earning Assets and Interest-Bearing Liabilities

	Year Ended December 31,
	2025			2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,536,679	$75,382	2.97%	$2,691,963	$80,226	2.99%	$3,040,968	$82,889	2.73%
Tax-advantaged	20,723	580	3.34%	24,618	664	3.23%	25,319	674	3.19%
Held-to-maturity securities:
Taxable	1,965,466	42,031	2.14%	2,055,597	43,574	2.12%	2,132,360	44,990	2.11%
Tax-advantaged	361,801	9,337	3.12%	372,377	9,577	3.11%	380,841	9,760	3.10%
Investment in FHLB, FRB, and other stock	21,961	1,706	7.77%	18,012	1,551	8.61%	25,078	1,861	7.42%
Interest-earning deposits with other institutions	420,504	18,109	4.31%	720,428	38,765	5.38%	331,156	17,861	5.39%
Loans (2)	8,427,967	446,156	5.29%	8,670,420	455,755	5.26%	8,893,335	448,295	5.04%
Total interest-earning assets	13,755,101	593,301	4.33%	14,553,415	630,112	4.35%	14,829,057	606,330	4.10%
Total noninterest-earning assets	1,621,513			1,586,183			1,517,115
Total assets	$15,376,614			$16,139,598			$16,346,172
INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,326,859	85,429	1.97%	$4,143,453	85,539	2.06%	$4,340,529	49,019	1.13%
Time deposits	574,494	15,865	2.76%	635,728	19,944	3.14%	304,053	2,516	0.83%
Total interest-bearing deposits	4,901,353	101,294	2.07%	4,779,181	105,483	2.21%	4,644,582	51,535	1.11%
FHLB advances, other borrowings, and customer repurchase agreements	916,886	30,317	3.27%	1,870,157	76,709	4.10%	1,773,211	66,805	3.77%
Interest expense - Other interest-bearing liabilities	32,787	1,403	4.22%	11,947	573	4.72%	—	—	—
Interest-bearing liabilities	5,851,026	133,014	2.27%	6,661,285	182,765	2.74%	6,417,793	118,340	1.84%
Noninterest-bearing deposits	7,045,960			7,144,129			7,793,336
Other liabilities	219,353			188,519			128,161
Stockholders’ equity	2,260,275			2,145,665			2,006,882
Total liabilities and stockholders’ equity	$15,376,614			$16,139,598			$16,346,172
Net interest income		$460,287			$447,347			$487,990
Net interest spread - tax equivalent			2.06%			1.60%			2.26%
Net interest margin			3.35%			3.08%			3.29%
Net interest margin - tax equivalent			3.36%			3.09%			3.31%

(1)
Includes tax equivalent (TE) adjustments utilizing a federal statutory rate of 21% in effect for the years ended December 31, 2025, 2024 and 2023. The non-TE rates for total investment securities was 2.61%, 2.61% and 2.48% for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)
Includes loan fees of $3.1 million, $2.9 million and $3.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Prepayment penalty fees of $3.9 million, $2.6 million and $2.5 million are included in interest income for the years ended December 31, 2025, 2024 and 2023, respectively.
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

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Year Ended December 31,
	2025 Compared to 2024 Increase (Decrease) Due to				2024 Compared to 2023 Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$(4,338)	$(535)	$29	$(4,844)	$(9,789)	$8,081	$(955)	$(2,663)
Tax-advantaged investment securities	(105)	25	(4)	(84)	(19)	9	—	(10)
Held-to-maturity securities:
Taxable investment securities	(1,911)	384	(16)	(1,543)	(1,620)	211	(7)	(1,416)
Tax-advantaged investment securities	(272)	33	(1)	(240)	(217)	35	(1)	(183)
Investment in FHLB, FRB, and other stock	340	(151)	(33)	156	(524)	297	(84)	(311)
Interest-earning deposits with other institutions	(16,138)	(7,740)	3,222	(20,656)	20,996	(42)	(50)	20,904
Loans	(12,744)	3,235	(91)	(9,600)	(11,237)	19,178	(480)	7,461
Total interest income	(35,168)	(4,749)	3,106	(36,811)	(2,410)	27,769	(1,577)	23,782
Interest expense:
Savings deposits	3,786	(3,731)	(165)	(110)	(2,226)	40,589	(1,843)	36,520
Time deposits	(1,921)	(2,388)	230	(4,079)	2,745	7,023	7,660	17,428
FHLB advances, other borrowings, and customer repurchase agreements	(39,101)	(15,525)	8,233	(46,393)	3,652	5,928	324	9,904
Interest expense - Other interest-bearing liabilities	983	(59)	(93)	831	—	—	573	573
Total interest expense	(36,253)	(21,703)	8,205	(49,751)	4,171	53,540	6,714	64,425
Net interest income	$1,085	$16,954	$(5,099)	$12,940	$(6,581)	$(25,771)	$(8,291)	$(40,643)

2025 Compared to 2024

Net interest income before provision for credit losses of $460.3 million for 2025 increased $12.9 million, or 2.89%, compared to $447.3 million for 2024. Interest income decreased by $36.8 million, or 5.84% in 2025, while interest expense decreased by $49.8, or 27.22% year-over-year. Cost of funds for 2025 decreased by 29 basis points over 2024, while the earning asset yield decreased by two basis points. Interest-earning assets decreased on average by $798.3 million, or 5.49%, from $14.55 billion for 2024 to $13.76 billion for 2025. Our net interest margin (TE) was 3.36% for 2025, compared to 3.09% for 2024.

Total interest income for 2025 of $593.3 million decreased by $36.8 million, or 5.84%, when compared to 2024. Compared to 2024, average interest-earning assets decreased $798.3 million and the yield on interest-earning assets decreased by two basis point from 4.35% for 2024 to 4.33% for 2025. The $798.3 million year-over-year decrease in average earning assets resulted from a $298.1 million decrease in average earning balances due from the Federal Reserve, a $259.9 million decrease in investment securities and a decrease of $242.5 million in average loans. The decrease in the overall earning asset yield was primarily impacted by the 107 basis point decrease in the yield on balances held at the Federal Reserve and the decrease in average earning balances due from the Federal Reserve as a percentage of earning assets from approximately 5% in 2024 to 3% in 2025. Balances due from the Federal Reserve earned 5.38% on average in 2024 compared to 4.31% in 2025. The decrease in the earning asset yield was also impacted by a $10.1 million decrease in the interest income derived from the positive carry on fair value hedges. A three basis point increase in loan yields, from 5.26% for 2024 to 5.29% for 2025 and 19 basis point increase in the yield on investment securities, from 2.37% for 2024 to 2.56% for 2025, partially offset the decline in earnings from the fair value hedges and funds held at the Federal Reserve.

Total interest income and fees on loans for 2025 of $446.2 million decreased $9.6 million, or 2.11%, when compared to 2024. This decrease in income was due to a decrease in average loans of $242.5 million partially offset by a higher loan yield. Loan yields were 5.29% for 2025, compared to 5.26% for 2024. Loan yields grew year-over-year, due to higher rates from adjustable rate loans and newly originated loans, as well as an increase in interest paid on nonaccrual loans.

In general, we stop accruing interest on a loan after its principal or interest becomes 90 days or more past due. When a loan is placed on nonaccrual, all interest previously accrued but not collected is charged against earnings. There was no interest income that was accrued and not reversed on nonaccrual loans at December 31, 2025 and 2024. As of December 31, 2025 and 2024, we had $4.7 million and $27.8 million of nonaccrual loans, respectively.

Interest income from investment securities was $127.3 million for 2025, a $6.7 million, or 5.01%, decrease from $134.0 million for 2024, including a $4.9 million decrease for AFS securities. This decrease was driven by a decline in the average balance of investment securities of $259.9 million, or 5.05%. The $4.9 million decrease in interest income on AFS securities was the net result of the decrease in interest income from the positive carry on fair value hedges and the 19 basis point increase in the yield on AFS securities. The positive carry on these fair value hedges resulted in approximately $4.3 million of interest income in 2025 compared to $14.4 million of interest income in 2024. The yield on investment securities was impacted positively by the sale of $467 million and $104 million of lower-yielding investment securities combined with the purchase of $418.5 million and $482 million of higher-yielding securities in 2024 and 2025 respectively.

Interest expense of $133.0 million for 2025 decreased $49.8 million, compared to $182.8 million for 2024. Total cost of funds for 2025 was 1.03%, compared with 1.32% for 2024. This 29 basis point decrease in cost of funds was primarily the result of the decrease in the average balance of higher cost borrowing of $1.01 billion, offset by a higher average balance and cost of customer repurchase agreements in 2025. The average rate paid on total deposits decreased by three basis points, to 0.85% for 2025 from 0.88% for 2024. Noninterest bearing deposits continued to be a significant portion of total deposits in 2025. Average noninterest-bearing deposits were 58.98% of our total deposits for 2025, compared to 59.92% for 2024.

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

We recorded a recapture of credit losses of $3.5 million in 2025, and experienced credit charge-offs of $642,000 and recoveries of $1.2 million, resulting in net recoveries of $539,000. The year-to-date recapture of credit losses of $3.5 million was the result of continued improvement in credit quality and lower nonperforming loans at December 31, 2025 as compared to the prior year-end and an overall decrease in projected loss rates from 0.94% at the end of 2024 to 0.89% at December 31, 2025. For 2024, we recorded $3.0 million recapture of credit losses, and experienced credit charge-offs of $4.4 million and total recoveries of $688,000, resulting in net charge-offs of $3.7 million. Specific credit reserves for nonperforming loans declined by $5.9 million during 2024 and modest changes in projected loss rates on performing loans were driven by economic forecast changes to various macroeconomic variables such as GDP growth, commercial real estate values and the rate of unemployment. Refer to the discussion of “Allowance for Credit Losses” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

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

Noninterest Income

Noninterest income includes income derived from financial services offered to our customers, such as CitizensTrust, merchant processing and card services, international banking, and other business services. Also included in noninterest income are service charges and fees, primarily from deposit accounts, bank owned life insurance (“BOLI”) income, gains/losses from the disposition of investment securities, loans, other real estate owned, and fixed assets, and other revenues not included as interest on earning assets.

The following table sets forth the various components of noninterest income for the periods presented.

				Variance
	Year Ended December 31,			2025		2024
	2025	2024	2023	$	%	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$19,460	$20,370	$20,219	$(910)	(4.47)%	$151	0.75%
Trust and investment services	15,033	13,729	12,556	1,304	9.50%	1,173	9.34%
Bankcard services	2,707	1,652	1,627	1,055	63.86%	25	1.54%
BOLI income	11,467	12,420	12,751	(953)	(7.67)%	(331)	(2.60)%
Swap fee income	—	211	632	(211)	(100.00)%	(421)	(66.61)%
Loss on sale of AFS investment securities	(10,970)	(28,317)	—	17,347	(61.26)%	(28,317)	—
Gain on sale leaseback transactions	—	25,900	—	(25,900)	(100.00)%	25,900	—
Gain on OREO, net	2,296	—	—	2,296	—	—	—
Gain on sale of other investments	—	—	2,575	—	—	(2,575)	(100.00)%
Other	15,178	8,509	8,970	6,669	78.38%	(461)	(5.14)%
Total noninterest income	$55,171	$54,474	$59,330	$697	1.28%	$(4,856)	(8.18)%

2025 Compared to 2024

The $0.7 million increase in noninterest income in 2025 was impacted by $11.0 million in losses on the sale of AFS securities, a $6.0 million legal settlement, and a $2.3 million gain on OREO, while 2024 included $28.3 million in losses from the sale of AFS securities that were partially offset by gains of $25.9 million from the sale and leaseback of four properties in 2024. Trust and investment management fees increased by $1.3 million, or 9.50% compared to 2024. Service charges on deposit accounts decreased by $910,000, or 4.47% from the year ended December 31, 2024. BOLI income decreased by $953,000, or 7.67% from the prior year, as additional income from death benefits decreased by $855,000.

Trust and Investment Services represents our CitizensTrust group. The CitizensTrust group is made up of wealth management and investment services. They provide a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At December 31, 2025, CitizensTrust had approximately $5.11 billion in assets under management and administration, including $3.75 billion in assets under management. CitizensTrust generated fees of $15.0 million for 2025, compared to $13.7 million for 2024. The increase in fees in 2025 included both the impact on market values of changes in equity and fixed income markets but also increased flows of funds from customers, including liquidity management of funds formerly on deposit with the Bank.

The Bank’s investment in BOLI includes life insurance policies generally acquired through acquisitions or the purchase of life insurance by the Bank on a select group of employees to fund deferred compensation plans. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. Income from our BOLI policies declined by $953,000 for 2025 as compared to 2024, as 2024 included death benefits that exceeded cash surrender values of $1.4 million.

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

Trust and Investment Services represents our CitizensTrust group. The CitizensTrust group is madeup of wealth management and investment services. They provide a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At December 31, 2024, CitizensTrust had approximately $4.6 billion in assets under management and administration, including $3.3 billion in assets under management. CitizensTrust generated fees of $13.7 million for 2024, compared to $12.6 million for 2023. The increase in fees in 2024 included both the impact on market values of changes in equity and fixed income markets but also increased flows of funds from customers, including liquidity management of funds formerly on deposit with the Bank.

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

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

				Variance
	Year Ended December 31,			2025		2024
	2025	2024	2023	$	%	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$144,457	$144,472	$139,191	$(15)	(0.01)%	$5,281	3.79%
Occupancy	18,954	18,976	18,492	(22)	(0.12)%	484	2.62%
Equipment	4,865	4,431	3,617	434	9.79%	814	22.50%
Professional services	9,248	10,482	9,082	(1,234)	(11.77)%	1,400	15.42%
Computer software expense	17,148	15,301	14,051	1,847	12.07%	1,250	8.90%
Marketing and promotion	6,882	7,307	6,756	(425)	(5.82)%	551	8.16%
Amortization of intangible assets	4,193	5,324	6,452	(1,131)	(21.24)%	(1,128)	(17.48)%
Telecommunications expense	2,109	1,972	2,010	137	6.95%	(38)	(1.89)%
Regulatory assessments	8,580	10,091	17,710	(1,511)	(14.97)%	(7,619)	(43.02)%
Insurance	1,939	2,022	2,025	(83)	(4.10)%	(3)	(0.15)%
Provision for (recapture of) unfunded loan commitments	2,000	(1,250)	(500)	3,250	(260.00)%	(750)	(150.00)%
Directors’ expenses	1,252	1,266	1,202	(14)	(1.11)%	64	5.32%
Acquisition related expenses	1,556	—	—	1,556	—	—	—
Other	14,082	13,189	9,798	893	6.77%	3,391	34.61%
Total noninterest expense	$237,265	$233,583	$229,886	$3,682	1.58%	$3,697	1.61%

Noninterest expense to average assets	1.54%	1.45%	1.41%
Efficiency ratio (1)	46.03%	46.55%	42.00%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.54% for 2025, compared to 1.45% for 2024 and 1.41% for 2023, respectively. The increase in this ratio in 2025 as compared to 2024 was due to both a reduction in average assets of $207 million resulting from the deleveraging strategy executed in the later half of 2024, as well as normal inflationary increases in most expense categories, partially offset by a decrease in regulatory assessment expense as 2023 included the $9.2 million FDIC Special Assessment. The increase in this ratio for 2024 compared with 2023 reflects the impact of inflationary pressures on staff related expenses and expense growth associated with investments in technology, partially offset by the impact in 2023 for a $9.2 million expense accrual for the FDIC Special Assessment.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 46.03% for 2025, compared to 46.55% for 2024 and 42.00% for 2023. The decrease in the efficiency ratio in 2025 was due to the increase in our net interest margin in 2025, that resulted in a revenue growth rate that exceeded the 1.6% increase in noninterest expense. The increase in the efficiency ratio in 2024 compared to 2023 reflects the impact of a decline in the net interest margin in 2024.

2025 Compared to 2024

Noninterest expense of $237.3 million for the year ended December 31, 2025 was $3.7 million, or 1.6% higher than 2024. The year-over-year increase included software expense increasing by $1.8 million, or 12.07%, due to continued investment in new technology. The increase in technology costs demonstrates our commitment to improving efficiencies and providing an excellent customer experience. The provision or recapture of unfunded loan commitments also increased by $3.3 million in 2025. Furthermore, the increase included acquisition related expenses of $1.6 million associated with the pending merger with Heritage announced in 2025.

2024 Compared to 2023

Noninterest expense of $233.6 million for the year ended December 31, 2024 was $3.7 million, or 1.6% higher than 2023. Year-over-year increases included normal inflationary increases in most expense categories including $5.3 million in salaries and employee benefits, primarily due to inflationary pressures on salaries and benefits. As we continue to invest in new technology, software expense increased by $1.3 million, or 8.90%. Professional expense increased by $1.4 million, or 15.42%, as legal expense increased by $1.3 million or 80.7%. These increase were partially offset by a $7.6 million decrease in regulatory assessment expense, as 2023 included $9.2 million for the FDIC Special Assessment.

Income Taxes

The Company’s effective tax rate for the year ended December 31, 2025 was 25.70%, compared with 26.00% and 29.80% for the years ended December 31, 2024 and 2023, respectively. The decrease in the effective tax rate in 2025 and 2024 was a result of increased investments in tax credits and the impact on taxes in 2023 from the surrender of certain BOLI policies. During the fourth quarter and full year of 2023, our effective tax rate was impacted by more than $6 million in combined income tax expense and penalties resulting from the surrender of various BOLI policies. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income from municipal securities and BOLI as well as available tax credits. Refer to Note 9 — Income Taxes of the notes to consolidated financial statements for more information.

The effective tax rates are below the nominal combined Federal and State tax rate as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $15.63 billion at December 31, 2025 increased $477.4 million, or 3.15%, from $15.15 billion at December 31, 2024. Interest-earning assets of $13.99 billion at December 31, 2025, increased by $463.0 million, or 3.42%, when compared with $13.53 billion at December 31, 2024. The increase in interest-earning assets was primarily due to a $218.1 million increase in interest-earning balances due from the Federal Reserve, a $162.8 million increase in total loans, a $37.9 million increase in FRB stock, and $31.7 million in investment securities.

Total liabilities were $13.34 billion at December 31, 2025, an increase of $368.5 million, or 2.84%, from total liabilities of $12.97 billion at December 31, 2024. The increase was due to a $228.7 million increase in customer repurchase agreements and a $123.6 million increase in total deposits. As of December 31, 2025 and 2024, total borrowings consisted of $500 million of FHLB advances, at an average cost of approximately 4.55%.

Total equity was $2.3 million at December 31, 2025 increased $108.9 million, or 4.98%, to $2.30 billion from $2.19 billion at December 31, 2024. Increases to equity included $209.3 million in net earnings and an $84.4 million in other comprehensive income, partially offset by $110.3 million in cash dividends and $81.1 million in common stock repurchase. For the year ended 2025, we repurchased, under our stock repurchase plan, 4,321,777 shares of common stock, at an average repurchase price of $18.60, totaling $80.4 million. We engaged in no stock repurchases during 2024.

Sale-Leaseback Transactions

We engaged in no sale-leaseback transactions during 2025. During the third and fourth quarters of 2024, the Bank executed sale-leaseback transactions and sold four buildings for a cumulative sale price of $47.1 million, resulting in a net pre-tax gain of $25.9 million and cash proceeds of $44.76 million. The Bank simultaneously entered into lease agreements with the respective purchasers for initial terms of 15 and 18 years. Total ROU assets and corresponding operating lease liabilities recorded were $26.8 million.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At December 31, 2025, total investment securities were $4.95 billion, an increase of $31.7 million, or 0.64%, from $4.92 billion at December 31, 2024. The increase in investment securities was primarily due $483.6 million in purchases of AFS securities and an improvement of $128.9 million in AFS investment securities mark-to-market unrealized loss, partially offset by principal payments and maturities, as well as sales of securities of $92.9 million in fair value during the year, which resulted in a pre-tax loss of $11.0 million. At December 31, 2025, our AFS investment securities totaled $2.68 billion, inclusive of a pre-tax net unrealized loss of $299.2 million. The after-tax unrealized loss reported in AOCI on AFS investment securities was $218.3 million. This represented a decrease of $97.0 million from $315.4 million after-tax unrealized loss at December 31, 2024. The change in the net unrealized holding loss resulted primarily from fluctuations in market interest rates and from realized losses on sold securities. At December 31, 2025, total HTM investment securities of $2.27 billion declined by $109.3 million from December 31, 2024. For the years ended December 31, 2025 and 2024, sales/repayments/maturities of investment securities totaled $572.1 million and $901.5 million, respectively. The Company purchased additional investment securities totaling $489.8 million and $430.6 million for the years ended December 31, 2025 and 2024, respectively.

The tables below set forth our investment securities AFS and HTM portfolio by type for the dates presented.

	December 31,
	2025		2024
	Fair Value	Percent	Fair Value	Percent
	(Dollars in thousands)
Investment securities available-for-sale
Government agency/GSE	$35,284	1.32%	$34,255	1.35%
Mortgage-backed securities	1,887,654	70.35%	2,134,534	83.97%
CMO/REMIC	695,150	25.91%	351,522	13.82%
Municipal bonds	21,290	0.79%	20,377	0.80%
Collateralized loan obligations	42,000	1.57%	—	—
Other securities	1,692	0.06%	1,427	0.06%
Total available-for-sale securities	$2,683,070	100.00%	$2,542,115	100.00%

	December 31,
	2025		2024
	Amortized Cost	Percent	Amortized Cost	Percent
	(Dollars in thousands)
Investment securities held-to-maturity
Government agency/GSE	$498,513	21.96%	$514,572	21.62%
Mortgage-backed securities	557,860	24.57%	614,383	25.82%
CMO/REMIC	751,639	33.11%	784,059	32.95%
Municipal bonds	444,694	19.58%	455,199	19.13%
Other securities	17,685	0.78%	11,455	0.48%
Total held-to-maturity securities	$2,270,391	100.00%	$2,379,668	100.00%
Fair Value	$1,925,492		$1,954,345

The distribution of the AFS and HTM portfolios by estimated average life consist of the following as of the date presented.

	December 31, 2025
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$35,284	$—	$—	$—	$35,284	1.32%
Mortgage-backed securities	1,985	122,885	1,430,454	332,330	1,887,654	70.35%
CMO/REMIC	232	287	1,335	693,296	695,150	25.91%
Municipal bonds (1)	380	9,719	9,394	1,797	21,290	0.79%
Collateralized loan obligations	—	—	—	42,000	42,000	1.57%
Other securities	1,692	—	—	—	1,692	0.06%
Total	$39,573	$132,891	$1,441,183	$1,069,423	$2,683,070	100.00%
Weighted average yield:
Government agency/GSE	3.62%	—	—	—	3.62%
Mortgage-backed securities	3.12%	1.83%	2.13%	4.80%	2.58%
CMO/REMIC	3.00%	2.59%	3.13%	3.08%	3.08%
Municipal bonds (1)	2.00%	2.79%	2.61%	2.61%	2.68%
Collateralized loan obligations	—	—	—	4.72%	4.72%
Other securities	2.33%	—	—	—	2.33%
Total	3.52%	1.90%	2.13%	3.68%	2.76%

(1)
The weighted average yield for the portfolio is not tax-equivalent. The tax equivalent yield at December 13, 2025 was 3.47%.

	December 31, 2025
	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Percent to Total
	(Dollars in thousands)
Investment securities held-to-maturity:
Government agency/GSE	$—	$29,372	$141,650	$327,491	$498,513	21.96%
Mortgage-backed securities	1,283	10,121	30,853	515,603	557,860	24.57%
CMO/REMIC	—	—	—	751,639	751,639	33.11%
Municipal bonds (1)	6,652	49,620	112,295	276,127	444,694	19.59%
Other securities	—	—	—	17,685	17,685	0.78%
Total	$7,935	$89,113	$284,798	$1,888,545	$2,270,391	100.00%
Weighted average yield:
Government agency/GSE	—	1.25%	1.61%	1.93%	1.80%
Mortgage-backed securities	2.52%	2.46%	2.90%	2.40%	2.43%
CMO/REMIC	—	—	—	1.86%	1.86%
Municipal bonds (1)	2.77%	2.56%	2.43%	2.77%	2.66%
Other securities	—	—	—	8.52%	8.52%
Total	2.73%	2.12%	2.08%	2.22%	2.20%

(1)
The weighted average yield for the portfolio is not tax-equivalent. The tax equivalent yield at December 31, 2025 was 2.78%.

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

The weighted-average yield on the total investment portfolio at December 31, 2025 was 2.49% with a weighted-average life of 6.4 years. This compares to a weighted-average yield of 2.36% at December 31, 2024 with a weighted-average life of 7.2 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 90% of the securities in the total investment portfolio, at December 31, 2025, are issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA or better general-obligation municipal bonds. As of December 31, 2025, approximately $22.3 million in U.S. government agency bonds are callable. The Agency CMO/REMIC are backed by agency-pooled collateral. Municipal bonds, which represented approximately 9% of the total investment portfolio, are predominately AA or higher rated securities.

Municipal securities held by the Company are issued by various states and their various local municipalities. The following tables present municipal securities by the top holdings by state as of the dates presented.

	December 31, 2025
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
Minnesota	$7,815	36.0%	$7,566	35.5%
Connecticut	5,597	25.7%	5,553	26.1%
Massachusetts	3,690	16.9%	3,570	16.8%
Maine	1,486	6.8%	1,422	6.7%
Wisconsin	1,165	5.3%	1,161	5.5%
Iowa	1,115	5.1%	1,073	5.0%
California	919	4.2%	945	4.4%
Total	$21,787	100.0%	$21,290	100.0%
Municipal Securities held-to-maturity:
Texas	$73,592	16.5%	$69,743	16.6%
California	46,015	10.3%	42,910	10.2%
Minnesota	39,383	8.9%	38,046	9.1%
Washington	28,048	6.3%	25,431	6.1%
Ohio	27,856	6.3%	26,357	6.3%
Massachusetts	24,915	5.6%	23,940	5.7%
All other states (27 states)	204,885	46.1%	193,013	46.0%
Total	$444,694	100.0%	$419,440	100.0%

	December 31, 2024
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(Dollars in thousands)
Municipal Securities available-for-sale:
Minnesota	$7,816	35.9%	$7,234	35.6%
Connecticut	5,602	25.8%	5,369	26.3%
Massachusetts	3,694	17.0%	3,385	16.6%
Maine	1,490	6.8%	1,350	6.6%
Wisconsin	1,166	5.4%	1,114	5.5%
Iowa	1,115	5.1%	1,025	5.0%
California	872	4.0%	900	4.4%
Total	$21,755	100.0%	$20,377	100.0%
Municipal Securities held-to-maturity:
Texas	$78,018	17.1%	$72,099	17.3%
California	46,209	10.2%	41,813	10.0%
Minnesota	41,069	9.0%	38,359	9.2%
Massachusetts	25,565	5.6%	23,837	5.7%
Wisconsin	13,423	2.9%	12,861	3.1%
Connecticut	7,380	1.6%	6,635	1.6%
All other states (27 states)	243,535	53.6%	220,728	53.1%
Total	$455,199	100.0%	$416,332	100.0%

The allowance for credit losses on investment securities is determined for both the AFS and HTM classifications of the investment portfolio in accordance with ASC 326 . We review investment securities to determine whether unrealized losses are deemed credit related or due to other factors such as changes in interest rates and general market conditions, issuer rating changes and trends. Non-credit related unrealized losses on AFS investment securities, which may be attributed to changes in interest rates and other market-related factors, are not recorded through an ACL. Such declines are recorded as an adjustment to accumulated other comprehensive loss, net. In the event the Company is required to sell or has the intent to sell an AFS security that has experienced a decline in fair value below its amortized cost, the Company writes the amortized cost of the security down to fair value in the current period.. Management determined that credit losses did not exist for securities in an unrealized loss position as of December 31, 2025 and 2024.

Refer to Note 4 – Investment Securities of the notes to the consolidated financial statements of this report for additional information on our investment securities portfolio.

Bank owned life insurance

At December 31, 2025, the Company had $325.3 million of BOLI. The $9.1 million increase in the value of BOLI, when compared to December 31, 2024, was primarily due to increases in the cash surrender value of the policies owned.

Loans

Total loans and leases, at amortized cost, of $8.70 billion at December 31, 2025, increased by $162.8 million, or 1.91%, from $8.54 billion at December 31, 2024. The $162.8 million increase primarily consists of $66.9 million in commercial real estate loans, $48.5 million in commercial and industrial loans, $21.7 million in construction loans, $12.6 million in SFR mortgage and $10.8 million in agribusiness loans.

Total loans, at amortized cost, comprised 62.18% of our total earning assets as of December 31, 2025. The following table presents our loan portfolio by type as of the dates presented.

Distribution of Loan Portfolio by Type

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Commercial real estate	$6,574,395	$6,507,452	$6,784,505	$6,884,948	$5,789,730
Construction	37,812	16,082	66,734	88,271	62,264
SBA	282,371	273,013	270,619	290,908	288,600
SBA - PPP	30	774	2,736	9,087	186,585
Commercial and industrial	973,631	925,178	969,895	948,683	813,063
Dairy & livestock and agribusiness	431,577	419,904	412,891	433,564	386,219
Municipal lease finance receivables	59,542	66,114	73,590	81,126	45,933
SFR mortgage	281,766	269,172	269,868	266,024	240,654
Consumer and other loans	58,069	58,743	54,072	76,781	74,665
Total loans, at amortized cost	8,699,193	8,536,432	8,904,910	9,079,392	7,887,713
Less: Allowance for credit losses	(77,161)	(80,122)	(86,842)	(85,117)	(65,019)
Total loans and lease finance receivables, net	$8,622,032	$8,456,310	$8,818,068	$8,994,275	$7,822,694

As of December 31, 2025, $424.5 million, or 6.46% of the total commercial real estate loans included loans secured by farmland, compared to $449.8 million, or 6.91%, at December 31, 2024. The loans secured by farmland included $119.0 million for loans secured by dairy & livestock land and $305.5 million for loans secured by agricultural land at December 31, 2025, compared to $109.1 million for loans secured by dairy & livestock land and $340.7 million for loans secured by agricultural land at December 31, 2024. As of December 31, 2025, dairy & livestock and agribusiness loans of $431.6 million were comprised of $386.1 million for dairy & livestock loans and $45.5 million for agribusiness loans, compared to $419.9 million in dairy & livestock and agribusiness loans comprised of $385.3 million for dairy & livestock loans and $34.6 million for agribusiness loans at December 31, 2024.

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

As of December 31, 2025, the Company had $228.8 million of SBA 504 loans, which include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of December 31, 2025, the Company had $53.6 million of total SBA 7(a) loans that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As of December 31, 2025, the Company had $37.8 million in construction loans. This represented 0.40% of total held-for-investment loans at amortized cost. Our construction loans are located throughout our California market footprint and the majority consist of commercial land development and construction projects. There were no nonperforming construction loans at December 31, 2025.

Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment commercial real estate loans by region as of December 31, 2025.

	December 31, 2025
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,078,557	35.4%	$2,258,787	34.4%
Central Valley and Sacramento	2,039,693	23.4%	1,511,983	23.0%
Orange County	1,292,970	14.9%	771,320	11.7%
Inland Empire	1,013,602	11.7%	878,132	13.4%
Central Coast	433,147	5.0%	375,770	5.7%
San Diego	343,058	3.9%	325,167	4.9%
Other California	146,207	1.7%	105,166	1.6%
Out of State	351,959	4.0%	348,070	5.3%
	$8,699,193	100.0%	$6,574,395	100.0%

The table below breaks down our commercial real estate portfolio by property type.

	December 31, 2025
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
Commercial real estate:	(Dollars in thousands)
Industrial	$2,269,433	34.5%	47.3%	$1,691
Office	989,752	15.1%	28.6%	1,644
Retail	908,087	13.8%	11.1%	1,710
Multi-family	829,752	12.6%	0.1%	1,542
Secured by farmland (2)	424,531	6.5%	99.5%	1,490
Medical	327,958	5.0%	33.1%	1,491
Other (3)	824,882	12.5%	41.8%	1,845
Total commercial real estate	$6,574,395	100.0%	35.5%	$1,658

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $119.0 million for loans secured by dairy & livestock land and $305.5 million for loans secured by agricultural land at December 31, 2025.
(3)
Other loans consist of a variety of loan types, none of which exceeds 2.0% of total commercial real estate loans.

At December 31, 2025, commercial real estate loans on office properties totaled $989.8 million, or approximately 15.1% of total commercial real estate loans. At origination, these loans on office properties were underwritten with loan-to-values averaging approximately 55%. Approximately 47% of these loans were originated prior to 2021. The average loan size for office loans was approximately $1.6 million and 88% of these loans have a balance of $10 million or less.

At December 31, 2025, commercial real estate loans on retail properties totaled $908.1 million, or approximately 13.8% of total commercial real estate loans. At origination, these loans on retail properties were underwritten with loan-to-values averaging approximately 47%. Approximately 42% of these loans were originated prior to 2021.

The table below presents the contractual loan maturities of loan portfolio by type and the contractual distribution of loans by the rate sensitivity to changes in interest rates as of December 31, 2025.

Loan Maturities and Interest Rate Category

	Within One Year	After One But Within Five Years	After Five But Within Fifteen Years	After 15 Years	Total
	(Dollars in thousands)
Loan Portfolio by Type:
Commercial real estate	$401,525	$2,641,759	$3,141,128	$389,983	$6,574,395
Construction	24,724	7,365	5,723	—	37,812
SBA	18,179	35,749	180,954	47,489	282,371
SBA - PPP	30	—	—	—	30
Commercial and industrial	371,668	419,366	171,271	11,326	973,631
Dairy & livestock and agribusiness	247,546	183,849	182	—	431,577
Municipal lease finance receivables	314	9,275	30,413	19,540	59,542
SFR mortgage	—	3,699	30,290	247,777	281,766
Consumer and other loans	13,780	4,773	3,161	36,355	58,069
Total gross loans	$1,077,766	$3,305,835	$3,563,122	$752,470	$8,699,193
Amount of Loans based upon:
Fixed Rates	$361,953	$2,293,417	$2,688,729	$61,899	$5,405,998
Floating or adjustable rates	715,813	1,012,418	874,393	690,571	3,293,195
Total loans, at amortized cost	$1,077,766	$3,305,835	$3,563,122	$752,470	$8,699,193

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

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Nonaccrual loans	$4,685	$27,795	$21,302	$4,930	$6,893
Total nonperforming loans	4,685	27,795	21,302	4,930	6,893
OREO, net	163	19,303	—	—	—
Total nonperforming assets	$4,848	$47,098	$21,302	$4,930	$6,893
Performing modified loans	$16,859	$6,467	$9,460	$7,817	$5,293

Total nonperforming loans and performing modified loans	$21,544	$34,262	$30,762	$12,747	$12,186

Percentage of nonperforming loans and performing modified loans to total loans, at amortized cost	0.25%	0.40%	0.35%	0.14%	0.15%

Percentage of nonperforming assets to total loans and OREO	0.06%	0.55%	0.24%	0.05%	0.09%
Percentage of nonperforming assets to total assets	0.03%	0.31%	0.13%	0.03%	0.04%

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Nonperforming loans:
Commercial real estate	$4,186	$23,707	$24,379	$24,379	$25,866
SBA	21	3,952	1,265	1,024	1,529
Commercial and industrial	478	145	265	173	340
Dairy & livestock and agribusiness	—	—	60	60	60
Total	$4,685	$27,804	$25,969	$25,636	$27,795
% of Total loans	0.05%	0.33%	0.31%	0.31%	0.33%

Past due 30-89 days (accruing):
Commercial real estate	$2,887	$43	$—	$—	$—
Construction	—	42	—	—	—
SBA	30	—	3,419	718	88
Commercial and industrial	261	—	—	—	399
Total	$3,178	$85	$3,419	$718	$487
% of Total loans	0.04%	0.00%	0.04%	0.01%	0.01%

OREO:
Commercial real estate	$163	$661	$661	$495	$18,656
SFR mortgage	—	—	—	—	647
Total	$163	$661	$661	$495	$19,303
Total nonperforming, past due, and OREO	$8,026	$28,550	$30,049	$26,849	$47,585
% of Total loans	0.09%	0.34%	0.36%	0.32%	0.25%

Classified Loans	$52,701	$78,180	$73,422	$94,169	$89,549

Nonperforming loans, defined as nonaccrual loans, including modified loans on nonaccrual, and loans past due 90 days or more and still accruing interest, were $4.7 million at December 31, 2025, or 0.05% of total loans. This compares to nonperforming loans of $27.8 million, or 0.33% of total loans, at December 31, 2024. The $23.1 million decrease in nonperforming loans was primarily due a $19.6 million commercial real estate loan payoff and a $3.4 million SBA loan payoff.

Classified loans are loans that are graded “substandard” or worse. Classified loans of $52.7 million at December 31, 2025 decreased from $89.5 million at December 31, 2024. The $36.8 million decrease was primarily due to the payoffs of three commercial real estate loans totaling $25.6 million as well as changes in loan risk ratings. Classified loans as a percentage of total loans was 0.61% at December 31, 2025, compared to 1.05% at December 31, 2024.

At December 31, 2025 we had one OREO property totaling $163,000. At December 31, 2024, we had four OREO properties totaling $19.3 million, consisting of three commercial real estate properties and one single-family residential property. In the first quarter of 2025, we sold four properties with a total book value of $19.3 million. These sales resulted in gains on sale of approximately $2.0 million.

Modifications of Loans to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

At December 31, 2025, there were $16.9 million of loans, or 0.19% of total gross loans portfolio, modified due to borrowers experiencing financial difficulties, as compared to $6.5 million, or 0.08% at December 31, 2024.

During the year ended December 31, 2025, a commercial real estate loan of $43,000 experienced a subsequent default within twelve months of the modification date. During the years ended December 31, 2024 and 2023, the Company did not have any modified loans that subsequently defaulted within twelve months of the modification date. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

At December 31, 2025 and 2024, there was no ACL allocated to modified loans to borrowers experiencing financial difficulty under the ASU 2022-02. Impairment amounts identified are typically charged off against the allowance at the time the loan is considered uncollectible. There were no charge-offs on modified loans to borrowers experiencing financial difficulty during the years ending December 31, 2025, 2024 and 2023.

See Note 3 — Summary of Significant Accounting Policies — Modification of Loans to Borrowers Experiencing Financial Difficulty and Note 5 – Loans and Lease Finance Receivables and Allowance for Credit Losses of the notes to our audited consolidated financial statements for additional information on loan modifications to borrowers experiencing financial difficulty.

Allowance for Credit Losses

The allowance for credit losses totaled $77.2 million as of December 31, 2025, compared to $80.1 million as of December 31, 2024. Our allowance for credit losses at December 31, 2025 was 0.89% of total loans, compared to 0.94% at December 31, 2024. The ACL decreased by $2.9 million for 2025, including $3.5 million recapture of provision for credit losses. The ACL decreased by $6.7 million for 2024, including $3.0 million recapture of credit losses. Net recoveries were $539,000 for 2025, which compares with net charge-offs of $3.7 million for 2024.

The allowance for credit losses as of December 31, 2025 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. The allowance for credit loss is sensitive to both changes in these portfolio characteristics and the forecast of macroeconomic variables. Risk attributes for commercial real estate loans include original loan to value ratios, origination year, loan seasoning, and macroeconomic variables that include GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of Small Business Administration (“SBA”) loans. The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans (excluding PPP loans). The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with both upside and downside risks weighted among multiple forecasts. The resulting economic forecast reflects slower GDP growth of less than 2% for 2026 though 2028. Commercial Real Estate values are forecasted to continue their decline in 2026, with a return to growth in values occurring in 2027. Unemployment is forecasted to exceed 5% from mid 2026 until 2028.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	Year Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$80,122	$86,842	$85,117	$65,019	$93,692
Charge-offs:
Commercial real estate	—	(2,258)	—	—	—
SBA	(118)	(165)	(288)	(127)	(223)
Commercial and industrial	(519)	(1,981)	(109)	(66)	(3,019)
Dairy & livestock and agribusiness	—	—	—	—	(118)
Consumer and other loans	(5)	(4)	(8)	(4)	(11)
Total charge-offs	(642)	(4,408)	(405)	(197)	(3,371)
Recoveries:
Commercial real estate	—	68	—	—	—
Construction	171	67	12	12	58
SBA	66	128	73	107	23
Commercial and industrial	944	424	14	503	12
Dairy & livestock and agribusiness	—	—	31	468	—
SFR mortgage	—	—	—	—	79
Consumer and other loans	—	1	—	—	26
Total recoveries	1,181	688	130	1,090	198
Net recoveries (charged-offs)	539	(3,720)	(275)	893	(3,173)
Initial ACL for PCD loans at acquisition	—	—	—	8,605	—
Provision recorded at acquisition	—	—	—	4,932	—
(Recapture of) provision for credit losses	(3,500)	(3,000)	2,000	5,668	(25,500)
Allowance for credit losses at end of period	$77,161	$80,122	$86,842	$85,117	$65,019
Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$6,250	$7,500	$8,000	$8,000	$9,000
(Recapture of) provision for unfunded loan commitments	2,000	(1,250)	(500)	—	(1,000)
Reserve for unfunded loan commitments at end of period	$8,250	$6,250	$7,500	$8,000	$8,000
Reserve for unfunded loan commitments to total unfunded loan commitments	0.42%	0.35%	0.43%	0.46%	0.49%
Amount of total loans at end of period (1)	$8,699,193	$8,536,432	$8,904,910	$9,079,392	$7,887,713
Average total loans outstanding (1)	$8,427,967	$8,670,420	$8,893,335	$8,676,820	$8,065,877
Net recoveries (charge-offs) to average total loans	0.01%	(0.04)%	(0.00)%	0.01%	(0.04)%
Net recoveries (charge-offs) to total loans at end of period	0.01%	(0.04)%	(0.00)%	0.01%	(0.04)%
Allowance for credit losses to average total loans	0.92%	0.92%	0.98%	0.98%	0.81%
Allowance for credit losses to total loans at end of period	0.89%	0.94%	0.98%	0.94%	0.82%
Allowance for credit losses to nonaccrual loans	1646.98%	288.26%	407.67%	1726.51%	943.26%
Net recoveries (charge-offs) to allowance for credit losses	0.70%	(4.64)%	(0.32)%	1.05%	(4.88)%
Net (charge-offs) recoveries to (recapture of) provision for credit losses	(15.40)%	124.00%	(13.75)%	8.42%	12.44%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The Bank’s ACL methodology also produced an allowance of $8.3 million for our off-balance sheet credit exposures as of December 31, 2025, compared to $6.3 million as of December 31, 2024. The increase from the prior year end was primarily driven by higher unfunded commitment balances in commercial real estate as well as commercial and industrial loans.

While we believe that the allowance at December 31, 2025 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that future economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not result in increased provisions for credit losses in the future.

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

Allowance for Credit Losses by Loan Type

	December 31,
	2025		2024		2023		2022		2021
	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans	Allowance Amount	Loans as % of Total Loans
	(Dollars in thousands)
Commercial real estate	$61,661	75.6%	$66,237	76.2%	$69,466	76.2%	$64,806	75.8%	$50,950	73.4%
Construction	593	0.4%	312	0.2%	1,277	0.8%	1,702	1.0%	765	0.8%
SBA	2,720	3.2%	2,629	3.2%	2,679	3.0%	2,809	3.2%	2,668	3.6%
SBA - PPP	—	—	—	—	—	—	—	0.1%	—	2.4%
Commercial and industrial	8,438	11.2%	6,093	10.8%	9,116	10.9%	10,206	10.5%	6,669	10.3%
Dairy & livestock and agribusiness	2,486	5.0%	3,610	4.9%	3,098	4.7%	4,400	4.8%	3,066	4.9%
Municipal lease finance receivables	251	0.7%	205	0.8%	210	0.8%	296	0.9%	100	0.6%
SFR mortgage	442	3.2%	424	3.2%	535	3.0%	366	2.9%	188	3.1%
Consumer and other loans	570	0.7%	612	0.7%	461	0.6%	532	0.8%	613	0.9%
Total	$77,161	100.0%	$80,122	100.0%	$86,842	100.0%	$85,117	100.0%	$65,019	100.0%

The ACL to total loan coverage ratio as of December 31, 2025 decreased to 0.89%, compared to 0.94% as of December 31, 2024.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

At December 31, 2025, total deposits were $12.07 billion, an increase of $123.6 million, or 1.03%, from total deposits of $11.95 billion at December 31, 2024. The increase in deposits was primarily driven the increase $428.6 million in money market account balances, partially offset by decreases of $236.4 million in noninterest-bearing deposits, $42.0 million in investment checking, and $29.8 million in savings.

The average balance of deposits by category and the average effective interest rates paid on deposits is summarized for the periods presented in the table below.

	Year Ended December 31,
	2025		2024		2023
	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$7,045,960	—	$7,144,129	—	$7,793,336	—
Interest-bearing deposits
Investment checking	513,432	0.18%	527,922	0.22%	623,850	0.19%
Money market	3,406,324	2.47%	3,172,463	2.65%	3,202,417	1.49%
Savings	407,103	0.08%	443,068	0.06%	514,262	0.05%
Time deposits	574,494	2.76%	635,728	3.14%	304,053	0.83%
Total deposits	$11,947,313		$11,923,310		$12,437,918

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Average noninterest-bearing deposits were $7.05 billion for 2025, a decrease of $98.2 million, or 1.37%, from average noninterest-bearing deposits of $7.14 billion for 2024. Average noninterest-bearing deposits represented 58.98% of total average deposits for 2025, compared to 59.92% of total average deposits for 2024.

Average savings deposits, which include interest-bearing demand checking, money market accounts and savings, were $4.33 billion for 2025, increased $183.4 million, or 4.43%, from average savings deposits of $4.14 billion for 2024.

Average time deposits totaled $574.5 million for 2025, decreased $61.2 million, or 9.63%, from total average time deposits of $635.7 million for 2024.

Our deposits are primarily relationship based core deposits and customer repurchase agreements (“repos”). We had $300.0 million of brokered deposits at the end of 2025 and 2024 which accounted for the majority of our time deposits. Our core customer deposits consist of 78% of business deposits and 22% consisting of consumer deposits, primarily the owners and employees of our business customers. The largest percentage of our deposits, 43%, are non-analyzed business accounts, which represent customer operating accounts that generally utilize a wide array of treasury management products. As most of our business customers need to operate with more than $250,000 in their operating account, we have a significant percentage of deposits that are uninsured. Our estimated uninsured deposits were $6.56 billion and $7.72 billion at December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, 45% of our total deposits and customer repos were uncollateralized and uninsured.

Our customer deposit relationships represent long tenured customers representing a diverse set of industries. The industry classification with the largest concentration is finance and insurance, which represented approximately 13% of our deposits at December 31, 2025. Overall, there are 15 different industry classifications that represent 2% or more of our deposits as of December 31, 2025. Our depositors have typically banked with us for many years. As of December 31, 2025, 47% of our deposit relationships have banked with us more than 10 years and approximately 75% of our deposit relationships have been with us for three or more years.

Total deposits and customer repos were $12.56 billion at December 31, 2025, a $352.3 million, or 2.89%, increase from December 31, 2024. The unprecedented increase in short-term interest rates impacted the mix of our deposits. Overall, we have experienced a decline in noninterest-bearing deposit levels and an increase in interest-bearing deposit levels due to the impact of higher interest rates that has led to deposits moving to higher yielding alternatives, such as our money market and time deposit products. We also experienced noninterest-bearing deposits being transferred from the Bank’s balance sheet by customers to be invested by CitizensTrust in higher yielding instruments such as U.S. treasury notes or bonds.

The following table provides the remaining maturities of large denomination ($250,000 or more) time deposits, including public funds, at December 31, 2025.

Maturity Distribution of Large Denomination Time Deposits

December 31, 2025
(Dollars in thousands)
3 months or less	$92,996
Over 3 months through 6 months	7,201
Over 6 months through 12 months	21,550
Over 12 months	1,079
Total	$122,826

Time deposits totaled $576.8 million at December 31, 2025, representing an increase of $3.2 million, or 0.55%, from total time deposits of $573.6 million at December 31, 2024.

Borrowings

The following table summarizes information about our term FHLB advances, customer repurchase agreements and other borrowings outstanding for the periods presented.

	Repurchase Agreements	FHLB Advances	Other Borrowings	Total
	(Dollars in thousands)
At December 31, 2025
Amount outstanding	$490,601	$500,000	$—	$990,601
Weighted-average interest rate	1.72%	4.55%	—	3.15%
Year ended December 31, 2025
Highest amount at month-end	$490,601	$500,000	$—	$990,601
Daily-average amount outstanding	$411,625	$500,000	$5,261	$916,886
Weighted-average interest rate	1.71%	4.55%	4.52%	3.27%
At December 31, 2024
Amount outstanding	$261,887	$500,000	$—	$761,887
Weighted-average interest rate	0.72%	4.55%	—	3.23%
Year ended December 31, 2024
Highest amount at month-end	$461,761	$500,000	$1,995,000	$2,956,761
Daily-average amount outstanding	$354,432	$326,503	$1,187,856	$1,868,791
Weighted-average interest rate	1.33%	4.62%	4.79%	4.10%

At December 31, 2025, our total borrowings were $990.6 million and included $490.6 million of repurchase agreements and $500.0 million in FHLB advances, at an average cost of approximately 4.6%. At December 31, 2024, our borrowings were $761.9 million and included $261.9 million in repurchase agreements and $500 million in FHLB advances at an average cost of approximately 4.6%. Refer to Note 11 — Borrowings of the notes to the consolidated financial statements for a more detailed discussion.

We offer a repurchase agreement product to our deposit customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of December 31, 2025, total funds borrowed under these agreements were $490.6 million with a weighted average interest rate of 1.71%, compared to $261.9 million with a weighted average interest rate of 0.72% as of December 31, 2024.

At December 31, 2025, loans with a carrying value of $6.47 billion were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank. As of December 31, 2025, the Bank had unused borrowing capacity at the FHLB of $4.08 billion.

At December 31, 2025, investment securities with carrying values of $2.74 billion were pledged to secure various types of deposits, including $942.0 million of public funds, $548.6 million for repurchase agreements, and $57.0 million for other purposes as required or permitted by law. In addition, investment securities with carrying values of $1.35 billion were pledged for unused borrowing capacity.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2025.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$12,071,982	$12,065,213	$5,395	$1,268	$106
Customer repurchase agreements (1)	490,601	490,601	—	—	—
Other borrowings	500,000	300,000	200,000	—	—
Deferred compensation	22,318	577	1,150	1,150	19,441
Operating leases	64,573	9,858	15,551	9,508	29,656
Equity investments	77,499	42,894	31,386	1,215	2,004
Total	$13,226,973	$12,909,143	$253,482	$13,141	$51,207

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

Equity investments represent commitments to contribute capital to low-income housing tax credit (“LIHTC”), solar tax funds and other CRA-related investment partnerships.

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at December 31, 2025.

		Maturity by Period
	Total	Less Than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	$409,476	$62,898	$162,066	$157,754	$26,758
Construction	163,475	50,797	108,418	—	4,260
SBA	3,190	2,864	—	—	326
Commercial and industrial	976,499	704,328	230,852	6,634	34,685
Dairy & livestock and agribusiness (1)	203,542	87,281	116,011	250	—
SFR Mortgage	748	—	—	—	748
Consumer and other loans	118,025	15,016	12,446	1,737	88,826
Total commitment to extend credit	1,874,955	923,184	629,793	166,375	155,603
Obligations under letters of credit	95,224	60,369	29,850	4,987	18
Total	$1,970,179	$983,553	$659,643	$171,362	$155,621

(1)
Total commitments to extend credit to agribusiness were $19.4 million at December 31, 2025.

As of December 31, 2025, we had commitments to extend credit of approximately $1.87 billion, and obligations under letters of credit of $95.2 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. As of December 31, 2025 and 2024, the balance in the reserve for unfunded loan commitments was $8.3 million and $6.3 million, respectively, and was included in other liabilities. There was $2.0 million of provision for unfunded loan commitments for the year ended December 31, 2025. There was $1.25 million recapture of unfunded loan commitments for the year ended December 31, 2024.

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

Total equity increased $108.9 million, or 4.98%, to $2.30 billion at December 31, 2025, compared to total equity of $2.19 billion at December 31, 2024. Increases to equity included $209.3 million in net earnings and a $84.4 million increase in other comprehensive income, that were partially offset by $110.3 million in cash dividends and $81.1 million in common stock repurchase. For the year ended 2025, we repurchased, under our stock repurchase plan, 4,321,777 shares of common stock, at an average price of $18.60. We did not repurchase any stock in 2024. Our tangible book value per share at December 31, 2025 was $11.24.

During 2025, the Board of Directors of CVB declared quarterly cash dividends totaling $0.80 per share. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to.

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

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a common equity Tier 1 (“CET1”) capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At December 31, 2025, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business—Regulation and Supervision—Capital Adequacy Requirements”.

At December 31, 2025, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios, under the revised capital framework referred to as Basel III, required to be considered “well-capitalized” for regulatory purposes.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				December 31, 2025		December 31, 2024
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank	CVB Financial Corp. Consolidated	Citizens Business Bank
Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	11.62%	11.46%	11.46%	11.30%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	15.89%	15.66%	16.24%	16.01%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	15.89%	15.66%	16.24%	16.01%
Total risk-based capital ratio	8.00%	10.50%	10.00%	16.66%	16.44%	17.06%	16.82%

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

The major lending categories are owner-occupied and non owner-occupied commercial real estate loans, commercial and industrial loans, dairy & livestock and agribusiness loans, SBA loans, construction loans, residential real estate loans, and various consumer loan products. Loans underwritten to borrowers within these diverse categories require underwriting and documentation suited to the unique characteristics and inherent risks involved.

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

SBA loans require credit structures that conform to the various requirements of the SBA programs specific to the type of loan request and the Bank’s loan policy as it relates to these loans. The SBA 7(a) loans are similar to the commercial and industrial loans that are tailored to the specific purpose of the business loan. Once granted, the SBA 7(a) loans require the Bank to follow SBA servicing guidelines to maintain the SBA guaranty which typically ranges from 75% to 90% depending on the type of 7(a) loan. SBA 504 loans are similar to the Bank’s Owner-occupied real estate loans. When the Bank funds an SBA 504 transaction, which includes the 50% - 65% first trust deed loan and the 25% - 40% second trust deed loan, the initial risk is centered in completing the SBA’s requirements to provide for the payoff of the second trust deed loan from the subordinated debenture. Once the 504 second is paid off, the remaining first trust deed loan is then managed under the same requirements applied to the Bank’s owner-occupied commercial real estate loans. It should be noted that both the SBA 7(a) and 504 programs provide loans for commercial real estate acquisition. Additionally, the interest rates for the 7(a) program are typically variable and can adjust as often as monthly with quarterly adjustment the most typical. SBA 504 loan interest rates for the first trust deed loan are at the Bank’s discretion and subject to competitive pressures from other banks.

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

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand, deposit fluctuations, and borrowings. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. In addition to on balance sheet liquidity, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. In addition to having more than $376 million of cash and cash equivalents on the balance sheet at December 31, 2025, we had substantial sources of off-balance sheet liquidity. These sources of available liquidity include $4.1 billion of secured and unused capacity with the Federal Home Loan Bank, $1.2 billion of secured unused borrowing capacity at the Fed’s discount window, more than $239 million of unpledged AFS securities that could be pledged at the discount window and $305 million of unsecured lines of credit. In addition to these borrowing sources, the Bank has capacity to utilize additional brokered deposits as of December 31, 2025. We can also obtain additional liquidity from deposit growth by utilizing state and national wholesale markets.

Our primary sources and uses of funds for the Company are deposits, customer repurchase agreements and loans. Total deposits and customer repos of $12.56 billion at December 31, 2025 increased $352.3 million, or 2.89%, over total deposits and customer repos of $12.21 billion at December 31, 2024. As of December 31, 2025, total borrowings, consisted of $500 million of Federal Home Loan Bank advances, at an average cost of approximately 4.6%. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. As most of our business customers need to operate with more than $250,000 in their operating account, we have a significant percentage of deposits that are uninsured. At December 31, 2025, our deposits and customer repurchase agreements that are neither collateralized nor insured were approximately $5.3 billion, or 42% of our total deposits and customer repos.

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

Below is a summary of our average cash position and statement of cash flows for the years ended December 31, 2025 and 2024. For further details, see our “Consolidated Statements of Cash Flows” under Part IV consolidated financial statements of this report.

Consolidated Summary of Cash Flows

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Average cash and cash equivalents	$563,139	$870,326
Percentage of total average assets	3.66%	5.39%

Net cash provided by operating activities	$221,411	$249,765
Net cash (used in) provided by investing activities	(210,311)	852,746
Net cash provided by (used in) financing activities	160,591	(1,179,098)
Net increase (decrease) in cash and cash equivalents	$171,691	$(76,587)

Average cash and cash equivalents decreased by $307.2 million, or 35.30%, to $563.1 million for the year ended December 31, 2025, compared to $870.3 million for 2024.

At December 31, 2025, cash and cash equivalents totaled $376.4 million. This represented a increase of $171.7 million, or 83.88%, from $204.7 million at December 31, 2024.

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

The table below provides the actual balances as of December 31, 2025 of interest-earning assets and interest-bearing liabilities, including the average rate earned or incurred for 2025, the projected contractual maturities over the next five years, and the estimated fair value of each category determined using available market information and appropriate valuation methodologies.

			Maturing
	December 31, 2025	Average Rate	One Year	Two Years	Three Years	Four Years	Five Years and Beyond	Estimated Fair Value
			(Dollars in thousands)
Interest-earning assets:
Investment securities available-for-sale (1)	$2,683,070	2.97%	$39,573	$28,630	$4,611	$4,996	$2,605,260	$2,683,070
Investment securities held-to-maturity (1)	2,270,391	2.29%	25,619	5,088	18,249	21,799	2,199,636	1,925,492
Investment in FHLB, FRB, and other stock	55,948	7.77%	—	—	—	—	55,948	55,948
Interest-earning deposits due from Federal Reserve and with other institutions	281,942	4.31%	281,942	—	—	—	—	281,942
Loans and lease finance receivables (2)	8,699,193	5.29%	1,077,766	886,240	675,885	608,680	5,450,622	8,591,911
Total interest-earning assets	$13,990,544		$1,424,900	$919,958	$698,745	$635,475	$10,311,466	$13,538,363
Interest-bearing liabilities:
Interest-bearing deposits	$5,271,291	2.07%	$5,264,522	$4,134	$1,262	$741	$632	$5,268,983
Borrowings	990,601	3.31%	790,601	200,000	—	—	—	941,735
Total interest-bearing liabilities	$6,261,892		$6,055,123	$204,134	$1,262	$741	$632	$6,210,718

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

	Estimated Net Interest Income Sensitivity (1)
	December 31, 2025			December 31, 2024
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)
+ 200 basis points	3.85%	5.71%	+ 200 basis points	4.66%	6.26%
- 200 basis points	-2.66%	-6.19%	- 200 basis points	-3.63%	-6.36%

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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. The EVE Ratio represents economic value of equity as a percentage of the discounted present value of all asset cash flows and derivative cash flows. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At December 31, 2025, the EVE profile indicates a decline in the EVE Ratio value due to instantaneous downward and upward changes in rates of 300 or 400 basis points, with either modest decreases or increases in the EVE Ratio under upward and downward rate shocks of 100 and 200 basis points. Compared to December 31, 2024, our EVE sensitivity to rising rates was modestly lower. Overall, our sensitivity of EVE to changes in interest rates is generally modest, with the exception of more meaningful decreases in the EVE Ratio if rates were to immediately decline by 300 or 400 basis points.

Economic Value of Equity Sensitivity

	December 31,
	2025	2024
400 bp decrease in interest rates	15.9%	15.7%
300 bp decrease in interest rates	16.6%	17.1%
200 bp decrease in interest rates	17.8%	17.9%
100 bp decrease in interest rates	18.6%	18.4%
Base	19.1%	19.0%
100 bp increase in interest rates	19.3%	19.2%
200 bp increase in interest rates	19.2%	19.6%
300 bp increase in interest rates	18.6%	19.8%
400 bp increase in interest rates	18.2%	20.0%

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
•
As of December 31, 2025, we had $305.0 million in Fed Funds lines of credit with other major U.S. banks. These lines of credit are available for overnight borrowings; and
•
At December 31, 2025, we had $500 million in borrowings with the FHLB. Our secured borrowing capacity with the FHLB and FRB totaled $6.08 billion, of which $5.58 billion was available as of December 31, 2025.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in the market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. We do not currently have futures, forwards, or option contracts. As a result of the phase out of LIBOR, our interest rate swap derivatives and the associated loans that were indexed to LIBOR, have been replaced with one month CME Term SOFR. All remaining financial instruments indexed to LIBOR have been transitioned to a replacement index, as of June 30, 2023. For further quantitative and qualitative disclosures about market risks in our portfolio, see “Asset/Liability and Market Risk- Interest Rate Sensitivity Management” included in Item 7 — Management’s Discussion and Analysis of Financial Condition and the Results of Operations presented elsewhere in this report. Our analysis of market risk and market-sensitive financial information contain forward-looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

As of December 31, 2025, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025 is effective. KPMG LLP, an independent registered public accounting firm, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2025.

2) Auditor attestation

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CVB Financial Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited CVB Financial Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
February 27, 2026

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

During the fiscal quarter ended December 31, 2025, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as each term is defined in Item 408(a) of Regulation S-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information as of December 31, 2025 relating to our equity compensation plans pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	645,557	(1) (2)	$20.12	(3)	3,715,125
Equity compensation plans not approved by security holders	—		—		—
Total	645,557		$20.12		3,715,125

(1)
Includes 237,857 performance-based restricted stock units and 407,700 shares issuable upon the exercise of outstanding stock options issued under the Company’s 2008 Equity Incentive Plan and 2018 Equity Incentive Plan. Refer to Note 15 for further information.
(2)
Assumes shares issued upon vesting of performance-based units vest at 100% of target number of units. Actual number of shares issued on vesting of performance units could be zero to 125% of the target number of units.
(3)
The weighted average exercise price includes all outstanding stock options and excludes restricted stock units and performance-based restricted stock units, which do not have an exercise price.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

(a)	(1)	All Financial Statements Reference is made to the Index to Financial Statements on page 83 for a list of financial statements filed as part of this Annual Report on Form 10-K.

	(2)	Financial Statement Schedules Reference is made to the Index to Financial Statements on page 83 for the listing of supplementary financial statement schedules required by this item.

	(3)	Exhibits The listing of exhibits required by this item is set forth in the Index to Exhibits on page 89 of this Annual Report on Form 10-K.

(b)	Exhibits See Index to Exhibits on Page 89 of this Form 10-K.

(c)	Financial Statement Schedules There are no financial statement schedules required by Regulation S-X that have been excluded from the annual report to shareholders.

ITEM 16. FORM 10-K SUMMARY

None

INDEX TO EXHIBITS

Exhibit No.
2.1	Agreement and Plan of Reorganization and Merger by and among CVB Financial Corp. and Heritage Commerce Corp., dated December 17, 2025 (1)
3.1	Articles of Incorporation of CVB Financial Corp., as amended (2)
3.2	Second Amended and Restated Bylaws of CVB Financial Corp. dated September 20, 2023 (3)
4.1	Form of CVB Financial Corp.’s Common Stock certificate (4)
4.2	Description of CVB Financial Corp. Common Stock (5)
10.1	CVB Financial Corp. 401(k) & Profit Sharing Plan, as amended†(6)
10.2	Form of Indemnification Agreement (7)
10.3(a)	CVB Financial Corp. 2008 Equity Incentive Plan†(8)
10.3(b)	CVB Financial Corp. Amendment No. 1 to the 2008 Equity Incentive Plan†(9)
10.3(c)	CVB Financial Corp. Amendment No. 2 to the 2008 Equity Incentive Plan†(10)
10.3(d)	CVB Financial Corp. Amendment No. 3 to the 2008 Equity Incentive Plan†(11)
10.3(e)	CVB Financial Corp. Amendment No. 4 to the 2008 Equity Incentive Plan†(12)
10.3(f)	CVB Financial Corp. Amendment No. 5 to the 2008 Equity Incentive Plan†(13)
10.3(g)	Form of Notice of Non-Qualified Stock Option Grant and Agreement pursuant to the 2008 Equity Incentive Plan†(14)
10.3(h)	Form of Notice of Grant and Restricted Stock Agreement pursuant to the 2008 Equity Incentive Plan†(15)
10.4(a)	CVB Financial Corp. 2018 Equity Incentive Plan†(16)
10.4(b)	Form of Stock Option Agreement under 2018 Equity Incentive Plan†(17)
10.4(c)	Form of Restricted Stock Agreement under 2018 Equity Incentive Plan†(18)
10.4(d)	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan†(19)
10.5(a)	The Executive Non Qualified Excess Plan(SM) Plan Document effective February 21, 2007†(20)
10.5(b)	CVB Financial Corp. Deferred Compensation Plan effective December 1, 2020†(21)
10.6	Form of Severance Compensation Agreement by and between Yamynn De Angelis, and Citizens Business Bank, effective February 1, 2022.† (22)
10.7	CVB Financial Corp. 2023 Executive Incentive Plan †(23)
10.8	Second Amended and Restated Employment Agreement by and among CVB Financial Corp. and Citizens Business Bank, on the one hand, and David A. Brager, on the other hand, dated July 1, 2024.†(24)
10.9

Form of Employment Agreement by and among CVB Financial Corp. and Citizens Business Bank, on the one hand, and each of E. Allen Nicholson, David F. Farnsworth, David C. Harvey, and Richard H. Wohl, respectively, on the other hand, effective July 2, 2024.†(25)

10.10	Offer Letter by and among the Company, Citizens and R. Clay Jones, dated December 17, 2025†(26)
19	CVB Financial Corp. Insider Trading Policy (27)
21	Subsidiaries of the Company *
23	Consent of KPMG LLP*
31.1	Certification of David A. Brager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of E. Allen Nicholson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of David A. Brager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of E. Allen Nicholson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97	Compensation Recoupment Policy*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or compensation plan.

‡ Except as noted below, Form 8-A12G, Form 8-K, Form 10-Q, Form 10-K and Form DEF 14A

identified in the exhibit index have SEC file number 001-10140.

(1)
Incorporated herein by reference to Exhibit 2.1 to our Form 8-K filed with the SEC on December 17, 2025.
(2)
Incorporated herein by reference to Exhibit 3.1 to our Form 10-Q filed with the SEC on August 9, 2010.
(3)
Incorporated herein by reference to Exhibit 3.1 to our Form 8-K filed with the SEC on September 21, 2023.
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
(19)
Incorporated herein by reference to Exhibit 10.4 to our Form 8-K filed with the SEC on May 24, 2018.
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
(26)
Incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on December 23, 2025.
(27)
Incorporated herein by reference to Exhibit 19 to our Annual Report on Form 10-K filed with the SEC on February 28, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2026.

CVB FINANCIAL CORP.

By:	/s/ DAVID A. BRAGER
David A. Brager
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HAL W. OSWALT	Chairman of the Board	February 27, 2026
Hal W. Oswalt

/s/ GEORGE A. BORBA, JR.	Vice Chairman	February 27, 2026
George A. Borba, Jr.

/s/ STEPHEN A. DEL GUERCIO	Director	February 27, 2026
Stephen A. Del Guercio

/s/ ANNA KAN	Director	February 27, 2026
Anna Kan

/s/ KIMBERLY SHEEHY	Director	February 27, 2026
Kimberly Sheehy

/s/ JANE OLVERA MAJORS	Director	February 27, 2026
Jane Olvera Majors

/s/ RAYMOND V. O’BRIEN III	Director	February 27, 2026
Raymond V. O’Brien III

/s/ TIM STEPHENS	Director	February 27, 2026
Tim Stephens

/s/ DAVID A. BRAGER	Director and Chief Executive Officer (Principal Executive Officer)	February 27, 2026
David A. Brager

/s/ E. ALLEN NICHOLSON	Chief Financial Officer (Principal Financial Officer )	February 27, 2026
E. Allen Nicholson

/s/ SHERYL P. LAYGO	Chief Accounting Officer (Principal Accounting Officer )	February 27, 2026
Sheryl P. Laygo

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

CVB Financial Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CVB Financial Corp. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for credit losses for loans evaluated on a collective basis using the Commercial Real Estate methodology

As discussed in Note 3 and Note 5 to the consolidated financial statements, the Company’s total allowance for credit losses as December 31, 2025, was $77.2 million, a substantial portion of which relates to the allowance for credit losses on loans evaluated on a collective basis using the commercial real estate methodology (commercial ACL). The commercial ACL includes the measure of expected credit losses on a collective basis by pooling those loans that share similar risk characteristics into segments. The commercial ACL methodology includes an estimation framework that uses loss experience of data sets of unique loans to derive lifetime loss rates at the pool level during the average life, inclusive of prepayments. The methodology to estimate the commercial ACL is largely driven by portfolio characteristics, including loss history, original loan-to-value ratios, and macroeconomic variables and the associated economic outlook. The commercial ACL incorporates a reasonable and supportable forecast of various macroeconomic variables over the remaining average life of the loan. The forecast incorporates an assumption that each macroeconomic variable will revert to a long-term expectation, starting in years 2-3, of the reasonable and supportable forecast period, with the reversion largely completed within the first five years of the forecast. The commercial ACL methodology incorporates unique macroeconomic variables based on risk drivers to the underlying portfolio. The Company reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

We identified the assessment of the December 31, 2025 commercial ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the commercial ACL methodology, including the method used to estimate lifetime loss rates and the key assumptions: portfolio segmentation, the economic forecast scenarios and their weightings and macroeconomic variables, and the length of the reasonable and supportable forecast period. The assessment also included the evaluation of the adjustments performed to align the life of loan loss rates with the current state of the portfolio. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

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

We also assessed the sufficiency of audit evidence obtained related to the December 31, 2025 commercial ACL by evaluating the:

•
cumulative results of the audit procedures
•
qualitative aspects of the Company’s accounting practices
•
potential bias in the accounting estimates

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Irvine, California

February 27, 2026

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,
	2025	2024
Assets
Cash and due from banks	$107,511	$153,875
Interest-earning balances due from Federal Reserve	268,878	50,823
Total cash and cash equivalents	376,389	204,698
Interest-earning balances due from depository institutions	13,064	480
Investment securities available-for-sale, at fair value (amortized cost of $2,982,228 at December 31, 2025, and $2,997,047 at December 31, 2024)	2,683,070	2,542,115
Investment securities held-to-maturity (fair value of $1,925,492 at December 31, 2025, and $1,954,345 at December 31, 2024)	2,270,391	2,379,668
Total investment securities	4,953,461	4,921,783
Investment in FHLB, FRB, and other stock	55,948	18,012
Loans and lease finance receivables	8,699,193	8,536,432
Allowance for credit losses	(77,161)	(80,122)
Net loans and lease finance receivables	8,622,032	8,456,310
Premises and equipment, net	26,505	27,543
Bank owned life insurance (“BOLI”)	325,299	316,248
Accrued interest receivable	46,723	45,716
Intangibles	5,774	9,967
Goodwill	765,822	765,822
Income tax asset	174,169	171,178
Other assets	265,868	215,898
Total assets	$15,631,054	$15,153,655

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$6,800,691	$7,037,096
Interest-bearing	5,271,291	4,911,285
Total deposits	12,071,982	11,948,381
Customer repurchase agreements	490,601	261,887
Federal Home Loan Bank advances and other borrowings	500,000	500,000
Deferred compensation	22,318	22,909
Accrued interest payable	4,770	5,047
Other liabilities	246,159	229,115
Total liabilities	13,335,830	12,967,339

Commitments and Contingencies (Note 12)
Stockholders' Equity
Common stock, authorized 225,000,000 shares without par; issued and outstanding 135,551,799 at December 31, 2025 and 139,690,086 at December 31, 2024	1,222,365	1,296,881
Retained earnings	1,300,513	1,201,499
Accumulated other comprehensive loss, net	(227,654)	(312,064)
Total stockholders' equity	2,295,224	2,186,316
Total liabilities and stockholders' equity	$15,631,054	$15,153,655

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Interest income:
Loans and leases, including fees	$446,156	$455,755	$448,295
Investment securities:
Investment securities available-for-sale	75,962	80,890	83,563
Investment securities held-to-maturity	51,368	53,151	54,750
Total investment income	127,330	134,041	138,313
Dividends from FHLB, FRB, and other stock	1,706	1,551	1,861
Interest-earning deposits with other institutions	18,109	38,765	17,861
Total interest income	593,301	630,112	606,330
Interest expense:
Deposits	101,294	105,483	51,535
Borrowings and customer repurchase agreements	30,317	76,709	66,805
Other	1,403	573	—
Total interest expense	133,014	182,765	118,340
Net interest income before (recapture of) provision for credit losses	460,287	447,347	487,990
(Recapture of) provision for credit losses	(3,500)	(3,000)	2,000
Net interest income after (recapture of) provision for credit losses	463,787	450,347	485,990
Noninterest income:
Service charges on deposit accounts	19,460	20,370	20,219
Trust and investment services	15,033	13,729	12,556
Bankcard services	2,707	1,652	1,627
BOLI income	11,467	12,420	12,751
Loss on sale of AFS investment securities	(10,970)	(28,317)	—
Gain on other real estate owned (“OREO”), net	2,296	—	—
Gain on sale leaseback transactions	—	25,900	—
Other	15,178	8,720	12,177
Total noninterest income	55,171	54,474	59,330
Noninterest expense:
Salaries and employee benefits	144,457	144,472	139,191
Occupancy and equipment	23,819	23,407	22,109
Professional services	9,248	10,482	9,082
Computer software expense	17,148	15,301	14,051
Marketing and promotion	6,882	7,307	6,756
Amortization of intangible assets	4,193	5,324	6,452
Provision for (recapture of) unfunded loan commitments	2,000	(1,250)	(500)
Acquisition related expenses	1,556	—	—
Other	27,962	28,540	32,745
Total noninterest expense	237,265	233,583	229,886
Earnings before income taxes	281,693	271,238	315,434
Income taxes	72,395	70,522	93,999
Net earnings	$209,298	$200,716	$221,435

Other comprehensive income:
Unrealized gain on securities and derivatives during the period, before tax	$122,094	$16,371	$44,306
Less: Income tax expense related to items of other comprehensive income	(37,684)	(4,866)	(13,079)
Other comprehensive income, net of tax	84,410	11,505	31,227
Comprehensive income	$293,708	$212,221	$252,662

Basic earnings per common share	$1.52	$1.44	$1.59
Diluted earnings per common share	$1.52	$1.44	$1.59

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2023	139,819	$1,300,466	$1,002,847	$(354,796)	$1,948,517
Repurchase of common stock	(928)	(21,216)	—	—	(21,216)
Exercise of stock options	12	210	—	—	210
Shares issued pursuant to stock-based compensation plan	442	9,439	—	—	9,439
Cash dividends declared on common stock ($0.80 per share)	—	—	(111,640)	—	(111,640)
Net earnings	—	—	221,435	—	221,435
Other comprehensive income	—	—	—	31,227	31,227
Balance, December 31, 2023	139,345	$1,288,899	$1,112,642	$(323,569)	$2,077,972
Repurchase of common stock	(150)	(2,817)	—	—	(2,817)
Exercise of stock options	32	565	—	—	565
Shares issued pursuant to stock-based compensation plan	463	10,234	—	—	10,234
Cash dividends declared on common stock ($0.80 per share)	—	—	(111,859)	—	(111,859)
Net earnings	—	—	200,716	—	200,716
Other comprehensive income	—	—	—	11,505	11,505
Balance, December 31, 2024	139,690	$1,296,881	$1,201,499	$(312,064)	$2,186,316
Repurchase of common stock	(4,321)	(81,116)	—	—	(81,116)
Exercise of stock options	23	383	—	—	383
Shares issued and compensation expense, pursuant to stock-based compensation plan, net of stock surrendered and cancelled	160	6,217	—	—	6,217
Cash dividends declared on common stock ($0.80 per share)	—	—	(110,284)	—	(110,284)
Net earnings	—	—	209,298	—	209,298
Other comprehensive income	—	—	—	84,410	84,410
Balance, December 31, 2025	135,552	$1,222,365	$1,300,513	$(227,654)	$2,295,224

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Interest and dividends received	$602,378	$644,086	$615,078
Service charges and other fees received	51,509	44,364	43,694
Interest paid	(133,292)	(200,412)	(95,505)
Net cash paid to vendors, employees and others	(266,107)	(184,398)	(197,739)
Income taxes paid	(33,077)	(53,875)	(69,896)
Net cash provided by operating activities	221,411	249,765	295,632
Cash Flows from Investing Activities
Net change in FHLB, FRB, and other stock	(37,936)	—	9,615
Net change in interest-earning balances from depository institutions	(12,584)	7,736	1,337
Proceeds from repayment of investment securities available-for-sale	310,182	311,630	374,490
Proceeds from maturity of investment securities available-for-sale	65,013	66,395	329
Proceeds from sales of available-for-sale securities	92,938	439,420	—
Purchases of investment securities available-for-sale	(483,561)	(419,190)	(46,415)
Proceeds from repayment and maturity of investment securities held-to-maturity	103,922	84,046	75,457
Purchases of investment securities held-to-maturity	(6,230)	(11,455)	(2,026)
Net (increase) decrease in equity investments	(106,764)	(23,785)	(13,594)
Net (increase) decrease in loan and lease finance receivables	(156,259)	352,744	180,332
Purchase of premises and equipment	(4,067)	(5,135)	(4,521)
Proceeds from sale-leaseback transactions	—	44,522	—
Proceeds from redemption of BOLI policies	—	—	67,768
Purchase of BOLI policies	—	—	(109,000)
Proceeds from BOLI death benefit	3,076	5,818	2,505
Proceeds from sales of OREO	21,959	—	—
Net cash (used in) provided by investing activities	(210,311)	852,746	536,276
Cash Flows from Financing Activities
Net increase (decrease) in other deposits	120,419	337,541	(1,504,372)
Net increase in time deposits	3,182	177,198	101,769
Net (decrease) increase in other borrowings	—	(1,570,000)	1,075,000
Net increase (decrease) in customer repurchase agreements	228,714	(9,755)	(293,789)
Cash dividends on common stock	(110,991)	(111,830)	(111,686)
Repurchase of common stock and restricted stock	(81,116)	(2,817)	(21,216)
Proceeds from exercise of stock options	383	565	210
Net cash provided by (used in) financing activities	160,591	(1,179,098)	(754,084)
Net increase (decrease) in cash and cash equivalents	171,691	(76,587)	77,824
Cash and cash equivalents, beginning of period	204,698	281,285	203,461
Cash and cash equivalents, end of period	$376,389	$204,698	$281,285

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$209,298	$200,716	$221,435
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of OREO	(2,490)	—	—
Write-down of BOLI	—	—	(4,465)
Increase in BOLI	(11,467)	(12,420)	(8,286)
Net amortization of premiums and discounts on investment securities	15,564	16,832	18,049
Loss on sale of AFS investment securities	10,970	28,317	—
Accretion of discount for acquired loans, net	(2,364)	(3,260)	(3,886)
(Recapture of) provision for credit losses	(3,500)	(3,000)	2,000
Provision for (recapture of) unfunded loan commitments	2,000	(1,250)	(500)
Valuation allowance on OREO	332	28	—
Gain on sale leaseback transactions	—	(25,900)	—
Stock-based compensation	6,217	10,234	9,439
Depreciation and amortization, net	14,781	15,368	18,169
Change in other assets and liabilities	(17,930)	24,100	43,677
Total adjustments	12,113	49,049	74,197
Net cash provided by operating activities	$221,411	$249,765	$295,632
Supplemental Disclosure of Non-cash Investing Activities
Securities matured and not settled	$—	$—	$15,000
Transfer of loans to other real estate owned	$661	$19,331	$—
Lease liabilities arising from obtaining right-of-use assets	$—	$26,908	$—

See accompanying notes to the consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2025

1. BUSINESS

The consolidated financial statements include CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we” “our” or the “Company”) and its wholly owned subsidiary, Citizens Business Bank, National Association, (the “Bank” or “CBB”), after elimination of all intercompany transactions and balances. The Company has one inactive subsidiary, Chino Valley Bancorp.

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located throughout California. As of December 31, 2025, the Bank operated 62 banking centers, one loan production office in Temecula, CA, and three trust office locations. The Company is headquartered in the city of Ontario, California.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses. Other significant estimates, which may be subject to change, include fair value determinations and disclosures, impairment of investments, goodwill, loans, as well as valuation of deferred tax assets.

Business Segments — We regularly assess our strategic plans, operations, reporting structures and financial information provided to the Chief Executive Officer, our chief operating decision maker (“CODM”), to identify our reportable segments. At December 31, 2025 and since September 30, 2018, we have operated as one reportable segment. Changes to our reportable segments are expected to be infrequent.

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

The Company's operating model is structured whereby banking divisions serve a similar base of primarily commercial clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms, and therefore operates one line of business that is collectively reviewed by the CODM. The CODM regularly assesses performance of the aggregated single reporting segment and decides how to allocate resources based on net income calculated on the same basis as net income reported in the Company's consolidated statements of earnings and comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company's consolidated statements of earnings and comprehensive income.

Cash and cash equivalents — Cash on hand, cash items in the process of collection, and amounts due from correspondent banks, the Federal Reserve Bank and interest-bearing balances due from depository institutions with initial terms of ninety days or less, are included in Cash and cash equivalents.

Investment Securities — Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as HTM. Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term. All other debt and equity securities are classified as AFS. HTM securities are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Trading securities are accounted for at fair value with the unrealized gains and losses being included in current earnings. AFS securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of stockholders’ equity in accumulated other comprehensive loss, net. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis is recorded on a trade date basis based on the amortized cost basis of the specific security and are included in noninterest income as net gain (loss) on sales of investment securities. Purchase premiums and discounts are recognized in interest income using the effective-yield method over the estimated terms of the securities. For mortgage-backed securities (“MBS”), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank of San Francisco (“FRB”) System.The Company’s investments in FHLB stock and FRB stock are carried at cost and periodically assessed for impairment. Both cash and stock dividends received on FHLB stock and FRB stock are reported as a component of total interest income in the Company's consolidated statements of earnings and comprehensive income.

In accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments — Credit Losses, AFS debt securities are measured at fair value and are subject to impairment testing. A security is impaired if the fair value of the security is less than its amortized cost basis. When an AFS debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize allowance for credit losses by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) non-credit related components of the fair value decline (if any). If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation allowance would be reduced, but not more than the amount of the current existing allowance for that security.

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

Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs and purchase price discounts and premiums are accreted or amortized to interest income over the loan term using the effective-yield method.

Nonaccrual, Past Due, Charge-Offs and Recoveries — Interest on loans and lease finance receivables, is credited to income based on the principal amounts of such loans or receivables outstanding. Loans are considered delinquent when principal or interest payments are past due 30 days or more and generally remain on accrual status between 30 and 89 days past due. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. In general, interest shall not accrue on any loan for which payment in full of principal and interest is not expected, or when the loan becomes 90 days past due, unless the loan is both well secured and in the process of collection. Factors considered in determining that the full collection of principal and interest is no longer probable include cash flow and liquidity of the borrower or property, the financial position of the guarantors and their willingness to support the loan as well as other factors, and this determination involves significant judgment. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against income and the accrual of interest income is discontinued. Subsequent collections of cash are applied as reductions to the principal balance unless the loan is returned to accrual status. Interest is not recognized using a cash-basis method. Nonaccrual loans may be restored to accrual status when principal and interest become current and when the borrower is able to demonstrate payment performance for a sustained period, typically for six months. A nonaccrual loan may return to accrual status sooner based on other significant events or mitigating circumstances. Interest income is not recognized on loans and lease finance receivables when collection of interest is deemed by management to be doubtful. Charge-offs are recognized in the period an obligation becomes uncollectible. When determining the amount of the charge-off, management considers all components of the loan’s amortized cost basis, excluding accrued interest receivable (as disclosed herein); however, the non-principal portion of charge-offs have been determined to be immaterial. This policy is consistently applied to all types of loans and lease finance receivables.

Charge-offs of unsecured consumer loans are recorded when the loan reaches 120 days past due or sooner as circumstances indicate.

Purchased Loans — When loans are purchased or acquired, an assessment is first performed to determine if such loans have experienced more than insignificant deterioration in credit quality since their origination and thus should be classified as purchased credit deteriorated (“PCD”) loans or otherwise classified as non-PCD loans. All purchased loans are initially measured and recorded at their fair value on the acquisition date. A component of the initial fair value measurement is an estimate of the credit losses over the life of the purchased loans. Any resulting discount or premium recorded on acquired loans is accreted or amortized into interest income over the remaining life of the loans using the interest method. Additionally, upon the purchase or acquisition of non-PCD loans, the Company measures and records an allowance for credit losses (“ACL”) based on the Company’s ACL methodology.

ASC 326 requires PCD assets to be recorded at their purchase price plus an allowance for credit losses estimated at the time of acquisition. Acquired PCD loans are initially recorded at fair value, with the resulting non-credit discount or premium being amortized or accreted into interest income using the interest method. The acquisition-date ACL for PCD loans will be allocated to the individual PCD loans (assuming it was originally determined on a collective basis). The sum of the purchase price of the loan (the acquisition date fair value for a loan acquired in a business combination) and the ACL becomes the loan’s new amortized cost basis. Subsequent to an acquisition, the ACL for PCD loans will generally follow the same estimation, provision and charge-off process as non-PCD acquired and originated loans. Additionally, the identification of modified loans to borrowers experiencing financial difficulty for acquired loans (PCD and non-PCD) will be consistent with the identification for originated loans.

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

A debtor is considered to be experiencing financial difficulty when there is significant doubt about the debtor’s ability to make required payments on the debt or to get equivalent financing from another creditor at a market rate for similar debt. The Company may modify the contractual terms of loans and leases to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. Modifications to borrowers in financial difficulty may include term extensions, interest rate reductions, principal or interest forgiveness, an other-than-insignificant payment delay, or any combination of these. Loans are assessed to determine whether the modification constitutes a new loan or a continuation of the existing loan. The Company closely monitors the performance of loans and leases that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans and leases with modifications to borrowers experiencing financial difficulty are subject to policies governing accrual/nonaccrual evaluation consistent with all other loans of the same product types. As such, modifications to borrowers may include loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances.

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

Provision and Allowance for Credit Losses — In accordance with ASC 326, our allowance for credit losses is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. This current expected credit losses (“CECL”) model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off balance sheet credit exposures. This includes, but is not limited to, loans, HTM securities, loan commitments, and financial guarantees. AFS debt securities are measured at fair value and are subject to impairment testing. This ASU for AFS debt securities requires an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. When an AFS debt security is considered impaired, and the Company determines that the decline in fair value has resulted from a credit-related loss (as described previously under Investment Securities), then an allowance for credit losses will be recognized by a charge to earnings for the credit-related component of the decline in fair value. As a result, we will recognize improvements to estimated credit losses immediately in earnings. As a policy election, we exclude the accrued interest receivable balance from the amortized cost basis of financing receivables and HTM securities, as well as AFS securities, and disclose total accrued interest receivable separately on the consolidated balance sheet. If accrued interest is not received, it is reversed against interest income.

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

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheets. Based on the Company’s annual impairment test, there was no recorded impairment as of December 31, 2025.

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

Bank Owned Life Insurance — The Company invests in BOLI that involves the purchasing of life insurance by the Company on a select group of employees. The Company is the owner and primary beneficiary of these policies. BOLI is recorded as an asset at the cash surrender value. Changes in the cash value of these policies, as well as insurance proceeds received, are recorded in other noninterest income and are not subject to income tax for as long as they are held for the life of the covered employee.

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

Operating Leases — At December 31, 2025, the Company only had operating leases for our leased facilities, which are used primarily for the banking operations of the Company. All leases in the current portfolio have been classified as operating leases, although this may change in the future. Operating leases with a term of more than one year are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Company’s consolidated balance sheets. The Company made a policy election to apply the short-term lease exemption to any operating leases with an original term of less than 12 months, therefore no ROU asset or lease liability is recorded for these operating leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration.

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

Stock-Based Compensation — The Company issues stock-based compensation instruments consisting of incentive stock options (“ISOs”), time-based restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”). Compensation expense related to ISOs and RSAs is based on the fair value of the underlying stock on the award date and is recognized over the required service period using the straight-line method. Forfeitures of stock-based awards are recognized when they occur.

The fair value of each ISO grant is estimated as of the grant date using the Black-Scholes option-pricing model. Management assumptions used at the time of grant impact the fair value of the option calculated under the Black-Scholes option-pricing model, and ultimately, the expense that will be recognized over the life of the option.

The grant date fair value of RSA, RSU and PRSU awards is the market price of the Company's common stock at the date of grant. Compensation expense related to PRSUs is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. PRSU expense may vary during the performance period based upon changes in management's estimate of the number of shares that may ultimately vest.

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

Other Contingencies — In the ordinary course of business, the Company becomes involved in litigation. Based upon the Company’s internal records and discussions with legal counsel, the Company records accruals as appropriate, for estimates of the probable outcome of all cases brought against the Company. Except as discussed in Note 12 — Commitments and Contingencies at December 31, 2025, the Company does not have any material litigation accruals and is not aware of any material pending legal action or complaints asserted against the Company.

Adoption of New Accounting Standards

In December 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU enhances annual income tax disclosures to address investor requests for more detailed information about tax risks and improved transparency of income tax disclosures. The two primary enhancements disaggregate existing income tax disclosures related to the effective tax rate reconciliation and information on income taxes paid disaggregated by jurisdiction. The Company adopted this ASU effective January 1, 2025 with refined disclosure included in this Form 10-K. See Note 9 Income Taxes below. As the amendments in this update relate entirely to disclosure requirements, adoption of this guidance did not have an impact on the Company's financial position or results of operations.

Recently Issued Accounting Standards Not Yet Adopted

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

ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date

In January 2025, the FASB issued ASU 2025-01, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual periods after December 15, 2026, and interim periods in fiscal years beginning after December 15, 2027.

See ASU 2024-03

ASU 2025-06, Intangibles - Goodwill and Other Internal-Use Software (subtopic 350-40)

In September 2025, the FASB issued ASU 2025-06, which provides targeted improvements to the accounting for internal-use software, including revising the cost capitalization threshold.

This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2027. Early adoption is permitted .

		December 31, 2027	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)

In September 2025, the FASB issued ASU 2025-07, which establishes accounting requirements for contracts that meet the characteristics-based definition of a derivative and are not otherwise excluded from the Topic's scope.

This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2026. Early adoption is permitted.

		December 31, 2027	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Standard	Description	Adoption Timing	Impact on Financial Statements
ASU 2025-08, Financial Instruments — Credit Losses (Topic 326): Purchased Loans

In November 2025, the FASB issued ASU 2025-09, which expands the use of the gross-up approach in Accounting Standards Codification (ASC) 326, Credit Losses, to all “purchased seasoned loans.” The ASU defines purchased seasoned loans as loans that are not purchased credit deteriorated (“PCD”) financial assets. All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans.

This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2026. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued.

June 30, 2026

The Company expects to early adopt ASU 2025‑08 in 2026. The adoption of this standard is expected to affect the accounting for the pending merger with Heritage and will result in corresponding impacts to the Company’s consolidated financial statements. The Company is currently evaluating the full effect of the new guidance.

ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements

In November 2025, the FASB issued ASU 2025-09, which amends certain aspects of hedge accounting guidance to better align with an entitiy's risk management activities and reflect those strategies in the financial statements.

This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2026. Early adoption is permitted.

		December 31, 2027	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements

In December 2025, the FASB issued ASU 2025-11, which clarifies interim disclosure requirements and creates a comprehensive list of interim disclosures required under U.S. GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end.

This ASU is effective for interim reporting periods within annual reporting periods beginning after 15 December 2027. Early adoption is permitted.

		March 31, 2028	The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

4. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below. Fair value is based on quoted prices for similar assets in active markets or quoted prices for identical assets in markets that are not active. Estimated fair values were obtained from an independent pricing service based upon market quotes.

	December 31, 2025
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$35,348	$17	$(81)	$35,284	1.32%
Mortgage-backed securities	2,089,155	2,199	(203,700)	1,887,654	70.35%
CMO/REMIC	800,896	2,314	(108,060)	695,150	25.91%
Municipal bonds	21,787	27	(524)	21,290	0.79%
Collateralized loan obligations	42,000	—	—	42,000	1.57%
Other securities	1,692	—	—	1,692	0.06%
Unallocated portfolio layer fair value basis adjustments (1)	(8,650)	8,650	—	—	0.00%
Total available-for-sale securities	$2,982,228	$13,207	$(312,365)	$2,683,070	100.00%
Investment securities held-to-maturity:
Government agency/GSE	$498,513	$—	$(82,741)	$415,772	21.96%
Mortgage-backed securities	557,860	25	(84,512)	473,373	24.57%
CMO/REMIC	751,639	—	(152,417)	599,222	33.10%
Municipal bonds	444,694	1,572	(26,826)	419,440	19.59%
Other securities (2)	17,685	—	—	17,685	0.78%
Total held-to-maturity securities	$2,270,391	$1,597	$(346,496)	$1,925,492	100.00%

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

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$75,382	$80,226	$82,889
Tax-advantaged	580	664	674
Total interest income from available-for-sale securities	75,962	80,890	83,563
Investment securities held-to-maturity:
Taxable	42,031	43,574	44,990
Tax-advantaged	9,337	9,577	9,760
Total interest income from held-to-maturity securities	51,368	53,151	54,750
Total interest income from investment securities	$127,330	$134,041	$138,313

Approximately 90% of the total investment securities portfolio at December 31, 2025 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA or better general-obligation municipal bonds. The allowance for credit losses for held-to-maturity investment securities under the CECL model was zero at December 31, 2025 and December 31, 2024.

The following table presents the Company’s available-for-sale and held-to-maturity investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2025 and December 31, 2024.

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$5,919	$(81)	$—	$—	$5,919	$(81)
Mortgage-backed securities	32,579	(71)	1,586,803	(203,629)	1,619,382	(203,700)
CMO/REMIC	—	—	344,865	(108,060)	344,865	(108,060)
Municipal bonds	—	—	17,600	(524)	17,600	(524)
Total available-for-sale securities	$38,498	$(152)	$1,949,268	$(312,213)	$1,987,766	$(312,365)
Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$415,772	$(82,741)	$415,772	$(82,741)
Mortgage-backed securities	—	—	455,255	(84,512)	455,255	(84,512)
CMO/REMIC	—	—	599,222	(152,417)	599,222	(152,417)
Municipal bonds	3,690	(11)	321,723	(26,815)	325,413	(26,826)
Total held-to-maturity securities	$3,690	$(11)	$1,791,972	$(346,485)	$1,795,662	$(346,496)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$204,428	$(700)	$1,757,066	$(325,677)	$1,961,494	$(326,377)
CMO/REMIC	1	—	351,521	(120,399)	351,522	(120,399)
Municipal bonds	3,215	(155)	16,262	(1,250)	19,477	(1,405)
Total available-for-sale securities	$207,644	$(855)	$2,124,849	$(447,326)	$2,332,493	$(448,181)
Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$408,257	$(106,315)	$408,257	$(106,315)
Mortgage-backed securities	2,072	(42)	502,292	(109,978)	504,364	(110,020)
CMO/REMIC	—	—	613,937	(170,121)	613,937	(170,121)
Municipal bonds	63,668	(1,067)	286,868	(38,958)	350,536	(40,025)
Total held-to-maturity securities	$65,740	$(1,109)	$1,811,354	$(425,372)	$1,877,094	$(426,481)

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

MBS and CMO/REMIC — Most of the Company’s mortgage-backed and CMO/REMIC securities are issued by Government Agencies or Government-Sponsored Enterprises such as Ginnie Mae, Fannie Mae and Freddie Mac. These securities are collateralized or backed by the underlying residential or commercial mortgages. All mortgage-backed securities are considered to be rated investment grade with a weighted average life of approximately 6.5 years. Of the total MBS/CMO, 100% have the implied guarantee of U.S. Government-Sponsored Agencies and Enterprises. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the bonds. There were no credit-related impairments for the year ended December 31, 2025 and 2024.

Municipal Bonds — The majority of the Company’s municipal bonds, with maturities of approximately 12.0 years, represented approximately 9.7% of the total investment portfolio and are predominately AA or higher rated securities. The Company diversifies its holdings by owning selections of securities from different issuers and by holding securities from geographically diversified municipal issuers, thus reducing the Company’s exposure to any single adverse event. The decline in fair value is primarily due to the changes in interest rates. There were no credit-related impairments for the years ended December 31, 2025 and December 31, 2024.

Collateralized Loan Obligations (“CLO”) - The Company’s CLO portfolio consists of highly rated senior tranches backed by pool of loans, consisting of broadly syndicated corporate loans. These are variable rate securities that have an investment grade of AAA and carry sufficient credit enhancement. There were no credit-related impairment for the year ended December 31, 2025.

At December 31, 2025, investment securities with carrying values of $2.74 billion were pledged to secure various types of deposits. In addition, investment securities with carrying values of $2.0 billion were pledged to secure $548.6 million for repurchase agreements, $1.35 billion for unused borrowing capacity and approximately $57.0 million for other purposes as required or permitted by law.

At December 31, 2024, investment securities with carrying values of $2.79 billion were pledged to secure various types of deposits. In addition, investment securities with carrying values of $2.0 billion were pledged to secure $314.7 million for repurchase agreements, $1.63 billion for unused borrowing capacity and approximately $57.2 million for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at December 31, 2025, by contractual maturity, are shown in the table below. Although mortgage-backed and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 25 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	December 31, 2025
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$41,192	$39,573	$7,935	$7,913
Due after one year through five years	134,811	132,891	89,113	85,268
Due after five years through ten years	1,631,521	1,441,183	284,798	258,077
Due after ten years	1,174,704	1,069,423	1,888,545	1,574,234
Total investment securities	$2,982,228	$2,683,070	$2,270,391	$1,925,492

The Bank is a member of the FHLB and members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors. FHLB stock is carried at cost and is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2025.

At December 31, 2025, investment securities with carrying values of $2.74 billion were pledged to secure various types of deposits, including $942.0 million of public funds, $548.6 million for repurchase agreements and $57.0 million for other purposes as required or permitted by law. In addition, investment securities with carrying values of $1.35 billion were pledged for unused borrowing capacity.

5. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table provides a summary of total loans and lease finance receivables by type.

	December 31,
	2025	2024
	(Dollars in thousands)
Commercial real estate	$6,574,395	$6,507,452
Construction	37,812	16,082
SBA	282,371	273,013
SBA - Paycheck Protection Program (PPP)	30	774
Commercial and industrial	973,631	925,178
Dairy & livestock and agribusiness	431,577	419,904
Municipal lease finance receivables	59,542	66,114
SFR mortgage	281,766	269,172
Consumer and other loans	58,069	58,743
Total loans, at amortized cost	8,699,193	8,536,432
Less: Allowance for credit losses	(77,161)	(80,122)
Total loans and lease finance receivables, net	$8,622,032	$8,456,310

As of December 31, 2025, 79.25% of the Company’s total gross loan portfolio consisted of real estate loans, with commercial real estate loans representing 75.60% of total loans. As of December 31, 2024, 79.57% of the Company’s total gross loan portfolio consisted of real estate loans, with commercial real estate loans representing 76.23% of total loans. Substantially all of the Company’s real estate loans and construction loans are secured by real properties located in California. As of December 31, 2025, $424.5 million, or 6.46% of the total commercial real estate loans included loans secured by farmland, compared to $449.8 million, or 6.91%, at December 31, 2024. The loans secured by farmland included $119.0 million for loans secured by dairy & livestock land and $305.5 million for loans secured by agricultural land at December 31, 2025, compared to $109.1 million for loans secured by dairy & livestock land and $340.7 million for loans secured by agricultural land at December 31, 2024. As of December 31, 2025, dairy & livestock and agribusiness loans of $431.6 million were comprised of $386.1 million for dairy & livestock loans and $45.5 million for agribusiness loans, compared to $385.3 million of dairy & livestock loans and $34.6 million for agribusiness loans at December 31, 2024.

At December 31, 2025 and 2024, loans totaling $6.47 billion and $4.44 billion, respectively, were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of December 31, 2025 and 2024.

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

The following table summarizes loans by type and origination year, according to our internal risk ratings as of the dates presented.

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2025	2025	2024	2023	2022	2021	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$595,637	$304,734	$378,718	$1,143,941	$962,666	$2,631,270	$251,597	$34,757	$6,303,320
Special Mention	3,604	12,317	8,364	45,946	34,806	121,473	8,548	8,751	243,809
Substandard	1,456	—	3,327	7,266	4,578	10,108	531	—	27,266
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$600,697	$317,051	$390,409	$1,197,153	$1,002,050	$2,762,851	$260,676	$43,508	$6,574,395
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction loans:
Risk Rating:
Pass	$15,742	$11,829	$—	$10,241	$—	$—	$—	$—	$37,812
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$15,742	$11,829	$—	$10,241	$—	$—	$—	$—	$37,812
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$48,707	$25,775	$12,077	$44,550	$45,027	$100,201	$—	$—	$276,337
Special Mention	—	—	—	—	—	391	—	—	391
Substandard	—	—	—	1,537	13	4,093	—	—	5,643
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$48,707	$25,775	$12,077	$46,087	$45,040	$104,685	$—	$—	$282,371
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$118	$—	$—	$118

SBA - PPP loans:
Risk Rating:
Pass	$—	$—	$—	$—	$30	$—	$—	$—	$30
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$—	$—	$—	$30	$—	$—	$—	$30
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans:
Risk Rating:
Pass	$133,937	$73,869	$85,504	$73,264	$50,997	$143,690	$358,873	$9,880	$930,014
Special Mention	83	62	1,635	4,497	951	359	20,756	2,931	31,274
Substandard	2,900	—	1,399	641	138	2,561	990	3,714	12,343
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$136,920	$73,931	$88,538	$78,402	$52,086	$146,610	$380,619	$16,525	$973,631
Current YTD Period: Gross charge-offs	$—	$—	$392	$—	$—	$—	$—	$127	$519

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2025	2025	2024	2023	2022	2021	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$3	$211	$—	$—	$507	$610	$411,447	$56	$412,834
Special Mention	—	376	—	—	—	82	11,435	—	11,893
Substandard	—	—	—	—	—	—	6,850	—	6,850
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$3	$587	$—	$—	$507	$692	$429,732	$56	$431,577
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$570	$2,699	$—	$4,479	$23,701	$28,093	$—	$—	$59,542
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$570	$2,699	$—	$4,479	$23,701	$28,093	$—	$—	$59,542
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$36,561	$16,445	$16,766	$57,988	$38,394	$114,687	$—	$—	$280,841
Special Mention	—	—	—	—	—	370	—	252	622
Substandard	—	—	—	—	—	303	—	—	303
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$36,561	$16,445	$16,766	$57,988	$38,394	$115,360	$—	$252	$281,766
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$3,037	$4,497	$1,792	$504	$659	$426	$42,860	$3,588	$57,363
Special Mention	—	—	—	—	19	—	391	—	410
Substandard	—	—	—	—	—	—	—	296	296
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$3,037	$4,497	$1,792	$504	$678	$426	$43,251	$3,884	$58,069
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$5	$—	$5

Total Loans, at amortized cost:
Risk Rating:
Pass	$834,194	$440,059	$494,857	$1,334,967	$1,121,981	$3,018,977	$1,064,777	$48,281	$8,358,093
Special Mention	3,687	12,755	9,999	50,443	35,776	122,675	41,130	11,934	288,399
Substandard	4,356	—	4,726	9,444	4,729	17,065	8,371	4,010	52,701
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$842,237	$452,814	$509,582	$1,394,854	$1,162,486	$3,158,717	$1,114,278	$64,225	$8,699,193
Current YTD Period: Gross charge-offs	$—	$—	$392	$—	$—	$118	$5	$127	$642

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$307,984	$419,547	$1,216,126	$1,066,694	$828,493	$2,170,119	$197,991	$37,704	$6,244,658
Special Mention	1,075	4,910	36,505	21,478	17,056	104,201	3,937	1,287	190,449
Substandard	1,176	244	6,775	9,057	15,138	34,259	5,696	—	72,345
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$310,235	$424,701	$1,259,406	$1,097,229	$860,687	$2,308,579	$207,624	$38,991	$6,507,452
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$2,258	$—	$—	$2,258

Construction loans:
Risk Rating:
Pass	$7,717	$315	$8,050	$—	$—	$—	$—	$—	$16,082
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$7,717	$315	$8,050	$—	$—	$—	$—	$—	$16,082
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$33,531	$16,064	$46,393	$47,810	$23,733	$92,012	$—	$—	$259,543
Special Mention	—	—	—	1,337	4,716	1,830	—	—	7,883
Substandard	—	—	1,581	—	—	4,006	—	—	5,587
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$33,531	$16,064	$47,974	$49,147	$28,449	$97,848	$—	$—	$273,013
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$165	$—	$—	$165

SBA - PPP loans:
Risk Rating:
Pass	$—	$—	$—	$254	$520	$—	$—	$—	$774
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA - PPP loans:	$—	$—	$—	$254	$520	$—	$—	$—	$774
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans:
Risk Rating:
Pass	$100,465	$100,242	$111,982	$67,706	$69,084	$118,069	$318,147	$6,213	$891,908
Special Mention	819	2,213	1,026	2,169	421	4,175	8,136	4,830	23,789
Substandard	—	3,029	523	11	—	—	1,997	3,921	9,481
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$101,284	$105,484	$113,531	$69,886	$69,505	$122,244	$328,280	$14,964	$925,178
Current YTD Period: Gross charge-offs	$—	$—	$300	$—	$—	$1,186	$—	$495	$1,981

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$812	$—	$—	$596	$786	$141	$327,850	$13	$330,198
Special Mention	2,901	—	—	—	—	—	84,295	1,650	88,846
Substandard	—	—	—	—	—	60	—	800	860
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$3,713	$—	$—	$596	$786	$201	$412,145	$2,463	$419,904
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$2,540	$—	$5,111	$24,715	$5,140	$28,510	$—	$—	$66,016
Special Mention	—	—	—	—	—	98	—	—	98
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$2,540	$—	$5,111	$24,715	$5,140	$28,608	$—	$—	$66,114
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$20,261	$21,055	$59,763	$41,156	$38,730	$85,637	$—	$—	$266,602
Special Mention	—	—	—	—	896	411	—	284	1,591
Substandard	—	—	—	—	—	979	—	—	979
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$20,261	$21,055	$59,763	$41,156	$39,626	$87,027	$—	$284	$269,172
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$7,242	$3,043	$1,521	$1,850	$142	$624	$42,035	$1,855	$58,312
Special Mention	—	—	—	130	—	—	4	—	134
Substandard	—	—	—	—	—	—	—	297	297
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$7,242	$3,043	$1,521	$1,980	$142	$624	$42,039	$2,152	$58,743
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$1	$3	$4

Total Loans, at amortized cost:
Risk Rating:
Pass	$480,552	$560,266	$1,448,946	$1,250,781	$966,628	$2,495,112	$886,023	$45,785	$8,134,093
Special Mention	4,795	7,123	37,531	25,114	23,089	110,715	96,372	8,051	312,790
Substandard	1,176	3,273	8,879	9,068	15,138	39,304	7,693	5,018	89,549
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$486,523	$570,662	$1,495,356	$1,284,963	$1,004,855	$2,645,131	$990,088	$58,854	$8,536,432
Current YTD Period: Gross charge-offs	$—	$—	$300	$—	$—	$3,609	$1	$498	$4,408

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

The ACL totaled $77.2 million as of December 31, 2025, compared to $80.1 million as of December 31, 2024. The $2.9 million decrease is comprised of a $3.5 million recapture of credit losses and $539,000 in net recoveries. At December 31, 2025, the ACL as a percentage of total loans and leases, at amortized cost was 0.89% of total loans. This compares to 0.94% at December 31, 2024. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast, as well as upside and downside forecasts. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with both upside and downside risks weighted among multiple forecasts. The resulting economic forecast reflects slower GDP growth of less than 2% for 2026 though 2028. Commercial Real Estate values are forecasted to continue their decline in 2026, with values starting grow in 2027 and valuations continuing to grow in 2028. Unemployment is forecasted to exceed 5% from mid 2026 until 2028.

Management believes that the ACL was appropriate at December 31, 2025 and 2024. Due to inflationary pressures, changing interest rates, lower commercial real estate values, international tariffs, and geopolitical events, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not result in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Year Ended December 31, 2025
	Ending Balance December 31, 2024	Charge-offs	Recoveries	(Recapture of) provision for Credit Losses	Ending Balance December 31, 2025
	(Dollars in thousands)
Commercial real estate	$66,237	$—	$—	$(4,576)	$61,661
Construction	312	—	171	110	593
SBA	2,629	(118)	66	143	2,720
Commercial and industrial	6,093	(519)	944	1,920	8,438
Dairy & livestock and agribusiness	3,610	—	—	(1,124)	2,486
Municipal lease finance receivables	205	—	—	46	251
SFR mortgage	424	—	—	18	442
Consumer and other loans	612	(5)	—	(37)	570
Total allowance for credit losses	$80,122	$(642)	$1,181	$(3,500)	$77,161

	Year Ended December 31, 2024
	Ending Balance December 31, 2023	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance December 31, 2024
	(Dollars in thousands)
Commercial real estate	$69,466	$(2,258)	$68	$(1,039)	$66,237
Construction	1,277	—	67	(1,032)	312
SBA	2,679	(165)	128	(13)	2,629
Commercial and industrial	9,116	(1,981)	424	(1,466)	6,093
Dairy & livestock and agribusiness	3,098	—	—	512	3,610
Municipal lease finance receivables	210	—	—	(5)	205
SFR mortgage	535	—	—	(111)	424
Consumer and other loans	461	(4)	1	154	612
Total allowance for credit losses	$86,842	$(4,408)	$688	$(3,000)	$80,122

	Year Ended December 31, 2023
	Ending Balance December 31, 2022	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance December 31, 2023
	(Dollars in thousands)
Commercial real estate	$64,806	$—	$—	$4,660	$69,466
Construction	1,702	—	12	(437)	1,277
SBA	2,809	(288)	73	85	2,679
Commercial and industrial	10,206	(109)	14	(995)	9,116
Dairy & livestock and agribusiness	4,400	—	31	(1,333)	3,098
Municipal lease finance receivables	296	—	—	(86)	210
SFR mortgage	366	—	—	169	535
Consumer and other loans	532	(8)	—	(63)	461
Total allowance for credit losses	$85,117	$(405)	$130	$2,000	$86,842

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

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$2,887	$—	$43	$2,930	$2,330,311	$2,333,241
Non-owner occupied	—	—	4,143	4,143	4,237,011	4,241,154
Construction
Speculative (1)	—	—	—	—	12,151	12,151
Non-speculative	—	—	—	—	25,661	25,661
SBA	30	—	21	51	282,320	282,371
SBA - PPP	—	—	—	—	30	30
Commercial and industrial	261	—	478	739	972,892	973,631
Dairy & livestock and agribusiness	—	—	—	—	431,577	431,577
Municipal lease finance receivables	—	—	—	—	59,542	59,542
SFR mortgage	—	—	—	—	281,766	281,766
Consumer and other loans	—	—	—	—	58,069	58,069
Total gross loans	$3,178	$—	$4,685	$7,863	$8,691,330	$8,699,193

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$—	$—	$196	$196	$2,329,380	$2,329,576
Non-owner occupied	—	—	24,430	24,430	4,153,446	4,177,876
Construction
Speculative (1)	—	—	—	—	8,091	8,091
Non-speculative	—	—	—	—	7,991	7,991
SBA	—	190	1,427	1,617	271,396	273,013
SBA - PPP	—	—	—	—	774	774
Commercial and industrial	399	—	140	539	924,639	925,178
Dairy & livestock and agribusiness	—	—	60	60	419,844	419,904
Municipal lease finance receivables	—	—	—	—	66,114	66,114
SFR mortgage	—	—	—	—	269,172	269,172
Consumer and other loans	—	—	—	—	58,743	58,743
Total gross loans	$399	$190	$26,253	$26,842	$8,509,590	$8,536,432

(1) Speculative construction loans are generally for properties where there is no identified buyer or renter.

Amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance are presented as of December 31, 2025 and December 31, 2024 by type of loan.

	December 31, 2025
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1) (2)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$43	$43	$—
Non-owner occupied	4,143	4,143	—
SBA	21	21	—
Commercial and industrial	478	478	—
Total loans	$4,685	$4,685	$—

(1)
As of December 31, 2025, $4.7 million were 90+ days past due.
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

	December 31, 2025			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$4,143	$—	$—	1
SBA	21	—	—	1
Commercial and industrial	—	477	—	3
Total collateral-dependent loans	$4,164	$477	$—	5

	December 31, 2024			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$25,866	$—	$—	6
SBA	1,529	—	—	5
Commercial and industrial	11	327	—	3
Dairy & livestock and agribusiness	60	—	—	1
Total collateral-dependent loans	$27,466	$327	$—	15

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. The Bank's ACL methodology produced an allowance of $8.3 million for the off-balance sheet credit exposures as of December 31, 2025. There was $2.0 million in provision for unfunded loan commitments for the year ended December 31, 2025 and $1.25 million in recapture of for the year ended December 31, 2024. As of December 31, 2025 and December 31, 2024 the balance in this reserve was $8.3 million and $6.3 million, respectively, and was included in other liabilities.

Modifications of Loans to Borrowers Experiencing Financial Difficulty

The Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures effective January 1,2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

The tables below reflects the loans by type made to borrowers experiencing financial difficulty that were modified as of December 31, 2025, 2024, and 2023.

	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
December 31, 2025
Term Extension
Commercial real estate loans	$7,755	0.09%	Added a weighted-average 1.9 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	7,692	0.09%	Added a weighted-average 1.4 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Total	$15,447

Term Extension and Interest Rate Reduction
Commercial real estate loans	$672	0.01%	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10.00% to 7.25%.
Commercial and industrial	783	0.01%	Added a weighted-average 1.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 8.50% to 7.75%.
Total	1,455
Total Modified	$16,902

	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
December 31, 2024
Term Extension
Commercial real estate loans	$2,180	0.03%	Added a weighted-average 1.7 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	2,804	0.03%	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	800	0.01%	Added a weighted-average 0.9 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Total	$5,784

Term Extension and Interest Rate Reduction
Commercial real estate loans	$683	0.01%	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10.00% to 7.25%.
Total	683
Total Modified	$6,467

	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
December 31, 2023
Term Extension
Commercial real estate loans	$2,550	0.03%	Added a weighted-average 1.0 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	1,305	0.01%	Added a weighted-average 0.3 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	4,639	0.05%	Added a weighted-average 0.5 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Total	$8,494

Term Extension and Interest Rate Reduction
Commercial real estate loans	$688	0.01%	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10.00% to 7.25%.
Commercial and industrial	278	0.00%	Added a weighted-average 2.0 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10.00% to 7.75%.
Total	966
Total Modified	$9,460

During the year ended December 31, 2025, a commercial real estate loan of $43,000 experienced a subsequent default within twelve months of the modification date. During the years ended December 31, 2024 and 2023, the Company did not have any modified loans that subsequently defaulted within twelve months of the modification date. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the amortized cost basis of modified loans that, within twelve months of the modification date, experienced a subsequent default during the periods presented.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
December 31, 2025
Commercial real estate loans	$8,384	$—	$43
Commercial and industrial	8,475	—	—
Total	$16,859	$—	$43

December 31, 2024
Commercial real estate loans	$2,863	$—	$—
Commercial and industrial	2,804	—	—
Dairy & livestock and agribusiness	800	—	—
Total	$6,467	$—	$—

December 31, 2023
Commercial real estate loans	$3,238	$—	$—
Commercial and industrial	1,583	—	—
Dairy & livestock and agribusiness	4,639	—	—
Total	$9,460	$—	$—

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill for the periods presented.

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Balance, beginning of period	$765,822	$765,822
Additions due to acquisitions	—	—
Balance, end of period	$765,822	$765,822

Impairment exists when a reporting unit's carrying value exceeds its fair value. At December 31, 2025, the Company performed a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

The following summarizes changes in CDI and the related accumulated amortization for the periods presented.

	Year Ended December 31,
	2025			2024
	Gross CDI	Accumulated	Net CDI	Gross CDI	Accumulated	Net CDI
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)
Balance of intangible assets, beginning of period	$97,211	$(87,245)	$9,967	$97,211	$(81,921)	$15,291
Amortization	—	(4,193)	(4,193)	—	(5,324)	(5,324)
Balance of intangible assets, end of period	$97,211	$(91,438)	$5,774	$97,211	$(87,245)	$9,967

The following table reflects the estimated amortization expense for the periods presented, as of December 31, 2025.

December 31, 2025
Year:	(Dollars in thousands)
2026	$2,823
2027	1,397
2028	547
2029	356
2030	334
Thereafter	317
Total	$5,774

At December 31, 2025 the weighted average remaining life of intangible assets is approximately 1.60 years.

7. PREMISES AND EQUIPMENT

Premises and equipment were comprised of the following as of the dates presented.

	December 31,
	2025	2024
	(Dollars in thousands)
Land	$8,144	$8,136
Bank premises	48,058	48,950
Furniture and equipment	22,011	28,103
Premises and equipment, gross	78,213	85,189
Accumulated depreciation and amortization	(51,708)	(57,646)
Premises and equipment, net	$26,505	$27,543

Total depreciation and amortization expense was approximately $4.7 million, $5.9 million and $6.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

8. OTHER ASSETS

Other assets were comprised of the following as of the dates presented.

	December 31,
	2025	2024
	(Dollars in thousands)
Prepaid expenses	$12,510	$13,073
Interest rate swaps	261	8,086
ROU assets	43,786	47,117
Affordable housing investments	100,976	56,547
Other investments	91,858	56,735
OREO	163	19,303
Other assets	16,314	15,037
Total	$265,868	$215,898

9. INCOME TAXES

The current and deferred amounts of income tax expense consist of the following.

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Current provision:
Federal	$48,847	$41,558	$63,257
State	25,343	24,798	35,077
	74,190	66,356	98,334
Deferred provision:
Federal	(3,012)	3,461	(2,913)
State	1,217	705	(1,422)
	(1,795)	4,166	(4,335)
Total	$72,395	$70,522	$93,999

Income tax asset consists of the following.

	December 31,
	2025	2024
	(Dollars in thousands)
Current:
Federal	$43,369	$3,469
State	(489)	698
	42,880	4,167
Deferred:
Federal	86,187	106,102
State	45,102	60,909
	131,289	167,011
Total	$174,169	$171,178

The cash paid for income taxes (net of refunds) during the year was as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Federal	$7,700	$27,824	$37,307
State and Local
California	25,212	25,897	32,589
Other	58	93	13
Total	$32,970	$53,814	$69,909

Cash paid for transferred tax credits:
Federal	22,332	9,879	—

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. The components of the net deferred tax asset are as follows.

	December 31,
	2025	2024
	(Dollars in thousands)
Deferred tax assets:
Bad debt and credit loss deduction	$26,646	$27,501
Net operating loss carryforward	2,167	2,516
Deferred compensation	6,749	7,047
PCI loans	56	51
Accrued expense	5,982	7,085
Unrealized loss on investment securities, net	99,679	140,443
Acquired loan discounts	1,257	2,033
Lease liability	14,506	15,766
Other, net	5,310	1,660
Gross deferred tax asset	162,352	204,102
Deferred tax liabilities:
California franchise tax	4,406	7,552
Depreciation	158	424
Intangibles - acquisitions	7,046	8,154
FHLB Stock	2,494	2,545
Deferred income	3,299	3,414
Right of use asset	13,660	15,002
Gross deferred tax liability	31,063	37,091
Net deferred tax asset	$131,289	$167,011

Annual Effective Tax Rate

The annual consolidated effective tax rate for the periods presented, is reconciled to the U.S. statutory income rate as follows.

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
US Federal Statutory Tax Rate	$59,155	21.0%	$56,960	21.0%	$66,241	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect	20,983	7.5%	19,698	7.3%	25,139	8.0%
Enactment of new tax laws	379	0.1%	—	0.0%	—	0.0%
Tax credits
Solar tax credits	(39,949)	(14.2)%	(16,505)	(6.1)%	(12,035)	(3.8)%
Low-income housing tax credits (“LIHTC”) and other	(23,297)	(8.3)%	(3,100)	(1.1)%	(3,306)	(1.0)%
Proportional Amortization	59,396	21.1%	17,421	6.4%	14,102	4.5%
Nondeductible Items
Impact BOLI surrender and MEC penalty	—	0.0%	—	0.0%	6,975	2.2%
Other
Tax-exempt income	(2,408)	(0.9)%	(4,919)	(1.8)%	(5,146)	(1.6)%
Other, net	(1,864)	(0.6)%	967	0.3%	2,029	0.6%
Provision for income taxes	$72,395	25.7%	$70,522	26.0%	$93,999	29.8%

In each year, California income taxes comprise the majority of the state and local income taxes.

The Company invests in low income housing tax credit and solar tax funds that are designed to generate a return primarily through the realization of federal tax credits. The Company accounts for these investments by amortizing the cost of tax credit investments over the life of the investment using a proportional amortization method and tax credit investment amortization expense is a component of the provision for income taxes. For the year ended December 31, 2025, tax credits and other benefits recognized was $65.3 million and the tax credit amortization expense included in the provision for income taxes was $59.4 million.

The following table presents the balances of the Company's tax credit investments and related unfunded commitments at December 31, 2025 and 2024.

	December 31,
	2025	2024
	(Dollars in thousands)
Tax credit investments	$135,254	$57,264
Unfunded commitments - tax credit investments	$77,499	$45,809

The following table presents other information related to the Company's tax credit investments for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Tax credits and other tax benefits recognized	$65,383	$21,257	$16,239
Tax credit amortization expense included in provision for income taxes	$59,396	$17,421	$14,102

There were no significant unrecognized tax benefits at December 31, 2025 and 2024. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company is subject to income taxes in the federal, California, Arizona and three other non-material jurisdictions. The Company is no longer subject to examinations by taxing jurisdictions for periods before 2021, with the exception of California, for which the Company is no longer subject to examination for years before 2013.

At December 31, 2025, the Company has net operating loss (“NOL”) carryforwards of approximately $4.5 million for federal and $11.3 million California tax purposes, as a result of the acquisition of Suncrest Bank. The federal and California NOLs of approximately $3.0 million and $8.8 million, respectively, are subject to annual IRC Section 382 limitations of $3.4 million and have no expiration for federal tax purposes but will expire in 2032 for California if not utilized. The balance of the NOLs are subject to annual IRC Section 382 limitations of $314,000 and will begin to expire in 2030. At December 31, 2025, the Company has general business credit carryforwards of $3.5 million that will expire in 2045 if not utilized.

The Company considered the need for a valuation allowance on its deferred tax assets for the year ended December 31, 2025. The Company considered income in prior periods, projected future income, and projected future reversals of deferred tax items in making the determination that the deferred tax assets are more likely than not to be realized.

On June 27, 2025, California Senate Bill 132 (“SB 132”) was passed and signed into law by Governor Newsom. Effective for taxable years beginning on or after January 1, 2025, SB 132 amends California Revenue and Tax Code (“CRTC”) to require financial institutions to apportion income using the single sales factor formula. Prior to this change, businesses were required by CRTC Section 25128 (b) to use an evenly weighted three-factor apportionment formula contemplating a payroll factor, property and sales factor. The impact on the Company's tax expense as of December 31, 2025 is not material. The Company will continue to evaluate the impact of this bill on its deferred tax assets and liabilities.

The One Big Beautiful Bill Act (“OBBBA”) was signed and enacted into law on July 4, 2025. Except for certain provisions, this is effective for tax years beginning on or after January 1, 2025. Changes from OBBBA include modifications to allow for immediate expensing of certain business investments and provides certain permanent extensions of key business tax breaks originally enacted under the 2017 Tax Cuts and Job Act. All changes related to the 2025 provisions of OBBBA have been considered for Company's tax expense as of December 31, 2025, and are not material. Provisions applicable for periods beginning 2026 are not material to the financial statements.

10. DEPOSITS

The composition of deposits is summarized for the periods presented in the table below.

	December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing deposits	$6,800,691	56.33%	$7,037,096	58.90%
Interest-bearing deposits
Investment checking	509,272	4.22%	551,305	4.61%
Money market	3,792,427	31.42%	3,363,804	28.15%
Savings	392,817	3.25%	422,583	3.54%
Time deposits	576,775	4.78%	573,593	4.80%
Total deposits	$12,071,982	100.00%	$11,948,381	100.00%

Time deposits with balances of $250,000 or more amounted to approximately $122.3 million and $101.5 million at December 31, 2025 and 2024, respectively.

At December 31, 2025, the scheduled maturities of time certificates of deposit are as follows.

December 31, 2025
Year of maturity:	(Dollars in thousands)
2026	$570,006
2027	4,134
2028	1,262
2029	741
2030 and thereafter	632
Total	$576,775

11. BORROWINGS

Customer Repurchase Agreements

The Bank offers a repurchase agreement product to its customers. This product, known as Citizens Sweep Manager, sells our investment securities overnight to our customers under an agreement to repurchase them the next day at a price which reflects the market value of the use of funds by the Bank for the period concerned. These repurchase agreements are signed with customers who want to invest their excess deposits, above a pre-determined balance in a demand deposit account, in order to earn interest. As of December 31, 2025, total funds borrowed under these agreements were $490.6 million with a weighted average interest rate of 1.72%, compared to $261.9 million with a weighted average interest rate of 0.72% at December 31, 2024.

Federal Home Loan Bank Advances and Other Borrowings

As of December 31, 2025 and December 31, 2024, borrowings totaled $500 million and consisted of FHLB advances at an average rate of 4.55%. The FHLB advances included $300 million, at an average fixed rate of 4.73%, maturing in May 2026, and $200 million, at a fixed rate of 4.27%, maturing in May 2027.

At December 31, 2025, $6.47 billion of loans and $3.35 billion of investment securities, at carrying value, were pledged to secure public deposits, repurchase agreements, borrowing lines, and for other purposes as required or permitted by law.

At December 31, 2025, the Bank's secured borrowing capacity with the FHLB and FRB totaled $5.78 billion, of which $5.28 billion was available as of December 31, 2025. The Bank also has $305.0 million in unsecured Fed Funds lines of credit with other major U.S. banks. These lines of credit are available for overnight borrowings.

12. COMMITMENTS AND CONTINGENCIES

Commitments

At December 31, 2025 and 2024, the Bank had commitments to extend credit of approximately $1.87 billion and $1.72 billion, respectively, and obligations under letters of credit of $95.2 million and $60.0 million, respectively. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. The Bank had a reserve for unfunded loan commitments of $8.3 million and $6.3 million as of December 31, 2025 and 2024, respectively, which is included in other liabilities.

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

We invest in LIHTC, tax credit and other Community Reinvestment Act (“CRA”) related investments that call for capital contributions up to an amount specified in the partnership agreements. At December 31, 2025 and December 31, 2024, we had commitments to contribute capital to these entities totaling $77.5 million and $45.8 million.

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

The Merger Agreement between the Company and Heritage contains certain termination rights for both CVB and Heritage providing that upon termination of the Merger Agreement under certain circumstances, CVB or Heritage, as applicable, will be obligated to pay the other party a termination fee of $32,450,000.

13. EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

As of December 31, 2025 the Company had various deferred compensation plans, including a deferred compensation plan for a former President and Chief Executive Officer,as well as severance arrangements it assumed through the acquisition of other banks in prior years. We also offer a non-qualified deferred compensation plan for our executives and key members of management in order to assist us in attracting and retaining these individuals. Participants in the plan may elect to defer a portion of their annual salary and/or short-term incentive payouts into deferral accounts to provide a means by which they may elect to defer receipt of compensation in order to provide retirement benefits. The plan is intended to be unfunded and allows us to make discretionary contributions on behalf of a participant. No discretionary payments were made by the Company during the years ended December 31, 2025, 2024 and 2023. The Bank, however, does fund the cost of these plans through the purchase of bank owned life insurance policies, which are reflected as assets on the Company’s consolidated balance sheets. At December 31, 2025 and 2024, the total deferred compensation liability was $22.3 million and $22.9 million, respectively. Total expense for these deferred compensation agreements was $1.5 million for the year ended December 31, 2025, and was $1.9 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively.

401(k) and Profit Sharing Plan

The Bank sponsors a 401(k) and profit-sharing plan for the benefit of its employees. Employees are eligible to participate in the plan immediately upon hire. Employees may make contributions to the plan under the plan’s 401(k) component. The Bank contributes 3%, non-matching, to the plan to comply with ERISA’s safe harbor provisions. The Bank may make additional contributions under the plan’s profit-sharing component, subject to certain limitations. The profit-sharing contribution made for 2025 was 2%, compared to 1% for 2024 and 2% for 2023. The Bank’s total contributions are determined by the Board of Directors and amounted to approximately $5.1 million for 2025, $4.0 million for 2024, and $4.8 million for 2023.

14. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the years ended December 31, 2025, 2024 and 2023, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share were 643,000, 963,000 and 1,044,000, respectively.

The table below shows earnings per common share and diluted earnings per common share, and reconciles the numerator and denominator of both earnings per common share calculations.

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$209,298	$200,716	$221,435
Less: Net earnings allocated to restricted stock	1,379	1,445	1,546
Net earnings allocated to common shareholders	$207,919	$199,271	$219,889
Weighted average shares outstanding	136,757	138,415	138,333
Basic earnings per common share	$1.52	$1.44	$1.59

Diluted earnings per common share:
Net income allocated to common shareholders	$207,919	$199,271	$219,889
Weighted average shares outstanding	136,757	138,415	138,333
Dilutive effect of stock options	293	164	129
Diluted weighted average shares outstanding	137,050	138,579	138,462
Diluted earnings per common share	$1.52	$1.44	$1.59

15. STOCK-BASED COMPENSATION PLANS

In May 2018, the shareholders approved the 2018 Equity Plan which authorizes the issuance of up to 9,000,000 shares of CVB’s common stock for eligible participants, which include all of the Company’s employees, officers, and directors, and expires in 2028. The plan authorizes the issuance of a variety of types of equity awards, which include incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and other stock-based awards, including performance-based restricted stock units. The 2018 Equity Plan replaced the 2008 Equity Incentive Plan. No further grants will be made under the 2008 Equity Incentive Plan, but shares may continue to be issued under such plan pursuant to grants previously made. As of December 31, 2025, we have 1,530,595 outstanding options, unvested RSAs, RSUs and PRSUs under our Equity Plans.

Stock Options

The Company expensed $573,000, $477,000, and $384,000, for the years ended December 31, 2025, 2024 and 2023, respectively.

The estimated fair value of the options granted during 2025 and prior years was calculated using the Black-Scholes options pricing model. There were 55,300, 95,000 and 107,000 options granted during 2025, 2024 and 2023, respectively. The options will vest, in equal installments, over a five-year period. The fair value of each stock option granted in 2025, 2024 and 2023, was estimated on the date of grant using the following weighted-average assumptions.

	Year Ended December 31,
	2025	2024	2023
Dividend yield	4.3%	4.7%	3.2%
Volatility	35.2%	31.1%	28.0%
Risk-free interest rate	4.0%	4.2%	3.7%
Expected life	10.0 years	10.0 years	10.0 years
Weighted average grant date fair value	$7.67	$8.70	$11.09

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

The following table presents option activity under the Company’s stock option plans as of and for the year ended December 31, 2025.

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2025	433	$20.01
Granted	55	19.07
Exercised	(33)	16.58
Forfeited or expired	(47)	20.04
Outstanding at December 31, 2025	408	$20.12	7.07	$191
Vested or expected to vest at December 31, 2025	408	$20.12	7.07	$191
Exercisable at December 31, 2025	239	$20.07	5.46	$96

The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $146,000, $131,000 and $53,000, respectively.

As of December 31, 2025, there was a total of $1.2 million in unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.91 years. The total fair value of options vested was $457,000, $361,000 and $267,000 during 2025, 2024 and 2023, respectively. Cash received from stock option exercises was $383,000, $565,000 and $210,000, in 2025, 2024 and 2023, respectively.

At December 31, 2025, options for the purchase of 407,700 shares of CVB’s common stock were outstanding under the above plans, of which options to purchase 239,150 shares were exercisable at prices ranging from $16.62 to $24.83.

Restricted Stock Awards, Restricted Stock Units and Performance-Based Restricted Stock Units

The Company granted 424,000, 524,000 and 484,000 restricted stock awards during 2025, 2024 and 2023 respectively. The weighted average grant date fair value of RSAs, RSUs and PRSUs granted in 2025, 2024 and 2023 was $21.47 per share, $17.91 per share and $22.44 per share, respectively. These awards will vest, in equal installments, over a period of approximately one to five years.

Compensation cost is recognized over the requisite service period, which is approximately one to five years, and amounted to $9.2 million, $9.8 million and 9.1 million during the years ended December 31, 2025, 2024 and 2023, respectively. Total unrecognized compensation cost related to RSAs and PRSUs was $13.9 million at December 31, 2025.

The table below summarizes activity related to the Company’s non-vested RSAs and PRSUs for the year ended December 31, 2025.

	Shares		Weighted Average Grant-Date Fair Value
	(in thousands)
Nonvested at January 1, 2025	1,219		$20.71
Granted	424		21.47
Vested	(462)		21.07
Forfeited	(58)		20.01
Nonvested at December 31, 2025	1,123	(1)	$20.31

(1) Includes 237,857 PRSUs. There are no restricted stock units outstanding.

Under the 2018 Equity Incentive Plan, 3,715,125 shares of common stock were available for the granting of future stock-based awards as of December 31, 2025.

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

The Company and the Bank are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum common equity Tier 1 (“CET1”) capital ratio of 4.5%, Tier 1 risk-based capital ratio of 6.0% and total risk-based capital ratio of 8.0%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank is required to have a Tier 1 leverage ratio equal to or greater than 5.0%, a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0%. In addition to meeting the minimum capital requirements, under the Basel III Capital Rules, the Company and the Bank must also maintain the required Capital Conservation Buffer of 2.50% above the minimum risk-based capital requirements, which fully phased in by January 1, 2019. to avoid becoming subject to restrictions on capital distributions such as dividends and equity repurchases and certain discretionary bonus payments to management. At December 31, 2025 and 2024,, the Company and Bank were in compliance with the capital conservation buffer requirement and exceeded the minimum CET1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50% and 10.50%, respectively, and the Bank qualified as “well capitalized” for purposes of the federal bank regulatory prompt corrective action regulations. There are no conditions or events that management believes have changed the Bank’s category.

The following table summarizes regulatory capital amounts and ratios for the Company and the Bank as of December 31, 2025 and 2024.

	Actual		Minimum Required Plus Capital Conservation Buffer			To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2025:
Tier 1 Capital (to Average-Assets)
Company	$1,756,413	11.62%	$604,387	>	4.00%			N/A
Bank	$1,732,157	11.46%	$604,570	>	4.00%	$755,713	>	5.00%
Common equity Tier 1 capital ratio
Company	$1,756,413	15.89%	$773,851	>	7.00%			N/A
Bank	$1,732,157	15.66%	$774,116	>	7.00%	$718,822	>	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$1,756,413	15.89%	$939,676	>	8.50%			N/A
Bank	$1,732,157	15.66%	$939,998	>	8.50%	$884,704	>	8.00%
Total Capital (to Risk-Weighted Assets)
Company	$1,841,824	16.66%	$1,160,777	>	10.50%			N/A
Bank	$1,817,568	16.44%	$1,161,174	>	10.50%	$1,105,880	>	10.00%
As of December 31, 2024:
Tier 1 Capital (to Average-Assets)
Company	$1,727,872	11.46%	$603,247	>	4.00%			N/A
Bank	$1,704,433	11.30%	$603,506	>	4.00%	$754,382	>	5.00%
Common equity Tier 1 capital ratio
Company	$1,727,872	16.24%	$744,579	>	7.00%			N/A
Bank	$1,704,433	16.01%	$745,068	>	7.00%	$691,849	>	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$1,727,872	16.24%	$904,131	>	8.50%			N/A
Bank	$1,704,433	16.01%	$904,726	>	8.50%	$851,507	>	8.00%
Total Capital (to Risk-Weighted Assets)
Company	$1,814,244	17.06%	$1,116,868	>	10.50%			N/A
Bank	$1,790,805	16.82%	$1,117,602	>	10.50%	$1,064,383	>	10.00%

A national bank may not declare any cash dividend in an amount greater than the sum of current period net income and retained earnings. In addition, a national bank also must obtain prior approval from the OCC to pay a cash dividend if the dividend would exceed the sum of current period net income and retained earnings from the past two years, after deducting the following transactions during that period: (i) any dividends previously declared, (ii) extraordinary transfers required by the OCC, and (iii) payments made for the retirement of preferred stock. This calculation is performed on a rolling basis as described in the OCC’s earnings limitation regulations. The Bank could, as of December 31, 2025, declare and pay additional dividends of approximately $213.1 million without OCC approval.

17. FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The following disclosure provides the fair value information for financial assets and liabilities as of December 31, 2025. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3).

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis for the dates presented.

	Carrying Value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$35,284	$—	$35,284	$—
Mortgage-backed securities	1,887,654	—	1,887,654	—
CMO/REMIC	695,150	—	695,150	—
Municipal bonds	21,290	—	21,290	—
Collateralized loan obligations	42,000	—	42,000	—
Other securities	1,692	—	1,692	—
Total investment securities - AFS	2,683,070	—	2,683,070	—
Derivatives not designated as hedging instruments:
Interest rate swaps	161	—	161	—
Total assets	$2,683,231	$—	$2,683,231	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$161	$—	$161	$—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	8,650	—	8,650	—
Cash flow hedges: interest rate swaps	2,619	—	2,619	—
Total liabilities	$11,430	$—	$11,430	$—

	Carrying Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$34,255	$—	$34,255	$—
Mortgage-backed securities	2,134,534	—	2,134,534	—
CMO/REMIC	351,522	—	351,522	—
Municipal bonds	20,377	—	20,377	—
Other securities	1,427	—	1,427	—
Total investment securities - AFS	2,542,115	—	2,542,115	—
Derivatives not designated as hedging instruments:
Interest rate swaps	30	—	30	—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	7,222	—	7,222	—
Total assets	$2,549,367	$—	$2,549,367	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$30	$—	$30	$—
Derivatives designated as hedging instruments:
Cash flow hedges: interest rate swaps	517	—	517	—
Total liabilities	$547	$—	$547	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to remeasure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at December 31, 2025 and 2024, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period. The fair values were determined using inputs based on observable market data or based on discounted cash flow criteria.

	Carrying Value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2025
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$12,614	$—	$—	$12,614	$2
SBA	24	—	—	24	—
Commercial and industrial	8,953	—	—	8,953	254
Other real estate owned	163	—	—	163	—
Total assets	$21,754	$—	$—	$21,754	$256

	Carrying Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For the Year Ended December 31, 2024
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$28,728	$—	$—	$28,728	$11
SBA	1,532	—	—	1,532	49
Commercial and industrial	3,144	—	—	3,144	220
Dairy & livestock and agribusiness	860	—	—	860	9
Other real estate owned	10,429	—	—	10,429	2,296
Total assets	$44,693	$—	$—	$44,693	$2,585

Fair Value of Financial Instruments

The following disclosure presents estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of December 31, 2025 and 2024, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2025
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$376,389	$376,389	$—	$—	$376,389
Interest-earning balances due from depository institutions	13,064	—	13,064	—	13,064
Investment securities available-for-sale	2,683,070	—	2,683,070	—	2,683,070
Investment securities held-to-maturity	2,270,391	—	1,925,492	—	1,925,492
Total loans, net of allowance for credit losses	8,622,032	—	—	8,514,750	8,514,750
Derivatives not designated as hedging instruments:
Interest rate swaps	161	—	161	—	161
Liabilities
Deposits:
Interest-bearing	$5,271,291	$—	$5,268,983	$—	$5,268,983
Borrowings	990,601	—	941,735	—	941,735
Derivatives not designated as hedging instruments:
Interest rate swaps	161	—	161	—	161
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	8,650	—	8,650	—	8,650
Cash flow hedges: interest rate swaps	2,619	—	2,619	—	2,619

	December 31, 2024
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$204,698	$204,698	$—	$—	$204,698
Interest-earning balances due from depository institutions	480	—	480	—	480
Investment securities available-for-sale	2,542,115	—	2,542,115	—	2,542,115
Investment securities held-to-maturity	2,379,668	—	1,954,345	—	1,954,345
Total loans, net of allowance for credit losses	8,456,310	—	—	8,149,801	8,149,801
Derivatives not designated as hedging instruments:
Interest rate swaps	30	—	30	—	30
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	7,222	—	7,222	—	7,222
Liabilities
Deposits:
Interest-bearing	$4,911,285	$—	$4,908,070	$—	$4,908,070
Borrowings	761,887	—	716,566	—	716,566
Derivatives not designated as hedging instruments:
Interest rate swaps	30	—	30	—	30
Derivatives designated as hedging instruments:
Cash flow hedges: interest rate swaps	517	—	517	—	517

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

The fair value estimates presented herein are based on relevant market information and information about the financial instruments available to management as of December 31, 2025 and 2024. Changes in assumptions could significantly affect the estimates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

18. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Not Designated as Hedging Instruments

The Bank is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. As of December 31, 2025 the Bank has entered into 103 interest-rate swap agreements with customers with a notional amount totaling $318.4 million. The Bank then entered into identical offsetting swaps with counterparties. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Bank a variable-rate loan receivable and to provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Bank’s earnings.

The structure of the swaps is as follows. The Bank enters into an interest rate swap with its customers in which the Bank pays the customer a variable rate and the customer pays the Bank a fixed rate, thereby allowing customers to in effect convert variable rate loans to fixed rate loans. At the same time, the Bank enters into a swap with a counterparty bank in which the Bank pays the counterparty a fixed rate and the counterparty in return pays the Bank a variable rate. The net effect of the transaction allows the Bank to receive interest on the loan from the customer at a variable rate based on Secured Overnight Financing Rate (“SOFR”) plus a spread. The changes in the fair value of the swaps primarily offset each other and therefore should not have a significant impact on the Company’s results of operations, although the Company does incur credit and counterparty risk with respect to performance on the swap agreements by the Bank’s customer and counterparty, respectively. These instruments contain language outlining collateral pledging requirements for each counterparty, whereby collateral must be posted if market value exceeds certain agreed upon threshold limits. Cash or securities are pledged as collateral. Our interest rate swap derivatives are subject to a master netting arrangement with our counterparties. None of our derivative assets and liabilities are offset in the Company’s condensed consolidated balance sheet.

We believe our risk of loss associated with our counterparty borrowers related to interest rate swaps is mitigated as the loans with swaps are underwritten to take into account potential additional exposure, although there can be no assurances in this regard since the performance of our swaps is subject to market and counterparty risk.

Derivatives Designated as Hedging Instruments

Fair Value Hedges

To manage interest rate risk on our AFS securities portfolio, we have entered into pay-fixed, receive-floating interest rate swap contracts to hedge against exposure to changes in the fair value of such securities resulting from changes in interest rates. We designate these interest rate swap contracts as fair value hedges that qualify for hedge accounting under ASC 815, Derivatives and Hedging. We elected to account for the fair value hedges using the portfolio layer method in accordance with ASU 2022-01. We record the interest rate swaps in the line items of “accrued interest receivable”, “other assets” and “other liabilities” on our consolidated balance sheet. For qualifying fair value hedges, both the changes in the fair value of the derivative and the portion of the fair value adjustments associated with the portfolio layer attributable to the hedged risk are recognized into earnings as they occur. Derivative amounts impacting earnings are recognized consistent with the classification of the hedged item in the line item "investment securities available for sale" as part of interest income, a component of consolidated net income.

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives interest based on daily SOFR. In December 2024, we terminated one of these swaps which had a notional value of $300 million, a maturity date of June 2027 and a fixed rate of 3.95%. In May 2025, the remaining $700 million notional pay-fixed interest rate swaps, with a weighted average fixed rate of approximately 3.7%, that were scheduled to mature in June of 2028 were terminated and replaced with new pay-fixed interest rate swaps with maturity dates in May of 2029, 2030 and 2031, and a weighted pay-fixed rate of 3.68%. The new $700 million of fair value hedges have approximately equal nominal values maturing each of the three years and had a fair value which totaled $8.7 million and was reflected as a liability at December 31, 2025.

Cash Flow Hedges

To manage our interest rate risk associated with brokered CDs, FHLB advances or other fixed rate advances for specified periods, the Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in contractually specified interest rates. During the first quarter of 2024, $300 million of 3-month term brokered CDs were issued and cash flow hedging transactions were also executed in which $300 million notional pay-fixed interest rate swaps were consummated with maturities of three years, wherein the Company pays a weighted average fixed rate of approximately 4.2% and receives daily SOFR. The $300 million of brokered CDs were renewed every three months and as of December 31, 2025, the cash flow hedges have remaining maturities of approximately 15 months.

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

Balance Sheet Classification of Derivative Financial Instruments

As of December 31, 2025 and 2024, the total notional amount of the Company’s swaps not designated as hedging instruments was $318.4 million and $363.4 million, respectively. The location of the asset and liability, and their respective fair values are summarized in the tables below.

	December 31, 2025
	Asset Derivatives			Liability Derivatives
	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$318,385	Other assets	$161	$318,385	Other liabilities	$161
Total			$161			$161

Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$700,000	Other assets	$—		Other liabilities	$8,650
Cash flow hedges: interest rate swaps		Other assets	—	$300,000	Other liabilities	2,619
Total			$—			$11,269

	December 31, 2024
	Asset Derivatives			Liability Derivatives
	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$363,440	Other assets	$30	$363,440	Other liabilities	$30
Total			$30			$30

Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$700,000	Other assets	$7,222		Other liabilities	$—
Cash flow hedges: interest rate swaps		Other assets	—	$300,000	Other liabilities	517
Total			$7,222			$517

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the consolidated statements of earnings for the periods presented.

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Year Ended December 31,
		2025	2024	2023
Derivatives Not Designated as Hedging Instruments:		(Dollars in thousands)
Interest rate swaps	Other income	$—	$211	$12
Total		$—	$211	$12

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gains (Losses) Recognized in Interest Income on Derivative Instruments			OCI Impact on Derivatives-Gains (Losses) recorded in OCI
		Year Ended December 31,			Year Ended December 31,
		2025	2024	2023	2025	2024	2023
		(Dollars in thousands)			(Dollars in thousands)
Derivatives Designated as Hedging Instruments:
Fair value hedges: interest rate swaps	Interest income	$4,270	$14,377	$8,210	$(11,526)	$15,619	$(4,868)
Cash flow hedges: interest rate swaps	Interest expense	411	2,418	—	(1,494)	3,390	—
Total		$4,681	$16,795	$8,210	$(13,020)	$19,009	$(4,868)

19. OTHER COMPREHENSIVE INCOME The tables below provide a summary of the components of OCI for the periods presented.

	Year Ended December 31,
	2025			2024			2023
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$128,933	$(39,691)	$89,242	$(26,274)	$7,768	$(18,506)	$50,331	$(14,880)	$35,451
Net realized loss on investment securities reclassified into earnings	10,970	(3,189)	7,781	28,317	(8,372)	19,945	—	—	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	573	(167)	406	685	(203)	482	914	(270)	644
Derivatives designated as hedging instruments:
Fair value hedges:
Net change in fair value recorded in accumulated OCI	(16,280)	4,754	(11,526)	14,160	(4,212)	9,948	(6,938)	2,070	(4,868)
Cash flow hedges:
Net change in fair value recorded in accumulated OCI	(2,102)	609	(1,494)	(517)	153	(364)	—	—	—
Net change	$122,094	$(37,684)	$84,410	$16,371	$(4,866)	$11,505	$44,306	$(13,079)	$31,227

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

In June 2023, fair value hedging transactions were executed in which $1 billion notional pay-fixed interest rate swaps were consummated with maturities ranging from four to five years, wherein the Company pays a weighted average fixed rate of approximately 3.8% and receives daily SOFR. In December 2024, we terminated one of these swaps which had a notional value of $300 million, a maturity date of June 2027 and pay fixed rate of 3.95%. In May 2025, the remaining $700 million notional pay-fixed interest rate swaps, with a weighted average fixed rate of approximately 3.7%, that were scheduled to mature in June of 2028 were terminated and replaced with new pay-fixed interest rate swaps with maturity dates in May of
2029, 2030 and 2031, with a weighted pay-fixed rate of 3.68%. The new $700 million of fair value hedges have approximately equal nominal values maturing each of the three years and had a fair value which totaled $8.6 million and was reflected as a liability on December 31, 2025. Refer to Note 18 – Derivative Financial Instruments of the notes to the consolidated financial statements of this report for additional information.

	Gross Amounts Recognized in the Condensed	Gross Amounts Offset in the Condensed	Net Amounts Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount
	(Dollars in thousands)
December 31, 2025
Financial assets:
Derivatives not designated as hedging instruments
Interest rate swaps	$161	$—	$161	$—	$—	$161
Total	$161	$—	$161	$—	$—	$161

Financial liabilities:
Derivatives not designated as hedging instruments
Interest rate swaps	$27,280	$(27,119)	$161	$27,119	$14,376	$41,656
Derivatives designated as hedging instruments
Fair value hedges: interest rate swaps	8,650	—	8,650	—	—	8,650
Cash flow hedges: interest rate swaps	2,619	—	2,619	—	—	2,619
Repurchase agreements	490,601	—	490,601	—	(521,878)	(31,277)
Total	$529,150	$(27,119)	$502,031	$27,119	$(507,502)	$21,648

December 31, 2024
Financial assets:
Derivatives not designated as hedging instruments
Interest rate swaps	$41,933	$(41,903)	$30	$42,538	$(42,390)	$178
Derivatives designated as hedging instruments
Fair value hedges: interest rate swaps	7,222	—	7,222	—	(6,899)	323
Total	$49,155	$(41,903)	$7,252	$42,538	$(49,289)	$501

Financial liabilities:
Derivatives not designated as hedging instruments
Interest rate swaps	$30	$—	$30	$—	$—	$30
Derivatives designated as hedging instruments
Cash flow hedges: interest rate swaps	517	—	517	—	—	517
Repurchase agreements	261,887	—	261,887	—	(306,401)	(44,514)
Total	$262,434	$—	$262,434	$—	$(306,401)	$(43,967)

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

While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	December 31,
	2025	2024
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$43,786	$47,117
Total lease liabilities	46,537	49,617

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$10,277	$8,109
Sublease income	—	—
Total lease expense	$10,277	$8,109

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$9,772	$8,094

	December 31,
	2025	2024
Lease Term and Discount Rate
Weighted average remaining lease term (years)	9.92	9.99
Weighted average discount rate	6.13%	5.95%

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

The Company’s lease arrangements that have not yet commenced as of December 31, 2025 and the Company’s short-term lease costs and variable lease costs, for the year ended December 31, 2025 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2025, excluding property taxes and insurance, are as follows:

December 31, 2025
(Dollars in thousands)
Year:
2026	$9,858
2027	8,664
2028	6,887
2029	5,122
2030	4,386
Thereafter	29,656
Total future lease payments	64,573
Less: Imputed interest	(18,036)
Present value of lease liabilities	$46,537

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods presented.

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$19,460	$20,370	$20,219
Trust and investment services	15,033	13,729	12,556
Bankcard services	2,707	1,652	1,627
Gain on sale of other investments	—	—	2,575
Gain on OREO, net	2,296	—	—
Other	15,178	8,720	9,602
Noninterest Income (in-scope of Topic 606)	54,674	44,471	46,579
Noninterest Income (out-of-scope of Topic 606)	497	10,003	12,751
Total noninterest income	$55,171	$54,474	$59,330

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

CVB FINANCIAL CORP.

CONDENSED BALANCE SHEETS

	December 31,
	2025	2024
	(Dollars in thousands)
Assets
Cash and cash equivalents	$55,930	$56,377
Investment in subsidiaries	2,270,968	2,162,877
Other assets	7,449	10,435
Total assets	$2,334,347	$2,229,689
Liabilities	$27,894	$31,414
Stockholders’ equity	2,306,453	2,198,275
Total liabilities and stockholders’ equity	$2,334,347	$2,229,689

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Equity in undistributed earnings of subsidiaries	$23,681	$89,511	$99,932
Dividends from the Bank	191,000	117,000	127,000
Other expense, net	(6,113)	(6,525)	7,192
Net earnings	$208,568	$199,986	$234,124

CVB FINANCIAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Cash Flows from Operating Activities
Net earnings	$208,568	$199,986	$234,124
Adjustments to reconcile net earnings to cash used in operating activities:
Equity in undistributed earnings of subsidiary	(23,681)	(89,511)	(99,932)
Tax settlement received from the Bank	(85)	425	2,265
Stock-based compensation	9,731	10,234	9,439
Other operating activities, net	989	(731)	(1,797)
Total adjustments	(13,046)	(79,583)	(90,025)
Net cash provided by operating activities	195,522	120,403	144,099
Cash Flows from Investing Activities
Other, net	(731)	(636)	—
Net cash used in investing activities	(731)	(636)	—
Cash Flows from Financing Activities
Cash dividends on common stock	(110,991)	(111,830)	(111,686)
Proceeds from exercise of stock options	383	565	210
Repurchase of common stock	(84,630)	(2,817)	(21,216)
Net cash used in financing activities	(195,238)	(114,082)	(132,692)
Net (decrease) increase in cash and cash equivalents	(447)	5,685	11,407
Cash and cash equivalents, beginning of period	56,377	50,692	39,285
Cash and cash equivalents, end of period	$55,930	$56,377	$50,692