Form 10-Q
period 2026-03-31
CVB FINANCIAL CORP
filed 2026-05-08
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 176,455,196 outstanding as of May 1, 2026.

Forward-Looking Statements

Certain statements set forth herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will,” “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward-looking statements, which involve risks and uncertainties that could cause actual results or performance to differ materially from those projected. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, including, without limitation, plans, strategies, goals and statements about the Company’s outlook regarding revenue and asset growth, financial performance and profitability, capital and liquidity levels, loan and deposit levels, growth and retention, yields and returns, loan diversification and credit management, stockholder value creation, tax rates, the impact of business, economic, or political developments, the impact of monetary, fiscal and trade policies, and the impact of acquisitions we have made or may make, including our recent acquisition of Heritage Commerce Corp and its principal banking subsidiary, Heritage Bank of Commerce (collectively, “Heritage”). Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company, and there can be no assurance that future developments affecting the Company will be the same as those anticipated by management. The Company cautions readers that a number of important factors in addition to those set forth below could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.

General risks and uncertainties include, but are not limited to, the following: the strength of the United States economy and the strength of the local economies in which we conduct business; the effects of, and changes in, immigration, trade, tariff, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation/deflation, interest rate, market, and monetary fluctuations; the effect of acquisitions we have made or may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target, key personnel and customers into our operations; the timely development of competitive new products and services, and the acceptance of these products and services by potential and existing customers; the impact of changes in financial services policies, laws, and regulations, including those concerning banking, taxes, securities and insurance, and the application thereof by regulatory agencies; the effectiveness of our risk management framework and quantitative models; changes in the level of our nonperforming assets and charge-offs; the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible credit related impairments or declines in the fair value of loans and securities held by us; possible impairment charges to goodwill, including any impairment that may result from increased volatility in our stock price; changes in consumer or business spending, borrowing and savings habits; the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations; periodic fluctuations in commercial or residential real estate prices or values; our ability to attract or retain deposits (including low cost deposits) or to access government or private lending facilities and other sources of liquidity; the possibility that we may reduce or discontinue the payment of dividends on our common stock; changes in the financial performance and/or condition of our borrowers or depositors; changes in the competitive environment among financial and bank holding companies and other financial service providers; technological changes in banking and financial services; systemic or non-systemic bank failures or crises; geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the United States and abroad; catastrophic events or natural disasters, including earthquakes, drought, climate change or extreme weather events that may affect our assets, communications or computer services, customers, employees or third party vendors; public health crises and pandemics, and their effects on the economic and business environments in which we operate, including our asset credit quality, business operations and employees, as well as the impact on general economic and financial market conditions; cybersecurity threats and fraud and the costs of defending against them, including the costs of compliance with legislation or regulations to combat fraud and cybersecurity threats; our ability to recruit and retain key executives, board members and other employees, and our compliance with federal, state and local employment laws and regulations; ongoing or unanticipated regulatory or legal proceedings or outcomes; risks associated with our recently completed merger with Heritage, including difficulties and delays in integrating or retaining Heritage’s business, key personnel and customers, and achieving anticipated synergies, cost savings enhanced geographic coverage and other benefits from the transaction; and our ability to manage the risks involved in the foregoing.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company's 2025 Annual Report on Form 10-K filed with the SEC and available at the SEC’s Internet site (http://www.sec.gov).

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Cash and due from banks	$138,613	$107,511
Interest-earning balances due from Federal Reserve	313,773	268,878
Total cash and cash equivalents	452,386	376,389
Interest-earning balances due from depository institutions	4,937	13,064
Investment securities available-for-sale, at fair value (with amortized cost of $2,895,569 at March 31, 2026, and $2,982,228 at December 31, 2025)	2,589,119	2,683,070
Investment securities held-to-maturity (with fair value of $1,892,313 at March 31, 2026, and $1,925,492 at December 31, 2025)	2,248,038	2,270,391
Total investment securities	4,837,157	4,953,461
Investment in FHLB, FRB, and other stock	55,948	55,948
Loans and lease finance receivables	8,643,316	8,699,193
Allowance for credit losses	(80,170)	(77,161)
Net loans and lease finance receivables	8,563,146	8,622,032
Premises and equipment, net	26,858	26,505
Bank owned life insurance (“BOLI”)	328,457	325,299
Accrued interest receivable	44,125	46,723
Intangibles	4,924	5,774
Goodwill	765,822	765,822
Income tax asset	165,262	174,169
Other assets	258,558	265,868
Total assets	$15,507,580	$15,631,054

Liabilities:
Deposits:
Noninterest-bearing	$7,100,507	$6,800,691
Interest-bearing	4,844,717	5,271,291
Total deposits	11,945,224	12,071,982
Customer repurchase agreements	494,257	490,601
Federal Home Loan Bank advances and other borrowings	500,000	500,000
Deferred compensation	23,425	22,318
Accrued interest payable	4,253	4,770
Other liabilities	219,140	246,159
Total liabilities	13,186,299	13,335,830

Stockholders' Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 135,791,180 at March 31, 2026, and 135,551,799 at December 31, 2025	1,221,938	1,222,365
Retained earnings	1,324,318	1,300,513
Accumulated other comprehensive loss, net	(224,975)	(227,654)
Total stockholders' equity	2,321,281	2,295,224
Total liabilities and stockholders' equity	$15,507,580	$15,631,054

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Interest income:
Loans and leases, including fees	$113,272	$109,071
Investment securities:
Investment securities available-for-sale	19,400	18,734
Investment securities held-to-maturity	12,466	13,021
Total investment income	31,866	31,755
Dividends from FHLB, FRB, and other stock	1,311	379
Interest-earning deposits with other institutions	2,661	1,797
Total interest income	149,110	143,002
Interest expense:
Deposits	23,052	25,322
Borrowings and customer repurchase agreements	7,972	6,800
Other	246	436
Total interest expense	31,270	32,558
Net interest income before provision for (recapture of) credit losses	117,840	110,444
Provision for (recapture of) credit losses	3,000	(2,000)
Net interest income after provision for (recapture of) credit losses	114,840	112,444
Noninterest income:
Service charges on deposit accounts	4,817	4,908
Trust and investment services	3,724	3,411
Bankcard services	667	630
BOLI income	3,139	2,831
Gain on OREO, net	—	2,183
Other	1,932	2,266
Total noninterest income	14,279	16,229
Noninterest expense:
Salaries and employee benefits	37,461	36,477
Occupancy and equipment	6,075	5,998
Professional services	2,518	2,081
Computer software expense	4,303	4,221
Marketing and promotion	2,061	1,988
Amortization of intangible assets	850	1,155
Provision for unfunded loan commitments	500	500
Acquisition related expenses	1,129	—
Other	5,671	6,724
Total noninterest expense	60,568	59,144
Earnings before income taxes	68,551	69,529
Income tax expense	17,549	18,425
Net earnings	$51,002	$51,104

Other comprehensive income:
Unrealized gain on securities arising during the period, before tax	$3,777	$49,360
Less: Income tax expense related to items of other comprehensive income	(1,098)	(14,596)
Other comprehensive income, net of tax	2,679	34,764
Comprehensive income	$53,681	$85,868

Basic earnings per common share	$0.38	$0.37
Diluted earnings per common share	$0.38	$0.36

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except share data)

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2026	135,551,799	$1,222,365	$1,300,513	$(227,654)	$2,295,224
Exercise of stock options	26,450	477	—	—	477
Shares issued and compensation expense, pursuant to stock-based compensation plan, net of stock surrendered and cancelled	212,931	(904)	—	—	(904)
Cash dividends declared on common stock ($0.20 per share)	—	—	(27,197)	—	(27,197)
Net earnings	—	—	51,002	—	51,002
Other comprehensive income	—	—	—	2,679	2,679
Balance, March 31, 2026	135,791,180	$1,221,938	$1,324,318	$(224,975)	$2,321,281

Balance, January 1, 2025	139,690,086	$1,296,881	$1,201,499	$(312,064)	$2,186,316
Repurchase of common stock	(954,313)	(18,687)	—	—	(18,687)
Exercise of stock options	14,950	252	—	—	252
Shares issued and compensation expense, pursuant to stock-based compensation plan, net of stock surrendered and cancelled	338,889	2,523	—	—	2,523
Cash dividends declared on common stock ($0.20 per share)	—	—	(27,853)	—	(27,853)
Net earnings	—	—	51,104	—	51,104
Other comprehensive income	—	—	—	34,764	34,764
Balance, March 31, 2025	139,089,612	$1,280,969	$1,224,750	$(277,300)	$2,228,419

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities
Interest and dividends received	$153,559	$148,887
Service charges and other fees received	11,091	10,966
Interest paid	(31,787)	(33,242)
Net cash paid to vendors, employees and others	(68,104)	(84,709)
Income taxes paid, net	(2,368)	(24)
Net cash provided by operating activities	62,391	41,878
Cash Flows from Investing Activities
Net change in interest-earning balances from depository institutions	8,127	(2,971)
Proceeds from repayment and maturity of investment securities available-for-sale	90,559	65,507
Proceeds from repayment and maturity of investment securities held-to-maturity	20,488	19,169
Purchases of investment securities held-to-maturity	(1,114)	(1,700)
Net increase in equity investments	(6,924)	(1,679)
Net decrease in loan and lease finance receivables	56,430	173,174
Purchase of premises and equipment	(1,145)	(679)
Proceeds from BOLI death benefit	—	901
Proceeds from sales of OREO	—	21,348
Net cash provided by investing activities	166,421	273,070
Cash Flows from Financing Activities
Net (decrease) increase in other deposits	(94,468)	53,311
Net decrease in time deposits	(32,290)	(11,771)
Net increase in customer repurchase agreements	3,656	14,276
Cash dividends on common stock	(27,110)	(27,938)
Repurchase of common stock and restricted stock	(3,080)	(18,687)
Proceeds from exercise of stock options	477	252
Net cash (used in) provided by financing activities	(152,815)	9,443
Net increase in cash and cash equivalents	75,997	324,391
Cash and cash equivalents, beginning of period	376,389	204,698
Cash and cash equivalents, end of period	$452,386	$529,089

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$51,002	$51,104
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of other real estate owned	—	(2,045)
Increase in BOLI	(3,139)	(2,831)
Net amortization of premiums and discounts on investment securities	3,908	3,878
Accretion of discount for acquired loans, net	(569)	(674)
Provision for (recapture of) credit losses	3,000	(2,000)
Provision for unfunded loan commitments	500	500
Stock-based compensation	2,176	2,523
Depreciation and amortization, net	4,530	4,820
Change in other assets and liabilities	983	(13,397)
Total adjustments	11,389	(9,226)
Net cash provided by operating activities	$62,391	$41,878

Supplemental Disclosure of Non-cash Investing Activities
Transfer of loans to other real estate owned	$43	$495

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS

The condensed consolidated financial statements include CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we”, “our” or the “Company”) and its wholly owned subsidiary: Citizens Business Bank, National Association (the “Bank” or “CBB”), after elimination of all intercompany transactions and balances. The Company has one inactive subsidiary, Chino Valley Bancorp.

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located throughout California. As of March 31, 2026, the Bank operated 62 banking centers, one loan production office in Temecula, CA, and three trust office locations. The Company is headquartered in the city of Ontario, California.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results anticipated for another interim period or the full year ending December 31, 2026. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”), filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Reclassification — Certain amounts in the prior periods’ unaudited condensed consolidated financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as discussed below, our accounting policies are described in Note 3 – Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2025 Form 10-K. As of March 31, 2026, there were no significant changes to accounting policies from those disclosed in our audited consolidated financial statements included in our 2025 Form 10-K.

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses. Other significant estimates, which may be subject to change, include fair value determinations and disclosures, impairment of investments, goodwill and loans, as well as valuation of deferred tax assets.

Business Segments — We regularly assess our strategic plans, operations, reporting structures and financial information provided to the Chief Executive Officer, our chief operating decision maker ("CODM"), to identify our reportable segments. At March 31, 2026 and since September 30, 2018, we have operated as one reportable segment. Changes to our reportable segments are expected to be infrequent.

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

The Company has determined that all of its banking divisions meet the aggregation criteria of Accounting Standards Updates (“ASU”) 2023-07, Segment Reporting, as its current operating model is structured whereby banking divisions serve a similar base of primarily commercial clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms, and therefore operates one line of business that is collectively reviewed by the CODM. The CODM regularly assesses performance of the aggregated single reporting segment and decides how to allocate resources based on net income calculated on the same basis as net income reported in the Company's consolidated statements of earnings and comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company's consolidated statements of earnings and comprehensive income. No additional qualitative segment disclosures are required based on this assessment.

Adoption of New Accounting Standards

Standard	Description	Adoption Timing	Impact on Financial Statements
ASU 2025-08, Financial Instruments — Credit Losses (Topic 326): Purchased Loans

In November 2025, the FASB issued ASU 2025-08, which expands the use of the gross-up approach in Accounting Standards Codification (“ASC”) 326, Credit Losses, to all “purchased seasoned loans.” The ASU defines purchased seasoned loans as loans that are not purchased credit deteriorated (“PCD”) financial assets. All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. Early adoption is permitted.

January 1, 2026

The Company elected to early adopt this ASU, effective January 1, 2026, on a prospective basis. This new guidance will be applied to the the accounting for the acquisition of Heritage Commerce Corp, which was completed in the second quarter of 2026. The Company is currently evaluating the impact of this adoption. For additional details related to the acquisition, see Note 15 – Subsequent Events of the notes to this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards Not Yet Adopted

Standard	Description	Adoption Timing	Impact on Financial Statements
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40 Disaggregation of Income Statement Expenses. This ASU requires disaggregated disclosure of income statement expenses for public business entities. This ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures in tabular format within the footnotes to the financial statements. The prescribed categories include employee compensation, depreciation, and intangible asset amortization. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods in fiscal years beginning after December 15, 2027.

This ASU is to be applied on a prospective basis, though early adoption and retrospective application are permitted.

		December 31, 2027	The Company is currently evaluating the impact of this ASU and does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements

In November 2025, the FASB issued ASU 2025-09, which amends certain aspects of hedge accounting guidance to better align with an entity's risk management activities and reflect those strategies in the financial statements. This ASU intended to enhance or clarify the guidance under ASC 815 in the following areas:
(1) Expanding the hedged risks permitted to be aggregated in a group of individual forecasted transactions, thereby enabling entities to apply hedge accounting to potentially broader portfolios of forecasted transactions;
(2) Enabling hedge accounting to forecasted interest payments on choose-your-rate debt and address existing diversity in practice;
(3) Expanding hedge accounting for forecasted purchases and sales of nonfinancial assets subject to certain criteria;
(4) Accommodating differences in the loan and swap markets that resulted from reference rate reform, eliminating the requirement for the net written option test in certain instances;
(5) Eliminating the recognition and presentation mismatch related to dual hedge strategies.

This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2026. Early adoption is permitted.

		December 31, 2027	The Company is currently evaluating the impact of this ASU and does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

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

This ASU is effective for interim reporting periods within annual reporting periods beginning after 15 December 2027. Early adoption is permitted.

		January 1, 2028	The Company is currently evaluating the impact of this ASU and does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

4. INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale (“AFS”) and held-to-maturity (“HTM”) investment securities are summarized below. Fair value is generally determined based on quoted prices for similar assets in active markets or quoted prices for identical assets in markets that are not active. Estimated fair values were obtained from an independent pricing service utilizing observable market data.

	March 31, 2026
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$35,348	$—	$(1)	$35,347	1.37%
Mortgage-backed securities	2,030,225	2,048	(202,191)	1,830,082	70.68%
CMO/REMIC	768,690	802	(110,135)	659,357	25.47%
Municipal bonds	21,416	22	(879)	20,559	0.79%
Collateralized loan obligations	42,000	—	(31)	41,969	1.62%
Other securities	1,805	—	—	1,805	0.07%
Unallocated portfolio layer fair value basis adjustments (1)	(3,915)	3,915	—	—	0.00%
Total available-for-sale securities	$2,895,569	$6,787	$(313,237)	$2,589,119	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$494,435	$—	$(84,150)	$410,285	21.99%
Mortgage-backed securities	546,830	—	(85,688)	461,142	24.32%
CMO/REMIC	746,292	—	(155,950)	590,342	33.20%
Municipal bonds	441,682	869	(30,806)	411,745	19.65%
Other securities (2)	18,799	—	—	18,799	0.84%
Total held-to-maturity securities	$2,248,038	$869	$(356,594)	$1,892,313	100.00%

	December 31, 2025
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$35,348	$17	$(81)	$35,284	1.32%
Mortgage-backed securities	2,089,155	2,199	(203,700)	1,887,654	70.35%
CMO/REMIC	800,896	2,314	(108,060)	695,150	25.91%
Municipal bonds	21,787	27	(524)	21,290	0.79%
Collateralized loan obligations	42,000	—	—	42,000	1.57%
Other securities	1,692	—	—	1,692	0.06%
Unallocated portfolio layer fair value basis adjustments (1)	(8,650)	8,650	—	—	0.00%
Total available-for-sale securities	$2,982,228	$13,207	$(312,365)	$2,683,070	100.00%

Investment securities held-to-maturity:
Government agency/GSE	$498,513	$—	$(82,741)	$415,772	21.96%
Mortgage-backed securities	557,860	25	(84,512)	473,373	24.57%
CMO/REMIC	751,639	—	(152,417)	599,222	33.10%
Municipal bonds	444,694	1,572	(26,826)	419,440	19.59%
Other securities (2)	17,685	—	—	17,685	0.78%
Total held-to-maturity securities	$2,270,391	$1,597	$(346,496)	$1,925,492	100.00%

(1)
Represents the amount of portfolio layer method basis adjustments related to AFS mortgage-backed securities (“MBS”) securities hedged in a closed portfolio. Under GAAP, these basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses of the hedged AFS securities. Refer to Note 9 for additional information.
(2)
Represents Commercial Property Assessed Clean Energy ("C-PACE") bonds.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable, and interest income on investment securities which is exempt from regular federal income tax.

	Three Months Ended
	March 31,
	2026	2025
	(Dollars in thousands)
Investment securities available-for-sale:
Taxable	$19,255	$18,590
Tax-advantaged	145	144
Total interest income from available-for-sale securities	19,400	18,734
Investment securities held-to-maturity:
Taxable	10,171	10,659
Tax-advantaged	2,295	2,362
Total interest income from held-to-maturity securities	12,466	13,021
Total interest income from investment securities	$31,866	$31,755

Approximately 89% of the total investment securities portfolio at March 31, 2026 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA or better general-obligation municipal bonds. The allowance for credit losses for HTM investment securities under the CECL model was zero at March 31, 2026 and December 31, 2025.

The following table presents the Company’s AFS and HTM investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$29,807	$(1)	$—	$—	$29,807	$(1)
Mortgage-backed securities	1,090	(1)	1,516,759	(202,190)	1,517,849	(202,191)
CMO/REMIC	97,793	(174)	336,632	(109,961)	434,425	(110,135)
Municipal bonds	2,715	(30)	16,892	(849)	19,607	(879)
Collateralized loan obligations	41,969	(31)	—	—	41,969	(31)
Total available-for-sale securities	$173,374	$(237)	$1,870,283	$(313,000)	$2,043,657	$(313,237)

Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$410,285	$(84,150)	$410,285	$(84,150)
Mortgage-backed securities	17,243	(12)	443,899	(85,676)	461,142	(85,688)
CMO/REMIC	—	—	590,342	(155,950)	590,342	(155,950)
Municipal bonds	31,817	(205)	317,674	(30,601)	349,491	(30,806)
Total held-to-maturity securities	$49,060	$(217)	$1,762,200	$(356,377)	$1,811,260	$(356,594)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
Investment securities available-for-sale:
Government agency/GSE	$5,919	$(81)	$—	$—	$5,919	$(81)
Mortgage-backed securities	32,579	(71)	1,586,803	(203,629)	1,619,382	(203,700)
CMO/REMIC	—	—	344,865	(108,060)	344,865	(108,060)
Municipal bonds	—	—	17,600	(524)	17,600	(524)
Total available-for-sale securities	$38,498	$(152)	$1,949,268	$(312,213)	$1,987,766	$(312,365)

Investment securities held-to-maturity:
Government agency/GSE	$—	$—	$415,772	$(82,741)	$415,772	$(82,741)
Mortgage-backed securities	—	—	455,255	(84,512)	455,255	(84,512)
CMO/REMIC	—	—	599,222	(152,417)	599,222	(152,417)
Municipal bonds	3,690	(11)	321,723	(26,815)	325,413	(26,826)
Total held-to-maturity securities	$3,690	$(11)	$1,791,972	$(346,485)	$1,795,662	$(346,496)

At March 31, 2026, investment securities with carrying values of $2.74 billion were pledged to secure various types of deposits, including $964.8 million of public funds. In addition, investment securities with carrying values of $1.95 billion were pledged to secure $572.7 million for repurchase agreements, $1.32 billion for unused borrowing capacity, and approximately $56.3 million for other purposes as required or permitted by law.

At December 31, 2025, investment securities with carrying values of $2.74 billion were pledged to secure various types of deposits, including $942.0 million of public funds. In addition, investment securities with carrying values of $2.0 billion were pledged to secure $548.6 million for repurchase agreements, $1.35 billion for unused borrowing capacity, and approximately $57.0 million for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities at March 31, 2026, by contractual maturity, are shown in the following table. Although mortgage-backed securities and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 25 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	March 31, 2026
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$42,472	$40,943	$5,576	$5,566
Due after one year through five years	15,019	18,705	112,286	105,894
Due after five years through ten years	11,761	11,055	343,763	300,217
Due after ten years	2,826,317	2,518,416	1,786,413	1,480,636
Total investment securities	$2,895,569	$2,589,119	$2,248,038	$1,892,313

Investment in Federal Home Loan Bank and Federal Reserve Bank of San Francisco Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”), and members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors. The Bank is a also member of the Federal Reserve Bank of San Francisco (“FRB”) System and is required to subscribe a certain amount of FRB stock based on the Bank's capital and surplus. The investments in FHLB and FRB stock are carried at cost and are periodically evaluated for impairment based on, among other things, the capital adequacy and overall financial condition of the FHLB and FRB. No impairment losses were recorded as of March 31, 2026.

5. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table provides a summary of total loans and lease finance receivables by type.

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Commercial real estate	$6,631,238	$6,574,395
Construction	59,329	37,812
SBA	291,702	282,401
Commercial and industrial	952,260	973,631
Dairy & livestock and agribusiness	314,838	431,577
Municipal lease finance receivables	57,453	59,542
SFR mortgage	278,214	281,766
Consumer and other loans	58,282	58,069
Total loans, at amortized cost	8,643,316	8,699,193
Less: Allowance for credit losses	(80,170)	(77,161)
Total loans and lease finance receivables, net	$8,563,146	$8,622,032

As of March 31, 2026, 80.63% of the Company’s total loan portfolio consisted of real estate loans, with commercial real estate loans representing 76.7% of total loans. The Company’s real estate loans and construction loans are secured by real properties primarily located in California. As of March 31, 2026, $428.8 million, or 6.47% of the total commercial real estate loans included loans secured by farmland, compared to $424.5 million, or 6.46%, at December 31, 2025. The loans secured by farmland included $123.5 million for loans secured by dairy & livestock land and $305.3 million for loans secured by agricultural land at March 31, 2026, compared to $119.0 million for loans secured by dairy & livestock land and $305.5 million for loans secured by agricultural land at December 31, 2025. As of March 31, 2026, dairy & livestock and agribusiness loans of $314.8 million were comprised of $272.1 million of dairy & livestock loans and $42.7 million of agribusiness loans, compared to $431.6 million comprised of $386.1 million of dairy & livestock loans and $45.5 million of agribusiness loans December 31, 2025.

At March 31, 2026 and December 31, 2025, loans totaling $6.47 billion and $6.47 billion, respectively, were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of March 31, 2026 and December 31, 2025.

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

The following tables summarize loans by type and origination year, according to our internal risk ratings as of the dates presented.

	Origination Year						Revolving loans amortized	Revolving loans converted to
March 31, 2026	2026	2025	2024	2023	2022	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$231,262	$594,619	$240,744	$371,646	$1,107,013	$3,508,573	$264,662	$34,515	$6,353,034
Special Mention	—	4,246	5,276	8,308	60,360	143,763	12,604	8,741	243,298
Substandard	—	393	8,831	6,174	7,217	10,340	1,951	—	34,906
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$231,262	$599,258	$254,851	$386,128	$1,174,590	$3,662,676	$279,217	$43,256	$6,631,238
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction loans:
Risk Rating:
Pass	$62	$33,056	$15,968	$—	$10,243	$—	$—	$—	$59,329
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$62	$33,056	$15,968	$—	$10,243	$—	$—	$—	$59,329
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$21,115	$46,610	$24,265	$11,310	$44,123	$136,798	$—	$—	$284,221
Special Mention	—	—	—	647	—	1,231	—	—	1,878
Substandard	—	—	—	—	1,526	4,077	—	—	5,603
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$21,115	$46,610	$24,265	$11,957	$45,649	$142,106	$—	$—	$291,702
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial loans:
Risk Rating:
Pass	$40,297	$118,460	$69,057	$64,588	$66,081	$185,132	$348,320	$10,326	$902,261
Special Mention	—	75	719	1,345	3,708	3,020	8,033	2,611	19,511
Substandard	—	2,900	224	1,552	1,143	2,659	18,309	3,701	30,488
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$40,297	$121,435	$70,000	$67,485	$70,932	$190,811	$374,662	$16,638	$952,260
Current YTD Period: Gross charge-offs	$—	$—	$102	$—	$21	$—	$—	$—	$123

	Origination Year						Revolving loans amortized	Revolving loans converted to
March 31, 2026	2026	2025	2024	2023	2022	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$40	$3	$202	$—	$—	$1,089	$292,576	$37	$293,947
Special Mention	—	—	355	—	—	74	9,194	—	9,623
Substandard	—	—	—	—	—	—	11,268	—	11,268
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$40	$3	$557	$—	$—	$1,163	$313,038	$37	$314,838
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$78	$544	$2,619	$—	$4,479	$49,733	$—	$—	$57,453
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$78	$544	$2,619	$—	$4,479	$49,733	$—	$—	$57,453
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$4,151	$33,956	$16,374	$16,689	$56,733	$149,407	$—	$—	$277,310
Special Mention	—	—	—	—	—	360	—	248	608
Substandard	—	—	—	—	—	296	—	—	296
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$4,151	$33,956	$16,374	$16,689	$56,733	$150,063	$—	$248	$278,214
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$1,110	$849	$4,401	$1,493	$441	$934	$45,787	$2,380	$57,395
Special Mention	—	—	—	—	—	—	390	—	390
Substandard	—	—	—	—	—	—	200	297	497
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$1,110	$849	$4,401	$1,493	$441	$934	$46,377	$2,677	$58,282
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Loans, at amortized cost:
Risk Rating:
Pass	$298,115	$828,097	$373,630	$465,726	$1,289,113	$4,031,666	$951,345	$47,258	$8,284,950
Special Mention	—	4,321	6,350	10,300	64,068	148,448	30,221	11,600	275,308
Substandard	—	3,293	9,055	7,726	9,886	17,372	31,728	3,998	83,058
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$298,115	$835,711	$389,035	$483,752	$1,363,067	$4,197,486	$1,013,294	$62,856	$8,643,316
Current YTD Period: Total gross charge-offs	$—	$—	$102	$—	$21	$—	$—	$—	$123

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2025	2025	2024	2023	2022	2021	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$595,637	$304,734	$378,718	$1,143,941	$962,666	$2,631,270	$251,597	$34,757	$6,303,320
Special Mention	3,604	12,317	8,364	45,946	34,806	121,473	8,548	8,751	243,809
Substandard	1,456	—	3,327	7,266	4,578	10,108	531	—	27,266
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial real estate loans:	$600,697	$317,051	$390,409	$1,197,153	$1,002,050	$2,762,851	$260,676	$43,508	$6,574,395
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction loans:
Risk Rating:
Pass	$15,742	$11,829	$—	$10,241	$—	$—	$—	$—	$37,812
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Construction loans:	$15,742	$11,829	$—	$10,241	$—	$—	$—	$—	$37,812
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SBA loans:
Risk Rating:
Pass	$48,707	$25,775	$12,077	$44,550	$45,057	$100,201	$—	$—	$276,367
Special Mention	—	—	—	—	—	391	—	—	391
Substandard	—	—	—	1,537	13	4,093	—	—	5,643
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SBA loans:	$48,707	$25,775	$12,077	$46,087	$45,070	$104,685	$—	$—	$282,401
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$118	$—	$—	$118

Commercial and industrial loans:
Risk Rating:
Pass	$133,937	$73,869	$85,504	$73,264	$50,997	$143,690	$358,873	$9,880	$930,014
Special Mention	83	62	1,635	4,497	951	359	20,756	2,931	31,274
Substandard	2,900	—	1,399	641	138	2,561	990	3,714	12,343
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Commercial and industrial loans:	$136,920	$73,931	$88,538	$78,402	$52,086	$146,610	$380,619	$16,525	$973,631
Current YTD Period: Gross charge-offs	$—	$—	$392	$—	$—	$—	$—	$127	$519

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2025	2025	2024	2023	2022	2021	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$3	$211	$—	$—	$507	$610	$411,447	$56	$412,834
Special Mention	—	376	—	—	—	82	11,435	—	11,893
Substandard	—	—	—	—	—	—	6,850	—	6,850
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Dairy & livestock and agribusiness loans:	$3	$587	$—	$—	$507	$692	$429,732	$56	$431,577
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Municipal lease finance receivables loans:
Risk Rating:
Pass	$570	$2,699	$—	$4,479	$23,701	$28,093	$—	$—	$59,542
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Municipal lease finance receivables loans:	$570	$2,699	$—	$4,479	$23,701	$28,093	$—	$—	$59,542
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SFR mortgage loans:
Risk Rating:
Pass	$36,561	$16,445	$16,766	$57,988	$38,394	$114,687	$—	$—	$280,841
Special Mention	—	—	—	—	—	370	—	252	622
Substandard	—	—	—	—	—	303	—	—	303
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total SFR mortgage loans:	$36,561	$16,445	$16,766	$57,988	$38,394	$115,360	$—	$252	$281,766
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and other loans:
Risk Rating:
Pass	$3,037	$4,497	$1,792	$504	$659	$426	$42,860	$3,588	$57,363
Special Mention	—	—	—	—	19	—	391	—	410
Substandard	—	—	—	—	—	—	—	296	296
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Consumer and other loans:	$3,037	$4,497	$1,792	$504	$678	$426	$43,251	$3,884	$58,069
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$5	$—	$5

Total Loans, at amortized cost:
Risk Rating:
Pass	$834,194	$440,059	$494,857	$1,334,967	$1,121,981	$3,018,977	$1,064,777	$48,281	$8,358,093
Special Mention	3,687	12,755	9,999	50,443	35,776	122,675	41,130	11,934	288,399
Substandard	4,356	—	4,726	9,444	4,729	17,065	8,371	4,010	52,701
Doubtful & Loss	—	—	—	—	—	—	—	—	—
Total Loans at amortized cost:	$842,237	$452,814	$509,582	$1,394,854	$1,162,486	$3,158,717	$1,114,278	$64,225	$8,699,193
Current YTD Period: Gross charge-offs	$—	$—	$392	$—	$—	$118	$5	$127	$642

Allowance for Credit Losses (“ACL”)

The Company's allowance models calculate reserves over the average life of the loan, which includes the remaining time to maturity, adjusted for estimated prepayments applied as an adjustment to our commercial real estate and commercial and industrial loans. Our allowance for credit losses is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. A majority of the ACL relates to loans within the Commercial Real Estate and Commercial and Industrial methodologies, each evaluated on a collective basis. Our ACL amounts are largely driven by portfolio characteristics, including loss history, internal risk grading, various risk attributes, and the economic outlook for certain macroeconomic variables. Risk attributes for commercial real estate loans include original loan to value ratios, origination year, loan seasoning, and macroeconomic variables that include Real GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans. The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans. The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the amortized cost basis of the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes. The Company’s ACL estimate incorporates a reasonable and supportable forecast of various macroeconomic variables over the remaining average life of our loans. This forecast incorporates an assumption that each macroeconomic variable will revert to a long-term expectation, starting in years two through three, of the reasonable and supportable forecast period, with the reversion largely completed within the first five years of the forecast. The economic forecast is based on probability weighted scenarios to address macroeconomic uncertainty. Our methodology for assessing the appropriateness of the allowance is reviewed on a regular basis and considers overall risks in the Bank’s loan portfolio. Refer to Note 3 – Summary of significant Accounting Policies included in the 2025 Form 10-K for a more detailed discussion concerning the allowance for credit losses.

The ACL totaled $80.2 million at March 31, 2026, compared to $77.2 million at December 31, 2025. The $3.0 million increase in the ACL from December 31, 2025 to March 31, 2026 was comprised of $3.0 million in provision for credit losses and $9,000 in net recoveries. At March 31, 2026, the ACL as a percentage of total loans and leases, at amortized cost, was 0.93%, compared to 0.89% at December 31, 2025. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast as well as multiple forecasts weighted for both upside and downside risks to the baseline forecast. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with upside and downside risks weighted among multiple forecasts. As of March 31, 2026, the resulting weighted forecast reflects Real GDP growth declining throughout 2026 and staying below 2% through 2027. The unemployment rate is forecasted to increase, with unemployment averaging 5% by the middle of 2026 and remaining above 5% through 2028. Commercial real estate values are forecasted to continue their decline through the end of 2026.

Management believes that the ACL was appropriate at March 31, 2026 and December 31, 2025. Due to inflationary pressures, changing interest rates, lower commercial real estate values, international tariffs, and geopolitical events, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Three Months Ended March 31, 2026
	Ending Balance December 31, 2025	Charge-offs	Recoveries	Provision for (recapture of) credit losses	Ending Balance March 31, 2026
	(Dollars in thousands)
Commercial real estate	$61,661	$—	$—	$(2,338)	$59,323
Construction	593	—	—	223	816
SBA	2,720	—	4	97	2,821
Commercial and industrial	8,438	(123)	128	4,101	12,544
Dairy & livestock and agribusiness	2,486	—	—	862	3,348
Municipal lease finance receivables	251	—	—	13	264
SFR mortgage	442	—	—	15	457
Consumer and other loans	570	—	—	27	597
Total allowance for credit losses	$77,161	$(123)	$132	$3,000	$80,170

	Three Months Ended March 31, 2025
	Ending Balance December 31, 2024	Charge-offs	Recoveries	(Recapture of) provision for credit losses	Ending Balance March 31, 2025
	(Dollars in thousands)
Commercial real estate	$66,237	$—	$—	$(935)	$65,302
Construction	312	—	6	(80)	238
SBA	2,629	(19)	22	(24)	2,608
Commercial and industrial	6,093	(21)	142	(96)	6,118
Dairy & livestock and agribusiness	3,610	—	—	(786)	2,824
Municipal lease finance receivables	205	—	—	5	210
SFR mortgage	424	—	—	3	427
Consumer and other loans	612	—	—	(87)	525
Total allowance for credit losses	$80,122	$(40)	$170	$(2,000)	$78,252

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due loans and larger credits, designed to identify potential charges to the allowance for credit losses, are conducted on a regular and ongoing basis. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, loan loss experience, estimated credit losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note 3 – Summary of Significant Accounting Policies, included in the 2025 Form 10-K, for additional discussion concerning the Bank’s policy for past due and nonperforming loans.

The following table presents the recorded investment in, and the aging of, past due loans (including nonaccrual loans), by type of loans as of the dates presented.

	March 31, 2026
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$4,069	$—	$1,307	$5,376	$2,353,988	$2,359,364
Non-owner occupied	647	—	786	1,433	4,270,441	4,271,874
Construction
Speculative (1)	—	—	—	—	15,571	15,571
Non-speculative	—	—	—	—	43,758	43,758
SBA	1,553	—	477	2,030	289,672	291,702
Commercial and industrial	213	137	369	719	951,541	952,260
Dairy & livestock and agribusiness	—	—	—	—	314,838	314,838
Municipal lease finance receivables	—	—	—	—	57,453	57,453
SFR mortgage	248	—	—	248	277,966	278,214
Consumer and other loans	—	—	—	—	58,282	58,282
Total loans at amortized cost	$6,730	$137	$2,939	$9,806	$8,633,510	$8,643,316

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$2,887	$—	$43	$2,930	$2,330,311	$2,333,241
Non-owner occupied	—	—	4,143	4,143	4,237,011	4,241,154
Construction
Speculative (1)	—	—	—	—	12,151	12,151
Non-speculative	—	—	—	—	25,661	25,661
SBA	30	—	21	51	282,350	282,401
Commercial and industrial	261	—	478	739	972,892	973,631
Dairy & livestock and agribusiness	—	—	—	—	431,577	431,577
Municipal lease finance receivables	—	—	—	—	59,542	59,542
SFR mortgage	—	—	—	—	281,766	281,766
Consumer and other loans	—	—	—	—	58,069	58,069
Total loans at amortized cost	$3,178	$—	$4,685	$7,863	$8,691,330	$8,699,193

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

Amortized cost of our finance receivables and loans that are on nonaccrual status, including loans with no allowance are presented as of March 31, 2026 and December 31, 2025 by type of loan.

	March 31, 2026
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1) (2)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$1,307	$1,307	$—
Non-owner occupied	786	786	—
SBA	477	477	—
Commercial and industrial	369	3,574	—
Total loans at amortized cost	$2,939	$6,144	$—

(1)
As of March 31, 2026, $2.9 million of nonaccruing loans were current, $213,000 were 30-59 days past due, $49,000 were 60-89 days past due, and $2.9 million were 90+ days past due.
(2)
As of March 31, 2026, there were no guaranteed portion of nonaccrual SBA loans that are in process of collection.

	December 31, 2025
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1) (2)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$43	$43	$—
Non-owner occupied	4,143	4,143	—
SBA	21	21	—
Commercial and industrial	478	478	—
Total loans at amortized cost	$4,685	$4,685	$—

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

	March 31, 2026			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$2,093	$—	$—	6
SBA	474	3	—	2
Commercial and industrial	—	144	3,428	13
Total collateral-dependent loans	$2,567	$147	$3,428	21

	December 31, 2025			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$4,143	$—	$—	1
SBA	21	—	—	1
Commercial and industrial	—	477	—	3
Total collateral-dependent loans	$4,164	$477	$—	5

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit. The Company evaluates credit risk associated with the off-balance sheet loan commitments in the same manner as it evaluates credit risk associated with the loan and lease portfolio. The Bank's ACL methodology produced an allowance of $8.8 million for the off-balance sheet credit exposures as of March 31, 2026. There was a $500,000 provision for unfunded loan commitments for the three months ended March 31, 2026, compared to a $500,000 provision for the three months ended March 31, 2025. As of March 31, 2026 and December 31, 2025, the balance in this reserve was $8.8 million and $8.3 million, respectively, and was included in other liabilities.

Modifications of Loans to Borrowers Experiencing Financial Difficulty

There were two loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2026 with an amortized cost totaling $15.1 million as of March 31, 2026, including one commercial and industrial loan for $10.4 million and one dairy & livestock and agribusiness loan for $4.7 million.

The tables below reflect the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2026 and 2025 by loan class and modification type.

	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
March 31, 2026
Term Extension
Commercial and industrial	$10,421	0.12%	Added a weighted-average 1.0 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	4,699	0.05%	Added a weighted-average 1 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Total Modified	$15,120

	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
March 31, 2025
Term Extension
Commercial real estate loans	$7,516	0.09%	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	2,728	0.03%	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	1,025	0.01%	Added a weighted-average 1.6 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Total	$11,269

Term Extension and Interest Rate Reduction
Commercial real estate loans	$680	0.01%	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10.00% to 7.25%.
Total	680
Total Modified	$11,949

During the three months ended March 31, 2026 and 2025, there was no modified loans that subsequently defaulted within twelve months of the modification date. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty as of March 31, 2026.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
	(Dollars in thousands)
Commercial and industrial	$17,556	$—	$—
Dairy & livestock and agribusiness	4,699	—	—
Total	$22,255	$—	$—

6. BORROWINGS

Customer Repurchase Agreements

The Bank offers a repurchase agreement product to its customers, known as Citizens Sweep Manager. Under this program, the Bank sells investment securities overnight to customers under an agreement to repurchase (“repurchase agreement”) the securities the next business day at a price reflecting the market value of the use of funds for the period. These repurchase agreements are entered into with customers whose demand deposit account balances exceed a pre-determined threshold. Excess funds above this threshold are invested in overnight repurchase agreements, which earn interest for the customer. As of March 31, 2026, total funds borrowed under these agreements were $494.3 million, with an average interest rate of 1.71% during the first quarter of 2026, compared to $490.6 million at December 31, 2025, with an average interest rate of 1.72%.

Federal Home Loan Bank Advances and Other Borrowings

As of March 31, 2026 and December 31, 2025, borrowings totaled $500 million, which consisted of FHLB advances at an average interest rate of 4.55%. The FHLB advances included $300 million, at a fixed interest rate of 4.73%, maturing in May 2026, and $200 million, at a fixed interest rate of 4.27%, maturing in May 2027.

As of March 31, 2026, $6.47 billion of loans and $4.68 billion of investment securities, at carrying value, were pledged to secure public deposits, repurchase agreements, borrowing lines, and for other purposes as required or permitted by law. At December 31, 2025, $6.47 billion of loans and $3.35 billion of investment securities, at carrying value, were pledged to secure public deposits, repurchase agreements, borrowing lines, and for other purposes as required or permitted by law.

At March 31, 2026, the Bank's secured borrowing capacity with the FHLB and FRB totaled $5.70 billion, of which $5.20 billion was available as of March 31, 2026. The Bank also has $305.0 million in unsecured Fed Funds lines of credit with other major U.S. banks. These lines of credit are available for overnight borrowings. At December 31, 2025, the Bank's secured borrowing capacity with the FHLB and FRB totaled $5.78 billion, of which $5.28 billion was available as of December 31, 2025. The Bank also has $305.0 million in unsecured Fed Funds lines of credit with other major U.S. banks. These lines of credit are available for overnight borrowings.

7. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three months ended March 31, 2026, and 2025, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 345,000 and 717,000, respectively.

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$51,002	$51,104
Less: Net earnings allocated to restricted stock	364	334
Net earnings allocated to common shareholders	$50,638	$50,770
Weighted average shares outstanding	134,760	138,974
Basic earnings per common share	$0.38	$0.37

Diluted earnings per common share:
Net income allocated to common shareholders	$50,638	$50,770
Weighted average shares outstanding	134,760	138,974
Incremental shares from assumed exercise of outstanding options	156	320
Diluted weighted average shares outstanding	134,916	139,294
Diluted earnings per common share	$0.38	$0.36

8. FAIR VALUE INFORMATION

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The valuation methodologies for financial assets and liabilities measured at fair value on a recurring and non-recurring basis are described in Note 17 — Fair Value Information, included in the 2025 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of the dates presented.

	Carrying Value at March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$35,347	$—	$35,347	$—
Mortgage-backed securities	1,830,082	—	1,830,082	—
CMO/REMIC	659,357	—	659,357	—
Municipal bonds	20,559	—	20,559	—
Collateralized loan obligations	41,969		41,969
Other securities	1,805	—	1,805	—
Total investment securities - AFS	2,589,119	—	2,589,119	—
Derivatives not designated as hedging instruments:
Interest rate swaps	82	—	82	—
Total assets	$2,589,201	$—	$2,589,201	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$82	$—	$82	$—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	3,915	—	3,915	—
Cash flow hedges: interest rate swaps	1,224	—	1,224	—
Total liabilities	$5,221	$—	$5,221	$—

	Carrying Value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Description of assets
Investment securities - AFS:
Government agency/GSE	$35,284	$—	$35,284	$—
Mortgage-backed securities	1,887,654	—	1,887,654	—
CMO/REMIC	695,150	—	695,150	—
Municipal bonds	21,290	—	21,290	—
Collateralized loan obligations	42,000		42,000
Other securities	1,692	—	1,692	—
Total investment securities - AFS	2,683,070	—	2,683,070	—
Derivatives not designated as hedging instruments:
Interest rate swaps	161	—	161	—
Total assets	$2,683,231	$—	$2,683,231	$—
Description of liability
Derivatives not designated as hedging instruments:
Interest rate swaps	$161	$—	$161	$—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	8,650	—	8,650	—
Cash flow hedges: interest rate swaps	2,619	—	2,619	—
Total liabilities	$11,430	$—	$11,430	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at March 31, 2026 and December 31, 2025, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying value at March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For The Three Months Ended March 31, 2026
	(Dollars in thousands)
Description of assets
Loans:
Commercial and industrial	$3,059	$—	$—	$3,059	$2,759
Other real estate owned	43	—	—	43	—
Total assets	$3,102	$—	$—	$3,102	$2,759

	Carrying value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For The Year Ended December 31, 2025
	(Dollars in thousands)
Description of assets
Loans:
Commercial real estate	$12,614	$—	$—	$12,614	$2
SBA	24	—	—	24	—
Commercial and industrial	8,953	—	—	8,953	254
Other real estate owned	163	—	—	163	—
Total assets	$21,754	$—	$—	$21,754	$256

Fair Value of Financial Instruments

The following disclosure presents the estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of March 31, 2026 and December 31, 2025, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	March 31, 2026
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$452,386	$452,386	$—	$—	$452,386
Interest-earning balances due from depository institutions	4,937	—	4,937	—	4,937
Investment securities available-for-sale	2,589,119	—	2,589,119	—	2,589,119
Investment securities held-to-maturity	2,248,038	—	1,892,313	—	1,892,313
Total loans, net of allowance for credit losses	8,563,146	—	—	8,425,435	8,425,435
Derivatives not designated as hedging instruments:
Interest rate swaps	82	—	82	—	82
Liabilities
Deposits:
Interest-bearing	$4,844,717	$—	$4,842,468	$—	$4,842,468
Borrowings	994,257	—	946,756	—	946,756
Derivatives not designated as hedging instruments:
Interest rate swaps	82	—	82	—	82
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	3,915	—	3,915	—	3,915
Cash flow hedges: interest rate swaps	1,224	—	1,224	—	1,224

	December 31, 2025
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Total cash and cash equivalents	$376,389	$376,389	$—	$—	$376,389
Interest-earning balances due from depository institutions	13,064	—	13,064	—	13,064
Investment securities available-for-sale	2,683,070	—	2,683,070	—	2,683,070
Investment securities held-to-maturity	2,270,391	—	1,925,492	—	1,925,492
Total loans, net of allowance for credit losses	8,622,032	—	—	8,514,750	8,514,750
Derivatives not designated as hedging instruments:
Interest rate swaps	161	—	161	—	161
Liabilities
Deposits:
Interest-bearing	$5,271,291	$—	$5,268,983	$—	$5,268,983
Borrowings	990,601	—	941,735	—	941,735
Derivatives not designated as hedging instruments:
Interest rate swaps	161	—	161	—	161
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	8,650	—	8,650	—	8,650
Cash flow hedges: interest rate swaps	2,619	—	2,619	—	2,619

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2026 and December 31, 2025, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

9. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Not Designated as Hedging Instruments

As part of its ongoing asset/liability management strategy, the Company utilizes interest rate swap agreements (“swaps”) to manage exposure to interest rate risk. As of March 31, 2026, the Company has entered into 101 interest-rate swap agreements with customers with an aggregate notional amount totaling $310.7 million. Under the terms of the interest rate swap agreements with customers, the Company pays a variable rate and receives a fixed rate. Concurrently, the Company entered into a corresponding offsetting swap with a third-party financial institution to mitigate the Company's interest rate risk exposure arising from the customer swap. The net effect of these arrangements allows the Company to retain a variable rate loan exposure, while providing the customer with economic equivalent of a fixed rate loan. The variable rate received by the Company is based on Secured Overnight Financing Rate (“SOFR”) plus a contractual spread.

These swaps do not qualify for hedging accounting and are accounted for as freestanding derivatives. Accordingly, these instruments are recorded at fair value as components of other assets and other liabilities on the Company’s consolidated balance sheet. Changes in the fair value of these swaps are recognized in the Company’s statement of earnings as a component of noninterest income. The changes in the fair value of the customer swaps and the corresponding counterparty swaps generally offset each other; therefore, these derivative instruments are not expected to have a material impact on the Company’s results of operations. However, the Company is exposed to credit risk related to both customer and counterparty’s performance under these agreements. The swaps are subject to a master netting arrangement with its counterparties and include provisions that require the posting of collateral when the fair value of the derivative exceeds certain agreed upon threshold limits.

Management believes that the potential credit risk associated with customer interest rate swaps is mitigated through the loan underwriting process that consider the additional exposure arising from the related derivative, as well as through ongoing monitoring of counterparty creditworthiness. Nevertheless, these derivatives are subject to market and counterparty credit risk, and there can be no assurance that mitigation efforts will be fully effective.

Derivatives Designated as Hedging Instruments

Fair Value Hedges

To manage interest rate risk associated with our AFS MBS securities portfolio, the Company entered into pay-fixed, receive-floating interest rate swap contracts to hedge exposure to changes in the fair value of the hedged portfolio attributable to changes in interest rates. These interest rate swap contracts are designated as fair value hedges that qualify for hedge accounting under ASC 815, Derivatives and Hedging. The Company has elected to apply the portfolio layer method for these fair value hedges in accordance with ASU 2022-01. Under this method, the hedged item is defined as a stated amount of the closed AFS portfolio. Basis adjustments resulting from hedge accounting are recorded at the portfolio level and are not allocated to individual securities. These basis adjustments impact the unrealized gains and losses of the AFS securities within the closed portfolio and are reflected in accumulated other comprehensive income (“AOCI”). The related interest rate swaps are recorded within other assets and other liabilities on our consolidated balance sheet. For qualifying fair value hedges, changes in the fair value of the derivative instruments and changes in the fair value of the hedged portfolio layer attributable to the hedged risk are recognized in earnings as they occur. Amounts recognized in earnings are recorded in “investment securities available-for-sale” as part of interest income in the consolidated statements of earnings, consistent with the classification of the hedged AFS securities.

In May 2025, the Company terminated $700 million notional of pay-fixed interest rate swaps with a weighted average fixed rate of approximately 3.7%, which were originally scheduled to mature in June of 2028. These swaps were replaced with new pay-fixed interest rate swaps with maturity dates in May of 2029, 2030 and 2031, with a weighted pay-fixed rate of 3.68%. At March 31, 2026 and December 31, 2025, interest rate swaps with an aggregate notional amount of $700 million were designated as fair value hedges.

Cash Flow Hedges

To manage our interest rate risk associated with brokered certificates of deposits (“CDs”), FHLB advances or other fixed rate advances, the Company enters into interest rate derivative contracts that are designated as qualifying cash flow hedges to mitigate the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rates. During the first quarter of 2024, the Company issued $300 million of 3-month term brokered CDs and entered into 3-year pay-fixed interest rate swaps with a notional amount of $300 million maturing in the second quarter of 2027. The swaps carry a weighted average fixed rate of approximately 4.10%, with the Company receiving daily SOFR. These swaps are designated as cash flow hedges to mitigate interest rate risk associated with the brokered CDs.

To qualify for hedge accounting, the Company performs a formal effectiveness assessment at inception using statistical regression analysis, and continues to monitor effectiveness each reporting period through quantitative or qualitative methods. If a hedge is determined to be ineffective, hedge accounting is discontinued and any gain or loss in AOCI is recognized in earnings immediately. The cash flow hedges are recorded at fair value in other assets or other liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax. All related cash flows are reported in the operating activities section of the consolidated statement of cash flows. Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the hedged item.

Balance Sheet Classification of Derivative Financial Instruments

As of March 31, 2026 and December 31, 2025, the notional amount, the location of the asset and liability, and their respective fair values, are summarized in the tables below.

	March 31, 2026
	Asset Derivatives			Liability Derivatives
	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$310,742	Other assets	$82	$310,742	Other liabilities	$82
Total derivatives			$82			$82

Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$—	Other assets	$—	$700,000	Other liabilities	$3,915
Cash flow hedges: interest rate swaps	—	Other assets	—	300,000	Other liabilities	1,224
Total			$—			$5,139

	December 31, 2025
	Asset Derivatives			Liability Derivatives
	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$318,385	Other assets	$161	$318,385	Other liabilities	$161
Total derivatives			$161			$161

Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$—	Other assets	$—	$700,000	Other liabilities	$8,650
Cash flow hedges: interest rate swaps	—	Other assets	—	300,000	Other liabilities	2,619
Total			$—			$11,269

The Effect of Derivatives Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivative financial instruments on the condensed consolidated statements of earnings for the periods presented.

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
Three Months Ended March 31,
		2026	2025
(Dollars in thousands)
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps	Other income	$—	$—
Total		$—	$—

	Location of Gain Recognized in Income on Derivative Instruments	Amount of (Losses) Gains Recognized in Interest Income on Derivative Instruments
		Three Months Ended March 31,
		2026	2025
		(Dollars in thousands)
Derivatives Designated as Hedging Instruments:
Fair value hedges: interest rate swaps	Interest income	$(96)	$1,052
Cash flow hedges: interest rate swaps	Interest expense	(332)	168
Total		$(428)	$1,220

10. BALANCE SHEET OFFSETTING

Assets and liabilities relating to certain financial instruments, including, derivative instruments and securities sold under repurchase agreements, may be eligible for offset in the condensed consolidated balance sheets as permitted under accounting guidance. As noted above, our interest rate swap derivatives are subject to master netting arrangements. Our interest rate swap derivatives require the Company to pledge investment securities as collateral based on certain risk thresholds. Investment securities that have been pledged by the Company to counterparties continue to be reported in the Company’s condensed consolidated balance sheets unless the Company defaults. The Company offer a repurchase agreement product to our customers, which include master netting agreements that allow for the netting of collateral positions. This product, known as Citizens Sweep Manager, involves the sale of certain of securities overnight to customers under agreements to repurchase the securities the next business day. The repurchase agreements are not offset in the Company’s condensed consolidated balances.

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the consolidated balance sheets that are subject to enforceable master netting arrangement at March 31, 2026 and December 31, 2025.

	Gross Amounts Recognized in the Condensed	Gross Amounts Offset in the Condensed	Net Amounts Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments		Collateral Pledged		Net Amount
	(Dollars in thousands)
March 31, 2026
Financial assets:
Derivatives assets	$82	$—	$82	$—		$—		$82
Total	$82	$—	$82	$—		$—		$82

Financial liabilities:
Derivatives liabilities	$32,449	$(27,228)	$5,221	$(5,139)		$27,980		$28,062
Repurchase agreements	494,257	—	494,257	(494,257)		—		—
Total	$526,706	$(27,228)	$499,478	$(499,396)	(1)	$27,980	(2)	$28,062

December 31, 2025
Financial assets:
Derivatives assets	$161	$—	$161	$—		$—		$161
Total	$161	$—	$161	$—		$—		$161

Financial liabilities:
Derivatives liabilities	$38,549	$(27,119)	$11,430	$27,119		$14,376		$52,925
Repurchase agreements	490,601	—	490,601	—		(521,878)		(31,277)
Total	$529,150	$(27,119)	$502,031	$27,119		$(507,502)		$21,648

(1)
Represents the fair value of securities pledged with counterparty bank.
(2)
Represents cash collateral received from or pledged with counterparty bank. Amounts are limited to the derivative asset or liability balance and, accordingly, do not include excess collateral, if any, received or pledged.

11. OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of OCI for the periods presented.

	Three Months Ended March 31,
	2026			2025
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in accumulated OCI	$(2,556)	$743	$(1,813)	$59,279	$(17,525)	$41,754
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	130	(37)	93	138	(41)	97
Derivatives designated as hedging instruments:
Fair value hedges:
Net change in fair value recorded in accumulated OCI	4,807	(1,398)	3,409	(8,317)	2,456	(5,861)
Cash flow hedges:
Net change in fair value recorded in accumulated OCI	1,396	(406)	990	(1,740)	514	(1,226)
Net change	$3,777	$(1,098)	$2,679	$49,360	$(14,596)	$34,764

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

While the Company has, as a lessor, certain equipment finance leases, such leases are not material to the Company’s consolidated financial statements.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$43,358	$43,786
Total lease liabilities	46,092	46,537

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$2,577	$2,541
Sublease income	—	—
Total lease expense	$2,577	$2,541

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$2,550	$2,270

	March 31, 2026	December 31, 2025
Lease Term and Discount Rate
Weighted average remaining lease term (years)	9.51	9.92
Weighted average discount rate	6.09%	6.13%

The Company’s lease arrangements that have not yet commenced as of March 31, 2026 and the Company’s short-term lease costs and variable lease costs, for the three months ended March 31, 2026 and 2025 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2026, excluding property taxes and insurance, are as follows:

March 31, 2026
(Dollars in thousands)
Year:
2026 (excluding the three months ended March 31, 2026)	$7,436
2027	8,938
2028	7,169
2029	5,417
2030	4,694
2031	3,520
Thereafter	26,375
Total future lease payments	63,549
Less: Imputed interest	(17,457)
Present value of lease liabilities	$46,092

13. REVENUE RECOGNITION

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$4,817	$4,908
Trust and investment services	3,724	3,411
Bankcard services	667	630
Gain on OREO, net	—	2,183
Other	1,932	2,266
Noninterest Income (in-scope of Topic 606)	11,140	13,398
Noninterest Income (out-of-scope of Topic 606)	3,139	2,831
Total noninterest income	$14,279	$16,229

Refer to Note 3 – Summary of Significant Accounting Policies and Note 22 – Revenue Recognition, included in our Annual Report on Form 10-K for the year ended December 31, 2025 for a more detailed discussion about noninterest revenue streams that are in-scope of Topic 606.

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

The following table presents the balances of the Company's tax credit investments and related unfunded commitments at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Tax credit investments	$126,444	$135,254
Unfunded commitments - tax credit investments	71,907	77,499

The following table presents other information related to the Company's tax credit investments at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Tax credits and other tax benefits recognized	$33,431	$65,383
Tax credit amortization expense included in provision for income taxes	28,310	59,396

15. SUBSEQUENT EVENTS

Acquisition of Heritage Commerce Corp.

On April 17, 2026, the Company completed its previously announced acquisition of Heritage Commerce Corp (“Heritage”), including its banking subsidiary, Heritage Bank of Commerce, in an all-stock transaction in accordance with the terms and conditions of that certain Agreement and Plan of Reorganization and Merger, dated as of December 17, 2025, by and between CVB and Heritage (the “Merger Agreement”). On the Closing Date, Heritage merged with and into CVB, with CVB being the surviving entity (the “Heritage Merger”). Immediately thereafter, Heritage’s wholly-owned banking subsidiary, Heritage Bank of Commerce, merged with and into Citizens Business Bank, N.A. Under the terms of the Merger Agreement, Heritage shareholders received 0.65 shares of the Company’s common stock for each share of Heritage common stock they own. As a result of the merger, the Company issued approximately 41 million shares of common stock to former Heritage shareholders, representing approximately $845 million of consideration. At close, Heritage had loans with a book value of approximately $3.6 billion and approximately $4.8 billion of deposits.

The Heritage Merger will be accounted for under ASC 805 as a business combination. Effective the closing date of April 17, 2026, Heritage’s financial results are included in the Company’s consolidated operations and will be reported in the Company’s second quarter 2026 results. Due to the recent closing of the merger, the accounting for the business combination, including the purchase price allocation, is incomplete. The preliminary initial merger accounting is expected to be completed in the second quarter of 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we,” “our” or the “Company”) and its wholly owned bank subsidiary, Citizens Business Bank, National Association (the “Bank” or “CBB”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and the unaudited condensed consolidated financial statements and accompanying notes presented elsewhere in this report.

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
•
Business Combinations
•
Valuation and Recoverability of Goodwill

Our significant accounting policies are described in greater detail in our 2025 Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 – Summary of Significant Accounting Policies included in the 2025 Form 10-K.

OVERVIEW

For the first quarter of 2026, we reported net earnings of $51.0 million, or diluted earnings per share of $0.38, compared with $51.1 million, or diluted earnings per share of $0.36 for the first quarter of 2025. Net earnings for the first quarter of 2026 produced an annualized return on average equity (“ROAE”) of 8.86%, an annualized return on average tangible common equity (“ROATCE”) of 13.38%, and an annualized return on average assets (“ROAA”) of 1.33%. Our net interest margin (“NIM”), on a tax equivalent basis, was 3.44% for the first quarter of 2026, while our efficiency ratio was 45.84%. ROATCE is a non-GAAP financial measure. For additional details, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — GAAP to Non-GAAP Reconciliation in this Form 10-Q.

Net interest income was $117.8 million for the first quarter of 2026, an increase of $7.4 million, or 6.70%, from the first quarter of 2025. The increase was primarily driven by a $6.1 million increase in interest income that resulted from $335.7 million in higher average interest-earning assets and a seven basis point increase in the yield on earning assets. In addition to the increase in interest income, interest expense declined from the first quarter of 2025 by $1.3 million, as a five basis point decrease in the cost of deposits and customer repurchase agreements offset the $288.2 million increase in average total deposits and customer repurchase agreements.

Noninterest income was $14.3 million for the first quarter of 2026, a decrease of $2.0 million, or 12.0%, compared to $16.2 million for the first quarter of 2025. The decrease was primarily due to a $2.2 million gain on sale of other real estate owned (“OREO”) during the first quarter of 2025. Bank-owned life insurance (“BOLI”) income for the first quarter of 2026 increased by $308,000 compared to the first quarter of 2025. Trust and investment services income increased by $300,000, or 9.2%, from the first quarter of 2025.

Noninterest expense for the first quarter of 2026 was $60.6 million, an increase of $1.4 million, or 2.41%, compared to $59.1 million for the first quarter of 2025. Acquisition related expenses for the acquisition of Heritage Commerce Corp, announced at the end of the fourth quarter of 2025, totaled $1.1 million in the first quarter of 2026. Excluding acquisition expense, the increase in noninterest expense compared to the first quarter of 2025 was $295,000.

At March 31, 2026, total assets were $15.51 billion, a decrease of $123.5 million, or 0.79%, from total assets of $15.63 billion at December 31, 2025. Interest-earning assets were $13.86 billion at March 31, 2026, a decrease of $135.4 million, or 0.97%, when compared with $13.99 billion at December 31, 2025. The decrease in interest-earning assets was primarily due to a $116.3 million decrease in investment securities, a $55.9 million decrease in total loans and a $8.1 million decrease in interest-earning balances due from depository institutions, partially offset by a $44.9 million increase in interest-earning balances due from the Federal Reserve.

Total investment securities were $4.84 billion at March 31, 2026, a decrease of $116.3 million, or 2.35%, from $4.95 billion at December 31, 2025. At March 31, 2026, investment securities held-to-maturity (“HTM”) totaled $2.25 billion, a $22.4 million, or 0.98%, decline from $2.27 billion at December 31, 2025. At March 31, 2026, available-for-sale (“AFS”) investment securities totaled $2.59 billion, inclusive of a pre-tax net unrealized loss of $310.4 million. AFS securities decreased by $94.00 million, or 3.50%, from $2.68 billion at December 31, 2025. The pre-tax unrealized loss increased by $2.6 million from December 31, 2025. Our tax equivalent yield on investments was 2.63% for the quarter ended March 31, 2026, compared to 2.63% for the first quarter of 2025.

Fair value hedging transactions with $700 million notional pay-fixed interest rate swaps, had a fair value which totaled $3.9 million and was reflected as a liability at March 31, 2026. The fair value of these instruments totaled $8.6 million and were reflected as a liability at December 31, 2025. These instruments generated negative interest income of $96,000 for the first quarter of 2026, compared to interest income of $1.1 million for the first quarter of 2025, respectively. Refer to Note 9 – Derivative Financial Instruments of the notes to the consolidated financial statements of this report for additional information.

Total loans and leases, at amortized cost, of $8.64 billion at March 31, 2026, decreased by $55.9 million, or 0.64%, from December 31, 2025. The decrease from the prior year end was primarily due to decreases of $114.0 million in dairy and livestock loans associated with the seasonal increase that occurs every calendar year end, offset in part by increases of $56.8 million in commercial real estate loans. Our loan yields were 5.32% for the quarter ended March 31, 2026, compared to 5.22% for the first quarter of 2025.

The allowance for credit losses totaled $80.2 million at March 31, 2026, compared to $77.2 million at December 31, 2025. The increase was primarily due to a $3.0 million provision for credit losses in the first quarter of 2026.

Noninterest-bearing deposits were $7.10 billion at March 31, 2026, an increase of $299.8 million, or 4.41%, when compared to $6.80 billion at December 31, 2025. At March 31, 2026, noninterest-bearing deposits were 59.44% of total deposits, compared to 56.33% at December 31, 2025.

Interest-bearing deposits were $4.84 billion at March 31, 2026, a decrease of $426.6 million, or 8.09%, when compared to $5.27 billion at December 31, 2025. Customer repurchase agreements totaled $494.3 million at March 31, 2026, compared to $490.6 million at December 31, 2025. Our average cost of total deposits including customer repurchase agreements was 0.82% for the quarter ended March 31, 2026, compared to 0.87% for the quarter ended March 31, 2025.

At March 31, 2026 and December 31, 2025, total borrowings consisted of $500.0 million of FHLB advances at a weighted average cost of approximately 4.6%. The Federal Home Loan Bank of San Francisco (“FHLB”) advances include maturities of $300.0 million in May 2026 and $200.0 million in May 2027.

The Company’s total stockholders' equity was $2.32 billion at March 31, 2026, an increase of $26.1 million compared $2.30 billion at December 31, 2025. The increase was primarily attributable to $51.0 million in net earnings and a $2.7 million increase in other comprehensive income, partially offset by $27.2 million in cash dividends declared. We engaged in no stock repurchases during the first quarter of 2026. Our tangible book value per share at March 31, 2026 was $11.42, which compares to $11.24 at December 31, 2025. Tangible book value per share is a non-GAAP financial measure. For additional details, refer to Item 2. – MD&A — GAAP to Non-GAAP Reconciliation.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of March 31, 2026, the Company’s Tier 1 leverage capital ratio was 11.9%, Common Equity Tier 1 (“CET1”) ratio was 16.3%, Tier 1 risk-based capital ratio was 16.3%, and total risk-based capital ratio was 17.1%. Refer to Item 2. – MD&A —Analysis of Financial Condition – Capital Resources.

Acquisition of Heritage Commerce Corp.

On April 17, 2026, the Company completed its previously announced acquisition of Heritage Commerce Corp (“Heritage”), including its banking subsidiary, Heritage Bank of Commerce, in an all-stock transaction in accordance with the terms and conditions of that certain Agreement and Plan of Reorganization and Merger, dated as of December 17, 2025, by and between CVB and Heritage (the “Merger Agreement”). On the Closing Date, Heritage merged with and into CVB, with CVB being the surviving entity (the “Heritage Merger”). Immediately thereafter, Heritage’s wholly-owned banking subsidiary, Heritage Bank of Commerce, merged with and into Citizens Business Bank, N.A. Under the terms of the Merger Agreement, Heritage shareholders received 0.65 shares of the Company’s common stock for each share of Heritage common stock they own. As a result of the merger, the Company issued approximately 41 million shares of common stock to former Heritage shareholders, representing approximately $845 million of consideration. At close, Heritage had loans with a book value of approximately $3.6 billion and approximately $4.8 billion of deposits.

The Heritage Merger will be accounted for under ASC 805 as a business combination. Effective the closing date of April 17, 2026, Heritage’s financial results are included in the Company’s consolidated operations and will be reported in the Company’s second quarter 2026 results.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended		Variance
	March 31,	December 31,
	2026	2025	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$117,840	$122,658	$(4,818)	-3.93%
(Provision for) recapture of credit losses	(3,000)	2,500	(5,500)	-220.00%
Noninterest income	14,279	11,193	3,086	27.57%
Noninterest expense	(60,568)	(61,988)	1,420	-2.29%
Income taxes	(17,549)	(19,319)	1,770	-9.16%
Net earnings	$51,002	$55,044	$(4,042)	-7.34%
Earnings per common share:
Basic	$0.38	$0.40	$(0.02)
Diluted	$0.38	$0.40	$(0.02)
Return on average assets	1.33%	1.40%	-0.07%
Return on average shareholders' equity	8.86%	9.48%	-0.62%
Efficiency ratio	45.84%	46.31%	-0.47%
Noninterest expense to average assets	1.58%	1.57%	0.01%

	Three Months Ended
	March 31,		Variance
	2026	2025	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$117,840	$110,444	$7,396	6.70%
(Provision for) recapture of credit losses	(3,000)	2,000	(5,000)	-250.00%
Noninterest income	14,279	16,229	(1,950)	-12.02%
Noninterest expense	(60,568)	(59,144)	(1,424)	2.41%
Income taxes	(17,549)	(18,425)	876	-4.75%
Net earnings	$51,002	$51,104	$(102)	-0.20%
Earnings per common share:
Basic	$0.38	$0.37	$0.01
Diluted	$0.38	$0.36	$0.02
Return on average assets	1.33%	1.37%	-0.04%
Return on average shareholders' equity	8.86%	9.31%	-0.45%
Efficiency ratio	45.84%	46.69%	-0.85%
Noninterest expense to average assets	1.58%	1.58%	0.00%

GAAP to Non-GAAP Reconciliation

The Company uses certain non-GAAP financial measures to provide supplemental information regarding the Company's operational performance and to enhance investors’ overall understanding of such financial performance. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for these adjusted measures, this presentation may not be comparable to other similarly titled adjusted measures reported by other companies.

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

	Three Months Ended
	March 31,	December 31,	March 31,
	2026	2025	2025
	(Dollars in thousands)
Net Income	$51,002	$55,044	$51,104
Add: Amortization of intangible assets	850	881	1,155
Less: Tax effect of amortization of intangible assets (1)	(247)	(260)	(341)
Tangible net income	$51,605	$55,665	$51,918

Average stockholders' equity	$2,335,673	$2,304,085	$2,226,948
Less: Average goodwill	(765,822)	(765,822)	(765,822)
Less: Average intangible assets	(5,341)	(6,176)	(9,518)
Average tangible common equity	$1,564,510	$1,532,087	$1,451,608

Return on average equity, annualized (2)	8.86%	9.48%	9.31%
Return on average tangible common equity, annualized (2)	13.38%	14.41%	14.51%

(1)
Tax effected at respective statutory rates.
(2)
Annualized where applicable.

Tangible Book Value (Non-GAAP)

The tangible book value per share is a non-GAAP financial measure derived from GAAP-based amounts. The following is a reconciliation of tangible book value to the Company stockholders' equity computed in accordance with GAAP, as well as a calculation of tangible book value per share.

	Three Months Ended
	March 31,	December 31,	March 31,
	2026	2025	2025
	(Dollars in thousands, except per share amounts)
Stockholders' equity	$2,321,281	$2,295,224	$2,228,419
Less: Goodwill	(765,822)	(765,822)	(765,822)
Less: Intangible assets	(4,924)	(5,774)	(8,812)
Tangible book value	$1,550,535	$1,523,628	$1,453,785

Total assets	$15,507,580	$15,631,054	$15,256,591
Less: Goodwill	(765,822)	(765,822)	(765,822)
Less: Intangible assets	(4,924)	(5,774)	(8,812)
Tangible assets	$14,736,834	$14,859,458	$14,481,957

Common shares issued and outstanding	135,791,180	135,551,799	139,089,612

Tangible book value per share	$11.42	$11.24	$10.45

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory corporate tax rates of 21% in effect for the three months ended March 31, 2026 and 2025. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. We manage interest rate risk within policy limits approved by the Board of Directors, which guides and limits the interest rate risk over short-term and long-term horizons. Sources of interest rate risk include differences in maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and embedded options in assets or liabilities. The mix of interest-earning assets as well as the mix of noninterest bearing deposits and interest-bearing liabilities impacts our ability to manage net interest income during changing interest rate conditions. We also utilize certain derivative instruments to partially hedge interest rate risk. See Item 2 – MD&A – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

The tables below present the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

	Three Months Ended March 31,
	2026			2025
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,639,622	$19,255	2.92%	$2,518,657	$18,590	2.96%
Tax-advantaged	21,191	145	3.27%	20,554	144	3.35%
Held-to-maturity securities:
Taxable	1,905,735	10,171	2.13%	2,003,206	10,659	2.13%
Tax-advantaged	354,667	2,295	3.13%	366,301	2,362	3.12%
Investment in FHLB, FRB, and other stock	55,948	1,311	9.50%	18,012	379	8.53%
Interest-earning deposits with other institutions	290,536	2,661	3.71%	162,389	1,797	4.49%
Loans (2)	8,624,604	113,272	5.32%	8,467,465	109,071	5.22%
Total interest-earning assets	13,892,303	149,110	4.35%	13,556,584	143,002	4.28%
Total noninterest-earning assets	1,671,941			1,612,722
Total assets	$15,564,244			$15,169,306

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$4,475,234	$19,095	1.73%	$4,303,105	$21,375	2.01%
Time deposits	566,665	3,957	2.83%	563,213	3,947	2.84%
Total interest-bearing deposits	5,041,899	23,052	1.85%	4,866,318	25,322	2.11%
Customer repurchase agreements	541,881	2,289	1.71%	317,323	969	1.24%
FHLB advances and other borrowings	500,000	5,683	4.55%	513,077	5,831	4.61%
Interest expense - Other interest-bearing liabilities	26,730	246	3.68%	40,284	436	4.33%
Interest-bearing liabilities	6,110,510	31,270	2.07%	5,737,002	32,558	2.30%
Noninterest-bearing deposits	6,894,427			7,006,357
Other liabilities	223,634			198,999
Stockholders' equity	2,335,673			2,226,948
Total liabilities and stockholders' equity	$15,564,244			$15,169,306

Net interest income		$117,840			$110,444

Net interest spread - tax equivalent			2.28%			1.98%
Net interest margin			3.43%			3.29%
Net interest margin - tax equivalent			3.44%			3.31%

(1)
Includes TE adjustments utilizing federal statutory corporate rates of 21% in effect for the three months ended March 31, 2026 and March 31, 2025. The non-TE rates for total investment securities were 2.59% and 2.59% for the three months ended March 31, 2026 and March 31, 2025, respectively.
(2)
Includes loan fees of $1.2 million and $700,000 for the three months ended March 31, 2026 and 2025, respectively. Prepayment penalty fees of $521,000 and $931,000 are included in interest income for the three months ended March 31, 2026 and 2025, respectively. Average balances include nonperforming loans.
(3)
Includes interest-bearing demand and money market accounts.

The following table presents a comparison of interest income and interest expense resulting from changes in the volumes and rates on average interest-earning assets and average interest-bearing liabilities for the periods indicated. Changes in interest income or expense attributable to volume changes are calculated by multiplying the change in volume by the initial average interest rate. The change in interest income or expense attributable to changes in interest rates is calculated by multiplying the change in interest rate by the initial volume. The net change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended March 31,
	2026 Compared to 2025
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$941	$(276)	$665
Tax-advantaged investment securities	4	(3)	1
Held-to-maturity securities:
Taxable investment securities	(520)	32	(488)
Tax-advantaged investment securities	(75)	8	(67)
Investment in FHLB, FRB, and other stock	884	48	932
Interest-earning deposits with other institutions	1,218	(354)	864
Loans	2,044	2,157	4,201
Total interest income	4,497	1,611	6,108

Interest expense:
Savings deposits	828	(3,108)	(2,280)
Time deposits	24	(14)	10
Repurchase agreements	857	463	1,320
FHLB advances and other borrowings	(96)	(52)	(148)
Interest expense - Other interest-bearing liabilities	(132)	(58)	(190)
Total interest expense	1,481	(2,769)	(1,288)
Net interest income	$3,016	$4,380	$7,396

First Quarter of 2026 Compared to the First Quarter of 2025

Net interest income, before provision for credit losses, of $117.8 million for the first quarter of 2026 increased by $7.4 million, or 6.7%, from the first quarter of 2025. The increase in net interest income in the first quarter of 2026 compared to the first quarter of 2025 was the net result of a $6.1 million increase in interest income and a $1.3 million decrease in interest expense.

Our tax equivalent net interest margin for the first quarter of 2026 increased by 13 basis points compared to the first quarter of 2025. The expansion of net interest margin was due to an increase in the yield on average interest-earning assets of seven basis points, as well as a seven basis points decrease in cost of funds.

Total interest income of $149.1 million increased by $6.1 million, or 4.27%, when compared to the first quarter of 2025. This increase was primarily due to a $335.7 increase in average interest-earning assets and a seven basis point increase in the yield on earning assets. Average loan balances increased by $157.1 million, average interest-earning deposits with other institutions increased $128.1 million, and the average balance of investment securities increased by $12.5 million from the first quarter of 2025.

Total interest income and fees on loans for the first quarter of 2026 was $113.3 million, an increase of $4.2 million, or 3.85%, from the first quarter of 2025. This increase in income was due to the $157 million increase in average loan balances and the increase in average loan yields from 5.22% for the first quarter of 2025, to 5.32% for the first quarter of 2026.

Interest income from investment securities was $31.9 million for the first quarter of 2026, an increase of $111,000, or 0.35%, from the first quarter of 2025. A ten basis point increase in yields on investment securities was offset by a decrease in the interest income derived from the pay-fixed swaps designated as fair value hedges on AFS securities. The spread between daily SOFR and the fixed rate paid on these swaps decreased from 0.61% in the first quarter of 2025 to a negative 0.06% in the first quarter of 2026, resulting in a $1.1 million decrease in interest income.

Interest expense was $31.3 million for the first quarter of 2026, a decrease of $1.3 million, compared to the first quarter of 2025. Total cost of funds was 0.97% for the first quarter of 2026, which decreased from 1.03% for the year ago quarter. This six basis point decrease in cost of funds was primarily driven by an eight basis point reduction in cost of deposits. Cost of total interest-bearing deposits decreased by 26 basis points. However, the cost of customer repurchase agreements increased from 1.24% in the first quarter of 2025 to 1.71% in the first quarter of 2026. Average noninterest-bearing deposits were 57.8% of total average deposits for the first quarter of 2026, compared to 59.0% for the first quarter of 2025.

Provision for (Recapture of) Credit Losses

The provision for (recapture of) credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan portfolio as of the balance sheet date.

There was a $3.0 million provision for credit losses in the first quarter of 2026, compared to a $2.0 million recapture of credit losses in the first quarter of 2025. Net recoveries for the first quarter of 2026 were $9,000, compared to net recoveries of $130,000 in the first quarter of 2025. Projected loss rates were 0.93% at March 31, 2026, compared to 0.94% at March 31, 2025. The provision for credit losses for the first quarter of 2026 was largely attributable to a $3.2 million increase in specific reserves, primarily related to one commercial and industrial credit relationship.

No assurance can be given that economic conditions which affect the Company’s service areas or other circumstances will or will not be reflected in future changes in the level of our allowance for credit losses and the resulting provision or recapture of provision for credit losses. The process to estimate the allowance for credit losses requires considerable judgment and our economic forecasts may continue to vary due to the uncertainty of the future impact from geopolitical events, trade barriers, including tariff policies, and global inflation will have on future interest rates, unemployment, the overall economy and resulting impact on our customers. Refer to Item 2 – MD&A - Analysis of Financial Condition - Allowance for Credit Losses for discussion concerning observed changes in the credit quality of various components of our loan portfolio as well as changes and refinements to our methodology.

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

The following table sets forth the various components of noninterest income for the periods presented.

	Three Months Ended
	March 31,		Variance
	2026	2025	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$4,817	$4,908	$(91)	-1.85%
Trust and investment services	3,724	3,411	313	9.18%
Bankcard services	667	630	37	5.87%
BOLI income	3,139	2,831	308	10.88%
Gain on OREO, net	—	2,183	(2,183)	-100.00%
Other	1,932	2,266	(334)	-14.74%
Total noninterest income	$14,279	$16,229	$(1,950)	-12.02%

First Quarter of 2026 Compared to the First Quarter of 2025

Noninterest income in the first quarter of 2026 decreased by $2.0 million, or 12%, compared to the same period in 2025. The decrease was driven primarily by the $2.2 million gain on sale of OREO that occurred during the first quarter of 2025. A decrease of $334,000 in other income, partially offset a $313,000 increase in trust and investment services and a $308,000 increase in BOLI income.

Trust and Investment Services represents our CitizensTrust group. The CitizensTrust group is made up of wealth management and investment services. CitizensTrust provides a variety of services, which include asset management, financial planning, estate planning, retirement planning, private and corporate trustee services, and probate services. Investment Services provides self-directed brokerage, 401(k) plans, mutual funds, insurance and other non-insured investment products. At March 31, 2026, CitizensTrust had approximately $5.06 billion in assets under management and administration, including $3.70 billion in assets under management. CitizensTrust generated fees of $3.7 million for the first quarter of 2026, compared to $3.4 million for the same period last year.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	Three Months Ended
	March 31,		Variance
	2026	2025	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$37,461	$36,477	$984	2.70%
Occupancy	4,760	4,763	(3)	-0.06%
Equipment	1,315	1,235	80	6.48%
Professional services	2,518	2,081	437	21.00%
Computer software expense	4,303	4,221	82	1.94%
Marketing and promotion	2,061	1,988	73	3.67%
Amortization of intangible assets	850	1,155	(305)	-26.41%
Telecommunications expense	550	514	36	7.00%
Regulatory assessments	417	2,017	(1,600)	-79.33%
Insurance	456	482	(26)	-5.39%
Provision for unfunded loan commitments	500	500	—	0.00%
Directors' expenses	348	302	46	15.23%
Acquisition related expenses	1,129	—	1,129	0.00%
Other	3,900	3,409	491	14.40%
Total noninterest expense	$60,568	$59,144	$1,424	2.41%

Noninterest expense to average assets	1.58%	1.58%
Efficiency ratio (1)	45.84%	46.69%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.58% for the first quarter of 2026, compared to 1.58% for the first quarter of 2025.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 45.84% for the first quarter of 2026, compared to 46.69% for the first quarter of 2025.

First Quarter of 2026 Compared to the First Quarter of 2025

Noninterest expense was $60.6 million for the first quarter of 2026, an increase of $1.4 million, or 2.4%, compared to the first quarter of 2025. Excluding acquisition expense, noninterest expense decreased by $295,000. Acquisition related expenses for the Heritage merger, announced at the end of the fourth quarter of 2025, totaled $1.1 million in the first quarter of 2026. Salaries and employee benefits increased by $984,000 and professional services increased by $437,000. These increases in noninterest expense were offset by a $1.6 million reduction in regulatory assessment expense resulting from a reduction in the FDIC special assessment accrual.

Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2026 was 25.60% compared to 26.50% for the three months ended March 31, 2025, respectively. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income from municipal securities and bank owned life insurance (“BOLI”), as well as available tax credits. The decrease in the effective tax rate was primarily driven by increased investments in solar tax credits.

The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $15.51 billion at March 31, 2026 decreased by $123.5 million, or 0.79%, from total assets of $15.63 billion at December 31, 2025. Interest-earning assets of $13.86 billion at March 31, 2026 decreased by $135.4 million, or 0.97%, when compared with $13.99 billion at December 31, 2025. The decrease in interest-earning assets was primarily due to a $116.3 million decrease in investment securities and a $55.9 million decrease in total loans, offset by a $44.9 million in crease in interest-earnings balances due from the Federal Reserve.

Total liabilities were $13.19 billion at March 31, 2026, a decrease of $149.5 million, or 1.12%, from total liabilities of $13.34 billion at December 31, 2025. Total deposits decreased by $126.8 million, or 1.05%, with interest-bearing deposits decreasing by $426.6 million, or 8.09%. Noninterest-bearing deposits increased by $299.8 million, or 4.41%. Borrowings remained the same balance as of December 31, 2025. At March 31, 2026, total borrowings consisted of $500 million of FHLB advances, at an average cost of approximately 4.6%.

Total equity increased $26.1 million to $2.32 billion at March 31, 2026, compared to total equity of $2.30 billion at December 31, 2025. Increases to equity included $51.0 million in net earnings and a $2.6 million increase in other comprehensive income that were partially offset by $27.2 million in cash dividends. We engaged in no stock repurchases during the first quarter of 2026.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At March 31, 2026, total investment securities were $4.84 billion, a decrease of $116.3 million, or 2.35%, from $4.95 billion at December 31, 2025. The overall decrease in investment securities was primarily due to repayment and maturities At March 31, 2026, our AFS investment securities totaled $2.59 billion, inclusive of a pre-tax net unrealized loss of $310.4 million. The after-tax unrealized loss reported in accumulated other comprehensive income (“AOCI”) on our AFS investment securities at March 31, 2026 was $220.1 million, an increase of $1.8 million from $218.3 million after-tax unrealized loss at December 31, 2025. The changes in the net unrealized holding loss resulted primarily from fluctuations in market interest rates. At March 31, 2026, investment securities HTM totaled $2.25 billion, a decrease of $22.4 million from December 31, 2025. For the three months ended March 31, 2026 and 2025, repayments/maturities of investment securities totaled $111.1 million and $84.7 million, respectively. There were no investments sold during the first quarter of 2026 and 2025. During the first quarter of 2026 and 2025, the Company originated $1.1 million and $1.7 million, respectively, of Commercial Property Assessed Clean Energy (“C-PACE”) bonds, which are included in our HTM securities.

The following tables present the fair value of AFS and the amortized cost of HTM investment securities as well as the weighted average yields on our investment securities portfolio by contractual maturity as of the date indicated.

	March 31, 2026
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	(Dollars in thousands)
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
AFS investment securities
Government agency/GSE	$35,347	3.64%	$—	—	$—	—	$—	—	$35,347	3.64%
Mortgage-backed securities	3,108	3.02%	7,841	3.02%	1,901	4.06%	1,817,232	2.54%	1,830,082	2.54%
CMO/REMIC	302	2.75%	—	—	530	3.00%	658,525	3.03%	659,357	3.03%
Municipal bonds (1)	381	2.75%	10,864	3.76%	8,624	3.46%	690	3.75%	20,559	3.62%
Collateralized loan obligations	—	—	—	—	—	—	41,969	4.93%	41,969	4.93%
Other securities	1,805	2.33%	—	—	—	—	—	—	1,805	2.33%
Total AFS investment securities (1)	$40,943	3.52%	$18,705	3.45%	$11,055	3.54%	$2,518,416	2.71%	$2,589,119	2.73%
HTM investment securities
Government agency/GSE	$—	—	$44,584	1.26%	$202,722	1.76%	$247,130	1.94%	$494,436	1.81%
Mortgage-backed securities	430	2.38%	10,108	2.46%	26,891	2.73%	509,400	2.52%	546,829	2.53%
CMO/REMIC	—	—	—	—	—	—	746,293	1.87%	746,293	1.87%
Municipal bonds (1)	5,145	4.10%	57,593	3.39%	114,150	3.06%	264,793	3.69%	441,681	3.49%
Other securities	—	—	—	—	—	—	18,799	8.50%	18,799	8.50%
Total HTM investment securities (1)	$5,575	3.97%	$112,285	2.46%	$343,763	2.27%	$1,786,415	2.40%	$2,248,038	2.39%
Total securities (1)	$46,518	3.58%	$130,990	2.60%	$354,818	2.31%	$4,304,831	2.58%	$4,837,157	2.57%
(1)
Includes TE adjustments. The non-TE weighted average yields for securities were 2.48% and 2.49% at March 31, 2026 and December 31, 2025.

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

The weighted-average TE yield on the total investment portfolio at March 31, 2026 was 2.57% with a weighted-average life of 6.2 years. This compares to a weighted-average TE yield of 2.59% at December 31, 2025 with a weighted-average life of 6.4 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 89% of the total investment securities portfolio at March 31, 2026 represents securities issued by the U.S. government or U.S. government-sponsored enterprises, with the implied guarantee of payment of principal and interest. The remaining securities are predominately AA or better general-obligation municipal bonds. As of March 31, 2026, $20.9 million in U.S. government agency bonds are callable. The Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds, which represented approximately 10% of the total investment portfolio, are predominately AA or higher rated securities.

The allowance for credit losses on investment securities is determined for both the AFS and HTM classifications of the investment portfolio in accordance with ASC 326. We review investment securities to determine whether unrealized losses are deemed credit related or due to other factors such as changes in interest rates and general market conditions, issuer rating changes and trends. Non-credit related unrealized losses on AFS investment securities, which may be attributed to changes in interest rates and other market-related factors, are not recorded through an ACL. Such declines are recorded as an adjustment to accumulated other comprehensive loss, net. In the event the Company is required to sell or has the intent to sell an AFS security that has experienced a decline in fair value below its amortized cost, the Company writes the amortized cost of the security down to fair value in the current period. Management determined that credit losses did not exist for securities in an unrealized loss position as of March 31, 2026 and December 31, 2025.

Refer to Note 4 – Investment Securities of the notes to the unaudited condensed consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans

Total loans and leases, at amortized cost, of $8.64 billion at March 31, 2026 decreased by $55.9 million, or 0.64%, from December 31, 2025. The decrease in total loans was largely attributable to the decrease of $116.7 million in dairy & livestock and agribusiness loans. The decline in dairy & livestock loans primarily relates to the seasonal peak in line utilization at the end of every calendar year, demonstrated by a decline in utilization from 78% at the end of 2025 to 69% at March 31, 2026. Excluding the decline in dairy & livestock loans, total gross loans would have increased by $58.0 million from the prior year end.

Commercial and Industrial loans decreased by $21.4 million from prior year end, as line utilization decreased from 32% at the end of 2025 to 30% at March 31, 2026. Partially offsetting the decline in line usage from the end of 2025 was loan growth in commercial real estate loans of $56.8 million, construction loans of $21.5 million, and Small Business Administration (“SBA”) loans of $9.3 million.

The following table presents our loan portfolio by type as of the dates presented.

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Commercial real estate	$6,631,238	$6,574,395
Construction	59,329	37,812
SBA	291,702	282,401
Commercial and industrial	952,260	973,631
Dairy & livestock and agribusiness	314,838	431,577
Municipal lease finance receivables	57,453	59,542
SFR mortgage	278,214	281,766
Consumer and other loans	58,282	58,069
Total loans, at amortized cost	8,643,316	8,699,193
Less: Allowance for credit losses	(80,170)	(77,161)
Total loans and lease finance receivables, net	$8,563,146	$8,622,032

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

As of March 31, 2026, $428.8 million, or 6.47% of the total commercial real estate loans included loans secured by farmland, compared to $424.5 million, or 6.46%, at December 31, 2025. The loans secured by farmland included $123.5 million for loans secured by dairy & livestock land and $305.3 million for loans secured by agricultural land at March 31, 2026, compared to $119.0 million for loans secured by dairy & livestock land and $305.5 million for loans secured by agricultural land at December 31, 2025. As of March 31, 2026, dairy & livestock and agribusiness loans of $314.8 million were comprised of $272.1 million of dairy & livestock loans and $42.7 million of agribusiness loans, compared to $431.6 million comprised of $386.1 million of dairy & livestock loans and $45.5 million of agribusiness loans December 31, 2025.

As of March 31, 2026, the Company had $241.6 million of SBA 504 loans, an increase of $12.8 million compared to $228.8 million of SBA 504 loans at December 31, 2025. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of March 31, 2026 and December 31, 2025, the Company had $50.1 million and $53.6 million of total SBA 7(a) loans, respectively, that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As of March 31, 2026, the Company had $59.3 million in construction loans, representing 0.70% of total loans. As of December 31, 2025, the Company had $37.8 million in construction loans, representing 0.40% of total loans. There were no nonperforming construction loans at March 31, 2026 and December 31, 2025.

Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment loans and commercial real estate loans by region as of March 31, 2026.

	March 31, 2026
	Total Loans		Commercial Real Estate Loans
	(Dollars in thousands)
Los Angeles County	$3,132,350	36.2%	$2,298,543	34.6%
Central Valley and Sacramento	1,941,066	22.5%	1,508,283	22.7%
Orange County	1,230,062	14.2%	721,702	10.9%
Inland Empire	1,049,324	12.1%	906,317	13.7%
Central Coast	438,953	5.1%	382,796	5.8%
San Diego	371,331	4.3%	349,148	5.3%
Other California	152,984	1.8%	114,617	1.7%
Out of State	327,246	3.8%	349,832	5.3%
	$8,643,316	100.0%	$6,631,238	100.0%

The table below breaks down our commercial real estate portfolio by collateral type.

	March 31, 2026
	Loan Balance	Percent	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
Commercial real estate:
Industrial	$2,332,197	35.2%	47.1%	$1,735
Office	1,005,462	15.2%	29.1%	1,659
Retail	904,712	13.6%	9.9%	1,736
Multi-family	858,121	12.9%	0.4%	1,572
Secured by farmland (2)	428,834	6.5%	98.3%	1,510
Medical	348,478	5.3%	30.6%	1,621
Other (3)	753,434	11.4%	46.1%	1,724
Total commercial real estate	$6,631,238	100.0%	35.6%	$1,678

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $123.5 million for loans secured by dairy & livestock land and $305.3 million for loans secured by agricultural land at March 31, 2026.
(3)
Other loans consist of a variety of loan types, none of which exceeded 2.0% of total commercial real estate loans at March 31, 2026.

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Nonaccrual loans	$6,144	$4,685
Total nonperforming loans	6,144	4,685
OREO, net	206	163
Total nonperforming assets	$6,350	$4,848
Performing modified loans	$19,355	$16,859

Total nonperforming loans and performing modified loans	$25,499	$21,544

Percentage of nonperforming loans and performing modified loans to total loans, at amortized cost	0.30%	0.25%

Percentage of nonperforming assets to total loans and OREO	0.07%	0.06%
Percentage of nonperforming assets to total assets	0.04%	0.03%

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2026	2025	2025	2025	2025
	(Dollars in thousands)
Nonperforming loans:
Commercial real estate	$2,094	$4,186	$23,707	$24,379	$24,379
SBA	477	21	3,952	1,265	1,024
Commercial and industrial	3,573	478	145	265	173
Dairy & livestock and agribusiness	—	—	—	60	60
Total	$6,144	$4,685	$27,804	$25,969	$25,636
% of Total loans	0.07%	0.05%	0.33%	0.31%	0.31%

Past due 30-89 days (accruing):
Commercial real estate	$4,715	$2,887	$43	$—	$—
SBA	1,553	30	42	3,419	718
Commercial and industrial	88	261	—	—	—
SFR mortgage	249	—	—	—	—
Total	$6,605	$3,178	$85	$3,419	$718
% of Total loans	0.08%	0.04%	0.00%	0.04%	0.01%

OREO:
Commercial real estate	$206	$163	$661	$661	$495
Total	$206	$163	$661	$661	$495
Total nonperforming, past due, and OREO	$12,955	$8,026	$28,550	$30,049	$26,849
% of Total loans	0.15%	0.09%	0.34%	0.36%	0.32%

Classified Loans	$83,058	$52,701	$78,180	$73,422	$94,169

Nonperforming assets consist of loans whereby we have ceased accruing interest (i.e., nonaccrual loans), OREO, and other repossessed assets owned. Nonperforming loans, defined as nonaccrual loans, including modified loans on nonaccrual, generally consist of loans that are 90 days or more past due and loans where, in the opinion of management, there is reasonable doubt as to the full collection of principal and interest, regardless of the length of past due status.

Nonperforming loans totaled $6.1 million at March 31, 2026, or 0.07% of total loans. This compares to nonperforming loans of $4.7 million, or 0.05% of total loans, at December 31, 2025. The $1.5 million increase in nonperforming loans was primarily due to the addition of one nonperforming commercial and industrial loan of $2.9 million, four nonperforming commercial real estate loans totaling $1.3 million, offset by the payoff of $4.1 million commercial real estate nonaccrual loan.

Classified loans are loans that are graded “substandard” or worse. Classified loans increased $30.4 million quarter-over-quarter, primarily due to the downgrade of four commercial and industrial loans totaling $18.1 million, three commercial real estate loans totaling $12.9 million, and two dairy & livestock loans totaling $4.4 million.These increases are partially offset by loan paydowns and payoffs during the quarter.

At March 31, 2026, the Company had two OREO properties totaling $206,000, compared to one OREO property valued at $163,000 at December 31, 2025.

Modifications of Loans to Borrowers Experiencing Financial Difficulty

There were two loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2026 with an amortized cost totaling $15.1 million at March 31, 2026, including one commercial and industrial loan for $10.4 million and one dairy & livestock and agribusiness loan for $4.7 million.

During the three months ended March 31, 2026 and 2025, the Company did not have any modified loans that subsequently defaulted within twelve months of the modification date. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

At March 31, 2026 and December 31, 2025, there was no ACL allocated to modified loans to borrowers experiencing financial difficulty. Impairment amounts identified are typically charged off against the allowance at the time the loan is considered uncollectible. There were no charge-offs on loans to borrowers experiencing financial difficulty for the three months ended March 31, 2026 and 2025.

See Note 3 — Summary of Significant Accounting Policies — Modification of Loans to Borrowers Experiencing Financial Difficulty of the 2025 Form 10-K and Note 5 – Loans and Lease Finance Receivables and Allowance for Credit Losses of the notes to this Quarterly Report on Form 10-Q for additional information.

Allowance for Credit Losses

The allowance for credit losses totaled $80.2 million as of March 31, 2026, compared to $77.2 million as of December 31, 2025. Our allowance for credit losses at March 31, 2026 was 0.93% of total loans, compared to 0.89% at December 31, 2025. The increase in our allowance for credit losses from December 31, 2025 was due to a $3.0 million provision for credit losses compared to a $2.0 million recapture of credit losses recorded for the quarter ended March 31, 2025. Net recoveries were $9,000 for the three months ended March 31, 2026, compared to net recoveries of $130,000 for the same period of 2025. The increase in the allowance for the period ending March 31, 2026, was primarily due to the addition of specific reserves totalling $3.2 million, including reserves for the additional nonperforming commercial and industrial loan of $2.9 million.

The allowance for credit losses as of March 31, 2026 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. The allowance for credit loss is sensitive to both changes in these portfolio characteristics and the forecast of macroeconomic variables. Risk attributes for commercial real estate loans include original loan to value ratios, origination year, loan seasoning, and macroeconomic variables that include Real GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans. The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans. The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with both upside and downside risks weighted among multiple forecasts. The resulting weighted average forecast as of March 31, 2026 reflects GDP growth declining throughout 2026 and staying below 2% throughout 2027. The unemployment rate is forecasted to increase, with unemployment exceeding 5% before the end of 2026 and remaining above 5% through 2028. Commercial real estate prices are forecasted to continue their decline through the end of 2026, before experiencing growth in the later part of 2027.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	As of and For the
	Three Months Ended
	March 31,
	2026	2025
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$77,161	$80,122
Charge-offs:
Commercial real estate	(21)	—
SBA	—	(19)
Commercial and industrial	(102)	(21)
Total charge-offs	(123)	(40)
Recoveries:
Construction	—	6
SBA	4	22
Commercial and industrial	128	142
Total recoveries	132	170
Net recoveries	9	130
Provision for (recapture of) credit losses	3,000	(2,000)
Allowance for credit losses at end of period	$80,170	$78,252

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$8,250	$6,250
Provision for unfunded loan commitments	500	500
Reserve for unfunded loan commitments at end of period	$8,750	$6,750

Reserve for unfunded loan commitments to total unfunded loan commitments	0.42%	0.34%

Amount of total loans at end of period (1)	$8,643,316	$8,363,632
Average total loans outstanding (1)	$8,624,604	$8,467,465

Net recoveries (charge-offs) to average total loans	0.00%	0.00%
Net recoveries (charge-offs) to total loans at end of period	0.00%	0.00%
Allowance for credit losses to average total loans	0.93%	0.92%
Allowance for credit losses to total loans at end of period	0.93%	0.94%
Allowance for credit losses to nonaccrual loans	1305.00%	305.24%
Net recoveries (charge-offs) to allowance for credit losses	0.01%	0.17%
Net recoveries to provision for (recapture of) credit losses	0.30%	-6.50%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The Company’s ACL methodology also produced an allowance of $8.8 million for our off-balance sheet credit exposures as of March 31, 2026, compared with $8.3 million as of December 31, 2025. The increase from the prior year end was primarily driven by higher unfunded commitment balances in commercial and industrial loans and commercial real estate.

While we believe that the allowance at March 31, 2026 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that future economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

Changes in economic and business conditions could have an impact on our market area and on our loan portfolio. We continually monitor these conditions in determining our estimates of needed reserves. However, we cannot predict the extent to which the deterioration in general economic conditions, real estate values, changes in general rates of interest and changes in the financial conditions or business of a borrower may adversely affect a specific borrower’s ability to pay or the value of our collateral. See “Risk Management – Credit Risk Management” contained in the 2025 Form 10-K.

Deposits

The primary source of funds to support earning assets (loans and investments) is the generation of deposits.

Total deposits were $11.95 billion at March 31, 2026, a decrease of $126.8 million, or 1.05%, compared with total deposits of $12.07 billion at December 31, 2025. The composition of deposits is summarized as of the dates presented in the table below.

	March 31, 2026		December 31, 2025
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Noninterest-bearing deposits	$7,100,507	59.44%	$6,800,691	56.33%
Interest-bearing deposits
Investment checking	497,609	4.17%	509,272	4.22%
Money market	3,406,568	28.52%	3,792,427	31.42%
Savings	396,055	3.31%	392,817	3.25%
Time deposits	544,485	4.56%	576,775	4.78%
Total Deposits	$11,945,224	100.00%	$12,071,982	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Noninterest-bearing deposits totaled $7.10 billion for the first quarter of 2026, an increase of $299.8 million, or 4.41%, from $6.80 billion at December 31, 2025. Noninterest-bearing deposits were 59.44% of total deposits at the end of the first quarter of 2026, compared to 56.33% at December 31, 2025.

Interest-bearing non-maturity deposits, which include savings, interest-bearing demand checking, and money market accounts, totaled $4.30 billion at March 31, 2026, a decrease of $394.3 million, or 8.40%, compared to $4.69 billion at December 31, 2025.

Time deposits totaled $544.5 million at March 31, 2026, a decrease of $32.3 million, or 5.60%, compared to $576.8 million at December 31, 2025.

During the first quarter of 2024, the Company issued $300 million of 3-month term brokered CDs and entered into pay-fixed interest rate swaps with a notional amount of $300 million and maturities of three years. The swaps carry a weighted average fixed rate of approximately 4.10%, with the Company receiving daily SOFR, and mature in the first quarter of 2027. These interest rate derivative contracts are designated as qualifying cash flow hedges to hedge the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate. At March 31, 2026, the fair value of these instruments totaled $1.2 million and were reflected as a liability.

Our deposits are primarily relationship based and include deposits and customer repurchase agreements (“repos”). As of March 31, 2026, 78% of our deposits consisted of business deposits and 22% consisted of consumer deposits, with consumer deposits coming primarily from the owners and employees of our business customers. One of the largest percentage of our deposits, 38%, are analyzed business accounts, which represent customer operating accounts that generally utilize a wide array of treasury management products. As most of our business customers need to operate with more than $250,000 in their operating account, we have a significant percentage of deposits that are uninsured. Our estimated uninsured deposits were $6.50 billion and $6.56 billion at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, 46% of our total deposits and customer repos were uncollateralized and uninsured.

Our customer deposit relationships represent a diverse set of industries. Overall, there are 15 different industry classifications that represent 2% or more of our deposits as of March 31, 2026. The industry classification with the largest concentrations is finance & insurance, which represent 14% of our deposits. Manufacturing and construction each represents 7%, while property management, and other real estate rental & leasing, each represents 6% of our deposits. Our depositors have typically banked with us for many years. As of March 31, 2026, 48% of our deposit relationships have banked with us more than 10 years and 75% of our deposit relationships have been with us for three or more years.

Average total deposits and customer repurchase agreements for the first quarter of 2026 increased by $288.2 million when compared to the first quarter of 2025. Our average noninterest-bearing deposits continued to be greater than 57% of our average total deposits for the first quarter of 2026.

Our cost of deposits was 78 basis points on average for the first quarter of 2026, which compares to 86 basis points for the first quarter of 2025.

Borrowings

At March 31, 2026, our borrowings were $994.3 million, which consisted of $494.3 million of customer repurchase agreements and $500.0 million of FHLB advances. The average interest rate on these advances was 4.55%. At December 31, 2025, our borrowings were $990.6 million including $490.6 million of customer repurchase agreements and $500.0 million of FHLB advances. Refer to Note 6 - Borrowings of the notes to the consolidated financial statements for a more detailed discussion.

The Bank offers a repurchase agreement product to its customers known as Citizens Sweep Manager. Under this program, the Bank sells investment securities overnight to customers under an agreement to repurchase the securities the next business day at a price that reflects the market value of the use of these funds for the period. These repurchase agreements are entered into with customers seeking to invest excess demand deposit balances above a predetermined threshold in order to earn interest. As of March 31, 2026 and December 31, 2025, total funds borrowed under these agreements were $494.3 million and $490.6 million, respectively. The average balance for the first quarter of 2026 was $541.9 million with a weighted average interest rate of 1.71%, compared to an average balance of $317.3 million and a weighted average interest rate of 1.24% for the first quarter of 2025.

At March 31, 2026, investment securities with carrying values of $2.74 billion were pledged to secure various types of deposits, including $964.8 million of public funds. In addition, investment securities with carrying values of $1.95 billion were pledged to secure $572.7 million for repurchase agreements, $1.32 billion for unused borrowing capacity and approximately $56.3 million for other purposes as required or permitted by law.

At March 31, 2026, loans with a carrying value of $6.47 billion were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank. At March 31, 2026, the Bank had unused borrowing capacity at the FHLB of $3.26 billion and unused borrowing capacity at the FRB of $1.2 billion.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of March 31, 2026.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$11,945,224	$11,936,621	$6,431	$2,065	$107
Customer repurchase agreements (1)	494,257	494,257	—	—	—
Other borrowings	500,000	300,000	200,000	—	—
Deferred compensation	23,425	705	1,389	1,389	19,942
Operating leases	63,549	9,810	15,158	9,662	28,919
Equity investments	71,907	39,030	29,813	1,148	1,916
Total	$13,098,362	$12,780,423	$252,791	$14,264	$50,884

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

Equity investments represent commitments to contribute capital to low-income housing tax credit (“LIHTC”), solar tax funds and other CRA related investment partnerships.

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at March 31, 2026.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	$418,256	$77,794	$159,730	$164,882	$15,850
Construction	155,231	65,747	86,147	—	3,337
SBA	3,637	3,637	—	—	—
Commercial and industrial	1,046,250	753,358	258,773	4,981	29,138
Dairy & livestock and agribusiness (1)	280,072	122,692	157,130	250	—
SFR Mortgage	735	—	—	—	735
Consumer and other loans	105,340	22,721	3,233	1,339	78,047
Total commitment to extend credit	2,009,521	1,045,949	665,013	171,452	127,107
Letter of credit commitments	74,103	53,613	20,472	—	18
Total	$2,083,624	$1,099,562	$685,485	$171,452	$127,125

(1)
Total commitments to extend credit to agribusiness were $23.2 million at March 31, 2026.

As of March 31, 2026, we had commitments to extend credit of approximately $2.01 billion, and obligations under letters of credit of $74.1 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit underwriting policies in granting or accepting such commitments or contingent obligations as we do for on-balance sheet instruments, which consist of evaluating customers’ creditworthiness individually. As of March 31, 2026 and December 31, 2025, the reserve for unfunded loan commitments was $8.8 million and $8.3 million, respectively, and was included in other liabilities. The provision for unfunded loan commitments for the three months ended March 31, 2026 and 2025 was $500,000.

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

Total stockholders' equity increased $26.1 million to $2.32 billion at March 31, 2026, compared to total stockholders' equity of $2.30 billion at December 31, 2025. Increases to equity included $51.0 million in net earnings and a $2.7 million increase in other comprehensive income, partially offset by $27.2 million in cash dividends declared. During the first quarter of 2025, we repurchased 782,063 shares at an average price of $19.55, totaling $15.3 million. Our tangible book value per share at March 31, 2026 was $11.42, compared to $11.24 at December 31, 2025. Tangible book value per share is a non-GAAP financial measure. For additional details, refer to Item 2. MD&A — GAAP to Non-GAAP Reconciliation in this Form 10-Q.

On March 18, 2026, the Board of Directors of CVB declared a quarterly cash dividend of $0.20 per share, payable on April 15, 2026. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to.

On November 20, 2024, our Board of Directors approved a program to repurchase up to 10,000,000 shares (the "Maximum Amount") of CVB common stock including by means of one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions, based on the prices and timing considered appropriate due to prevailing market conditions and other corporate and legal considerations ("2024 Repurchase Program"). This 2024 Repurchase Program replaced in its entirety the Company's previous 2022 share repurchase program under which 4,300,059 shares remained available for repurchase prior to its termination. The 2024 Repurchase Program terminates on the earlier of the repurchase of the Maximum Amount, or five years from the date of authorization. We engaged in no stock repurchases during the first quarter of 2026, other than shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred though the vesting of Company stock awards. As of March 31, 2026, an aggregate of 5,678,223 shares remained available for repurchase under our 2024 Repurchase Program.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a CET1 capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At March 31, 2026, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business – Capital Adequacy Requirements” as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				March 31, 2026		December 31, 2025
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank, N.A.	CVB Financial Corp. Consolidated	Citizens Business Bank, N.A.
Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	11.86%	11.69%	11.62%	11.46%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	16.30%	16.06%	15.89%	15.66%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	16.30%	16.06%	15.89%	15.66%
Total risk-based capital ratio	8.00%	10.50%	10.00%	17.11%	16.87%	16.66%	16.44%

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

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand, deposit fluctuations, and borrowings. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. In addition to on balance sheet liquidity, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, FHLB and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. In addition to $425.2 million of cash and cash equivalents on the balance sheet at March 31, 2026, we had substantial sources of off-balance sheet liquidity. These sources of available liquidity include $4.0 billion of secured and unused capacity with FHLB, $1.2 billion of secured unused borrowing capacity at the Fed’s discount window, more than $134.0 million of unpledged AFS securities that could be pledged at the discount window and $305.0 million of unsecured lines of credit. In addition to these borrowing sources, the Bank has capacity to utilize additional brokered deposits as of March 31, 2026. We can also obtain additional liquidity from deposit growth by utilizing state and national wholesale markets.

Our primary sources of funds for the Company are deposits, customer repurchase agreements and borrowings. Total deposits and customer repos of $12.44 billion at March 31, 2026 decreased $123.1 million, or 0.98%, compared to total deposits and customer repos of $12.56 billion at December 31, 2025. As of March 31, 2026, total borrowings, consisted of $500 million of FHLB advances, at an average cost of approximately 4.55%. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. At March 31, 2026, our deposits and customer repurchase agreements that are neither collateralized nor insured were approximately $5.67 billion, or 46% of our total deposits and customer repos.

Additional sources of liquidity include principal and interest payments from our investment portfolio. Our total investment portfolio totaled $4.84 billion at March 31, 2026, a decrease of $116.3 million from $4.95 billion at December 31, 2025. The decrease was primarily due to a $93.9 million decline in AFS securities and a $22.4 million decrease in HTM securities, resulting from repayments and maturities. At March 31, 2026, our AFS investment securities totaled $2.59 billion, inclusive of a pre-tax net unrealized loss of $310.4 million. Pre-tax unrealized loss declined by $2.6 million from prior year end, resulting primary from fluctuation in market interest rates. Market risk is partly managed by $700 million notional pay fixed swaps hedging the fair value of the AFS portfolio. The increase in fair value of our AFS securities was partially offset by a $4.7 million decrease in the fair value of our derivatives that hedge the change in value of our AFS portfolio.

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

Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2026 and 2025. For further details see our “Condensed Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Average cash and cash equivalents	$425,164	$315,760
Percentage of total average assets	2.73%	2.08%

Net cash provided by operating activities	$62,391	$41,878
Net cash provided by investing activities	166,421	273,070
Net cash (used in) provided by financing activities	(152,815)	9,443
Net increase in cash and cash equivalents	$75,997	$324,391

For the three months ended March 31, 2026, average cash and cash equivalents increased by $109.4 million, or 34.6%, to $425.2 million, compared to $315.8 million for the same period last year.

At March 31, 2026, cash and cash equivalents totaled $452.4 million. This represented an increase of $76.0 million, or 20.19%, from $376.4 million at December 31, 2025. Of this total, cash on deposit at the Federal Reserve increased by $44.9 million compared to December 31, 2025.

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

	Estimated Net Interest Income Sensitivity (1)
	March 31, 2026			December 31, 2025
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)	Interest Rate Scenario	12-month Period	24-month Period (Cumulative)
+ 200 basis points	3.70%	5.82%	+ 200 basis points	3.85%	5.71%
- 200 basis points	-3.01%	-6.24%	- 200 basis points	-2.66%	-6.19%

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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At March 31, 2026 and December 31, 2025, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates. From December 31, 2025 to March 31, 2026, our EVE sensitivity to declining interest rates was modestly lower. Our overall sensitivity of EVE to changes in interest rates is generally modest.

Economic Value of Equity Sensitivity

	March 31, 2026	December 31, 2025
400 bp decrease in interest rates	16.4%	15.9%
300 bp decrease in interest rates	17.4%	16.6%
200 bp decrease in interest rates	18.4%	17.8%
100 bp decrease in interest rates	19.1%	18.6%
Base	19.6%	19.1%
100 bp increase in interest rates	19.7%	19.3%
200 bp increase in interest rates	19.7%	19.2%
300 bp increase in interest rates	19.2%	18.6%
400 bp increase in interest rates	18.8%	18.2%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in the market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities, as well as our portfolio of investment securities and fair value hedges. We do not currently have futures, forwards, or option contracts. For further quantitative and qualitative disclosures about market risks in our portfolio, see Asset/Liability Management and Interest Rate Sensitivity Management” included in Item 2 MD&A presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

During the quarter ended March 31, 2026, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

We do not presently believe that the ultimate resolution of any lawsuits currently pending against the Company will have a material adverse effect on the Company’s results of operations, financial condition or cash flows. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened against the Company could have a material adverse effect on our results of operations, financial condition and/or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2025. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and/or cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 20, 2024, our Board of Directors approved a program to repurchase up to 10,000,000 shares (the "Maximum Amount") of CVB common stock Repurchases may be made through one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions, at times and at prices considered appropriate by the Company, subject to prevailing market conditions and other corporate and legal considerations ("2024 Repurchase Program"). The 2024 Repurchase Program replaced in its entirety the Company's previous 2022 share repurchase program, which had 4,300,059 shares that remained available for repurchase at the time of termination. The 2024 Repurchase Program will terminate on the earlier of the repurchase of the Maximum Amount or five years from the date of authorization. During the first quarter of 2026, the Company did not repurchase any shares pursuant to the 2024 Repurchase Program. As of March 31, 2026, an aggregate of 5,678,223 shares remained available for repurchase under our 2024 Repurchase Program.

Additionally, during the first quarter of 2026, 157,632 shares were repurchased through net settlement by employees in satisfaction of income tax withholding obligations incurred upon the vesting of Company stock awards. These shares were not repurchased under the 2024 Repurchase Program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares Available for Repurchase Under the Plans or Programs
January 1 - 31, 2026	104,657	$19.65	—	$—	5,678,223
February 1 - 28, 2026	18,345	$20.48	—	$—	5,678,223
March 1 - 31, 2026	34,630	$18.72	—	$—	5,678,223
Total	157,632	$19.54	—	$—

(1)
Shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

2.1	Agreement and Plan of Reorganization and Merger by and between CVB Financial Corp. and Heritage Commerce Corp. dated as of December 17, 2025.(1)
3.1	Articles of Incorporation of CVB Financial Corp., as amended (2)
3.2	Second Amended and Restated Bylaws of CVB Financial Corp. (3)
4.1	Form of CVB Financial Corp. common stock certificate (4)
10.1	Employment Agreement by and among CVB Financial Corp., Citizens Business Bank, National Association and R. Clay Jones, effective April 17, 2026.†(5)
10.2

Form of First Amendment to Employment Agreement by and among CVB Financial Corp. and Citizens Business Bank, National Association, on the one hand, and each of E. Allen Nicholson, David F. Farnsworth, David C. Harvey, and Richard H. Wohl, respectively, on the other hand, effective April 17, 2026.†(6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensation plan.

(1) Incorporated herein by reference to Exhibit 2.1 to Registrant's Form 8-K filed with the SEC on December 23, 2025.

(2) Incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q filed with the SEC on August 9, 2010.

(3) Incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 8-K filed with the SEC on September 21, 2023.

(4) Incorporated herein by reference to Exhibit 4.1 to the Registrant's Form 8-A12G filed with the SEC on June 11, 2001.

(5) Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on April 21, 2026.

(6) Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed with the SEC on April 21, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVB FINANCIAL CORP.

(Registrant)

Date: May 8, 2026

/s/ E. Allen Nicholson

E. Allen Nicholson

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)