Form 10-Q
period 2026-06-30
CVB FINANCIAL CORP
filed 2026-08-07
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 175,997,435 outstanding as of August 3, 2026.

Forward-Looking Statements

Certain statements set forth herein constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will,” “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward-looking statements, which involve risks and uncertainties that could cause actual results or performance to differ materially from those projected. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, including, without limitation, plans, strategies, goals and statements about the Company’s outlook regarding revenue and asset growth, financial performance and profitability, capital and liquidity levels, loan and deposit levels, growth and retention, yields and returns, loan diversification and credit management, stockholder value creation, tax rates, the impact of business, economic, or political developments, the impact of monetary, fiscal and trade policies, and the impact of acquisitions we have made or may make, including our recent acquisition of Heritage Commerce Corp and its wholly-owned banking subsidiary, Heritage Bank of Commerce (collectively, “Heritage”). Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company, and there can be no assurance that future developments affecting the Company will be the same as those anticipated by management. The Company cautions readers that a number of important factors in addition to those set forth below could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.

General risks and uncertainties include, but are not limited to, the following: the strength of the United States economy and the strength of the local economies in which we conduct business; the effects of, and changes in, immigration, trade, tariff, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation/deflation, interest rate, market, and monetary fluctuations; the effects of acquisitions we have made or may make, including, without limitation, the failure to achieve the expected efficiencies and financial results from such acquisitions; the timely development of competitive new products and services, and the acceptance of these products and services by potential and existing customers; the impact of changes in financial services policies, laws, and regulations, including those concerning banking, taxes, securities and insurance, and the application thereof by regulatory agencies; changes in the scope and cost of FDIC insurance; the effectiveness of our risk management framework and quantitative models; changes in the level of our nonperforming assets and charge-offs; the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible credit related impairments or declines in the fair value of loans and securities held by us; possible impairment charges to goodwill, including any impairment that may result from increased volatility in our stock price; changes in consumer or business spending, borrowing and savings habits; the effects of risks associated with geographic and industry concentrations within our loan portfolio; periodic fluctuations in commercial or residential real estate prices or values; our ability to attract or retain deposits (including low cost deposits) or to access government or private lending facilities and other sources of liquidity; the possibility that we may reduce or discontinue the payment of dividends on our common stock; changes in the financial performance and/or condition of our borrowers or depositors; changes in the competitive environment among financial and bank holding companies and other financial service providers; technological changes, including the adoption of artificial intelligence, in banking and financial services; the use, reliability and accuracy of the financial models and data on which we rely; systemic or non-systemic bank failures or crises; geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the United States and abroad; catastrophic events or natural disasters, including earthquakes, drought, climate change or extreme weather events that may affect our assets, communications or computer services, customers, employees or third party vendors; public health crises and pandemics, and their effects on the economic and business environments in which we operate, including on our asset credit quality, business operations and employees, as well as the impact on general economic and financial market conditions; cybersecurity threats and fraud and the costs of defending against them, including the costs of compliance with legislation or regulations to combat fraud and cybersecurity threats; our ability to recruit and retain key executives, board members and other employees, and our ability to comply with federal and state employment laws and regulations; ongoing or unanticipated regulatory or legal proceedings or outcomes; risks associated with our recently completed merger with Heritage, including difficulties retaining Heritage’s key personnel and customers, and achieving anticipated cost saving and revenue synergies; and our ability to manage the risks involved in the foregoing.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company's 2025 Annual Report on Form 10-K filed with the SEC and available at the SEC’s website (http://www.sec.gov).

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$194,590	$107,511
Interest-earning balances due from Federal Reserve	909,769	268,878
Total cash and cash equivalents	1,104,359	376,389
Interest-earning balances due from depository institutions	749	13,064
Investment securities available-for-sale, at fair value (with amortized cost of $3,777,744 at June 30, 2026, and $2,982,228 at December 31, 2025)	3,457,764	2,683,070
Investment securities held-to-maturity (with fair value of $1,867,394 at June 30, 2026, and $1,925,492 at December 31, 2025)	2,218,529	2,270,391
Total investment securities	5,676,293	4,953,461
Investment in FHLB, FRB, and other stock	81,275	55,948
Loans and lease finance receivables	12,017,055	8,699,193
Allowance for credit losses	(126,661)	(77,161)
Net loans and lease finance receivables	11,890,394	8,622,032
Premises and equipment, net	33,114	26,505
Bank owned life insurance (“BOLI”)	415,118	325,299
Accrued interest receivable	60,747	46,723
Intangibles	117,927	5,774
Goodwill	1,099,936	765,822
Income tax asset	307,883	174,169
Other assets	394,986	265,868
Total assets	$21,182,781	$15,631,054

Liabilities
Deposits:
Noninterest-bearing	$8,606,924	$6,800,691
Interest-bearing	7,681,777	5,271,291
Total deposits	16,288,701	12,071,982
Customer repurchase agreements	563,405	490,601
Federal Home Loan Bank advances and other borrowings	500,000	500,000
Subordinated debt, net	38,973	—
Deferred compensation	54,395	22,318
Accrued interest payable	6,532	4,770
Other liabilities	561,086	246,159
Total liabilities	18,013,092	13,335,830

Stockholders' Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 176,247,135 at June 30, 2026, and 135,551,799 at December 31, 2025	2,060,555	1,222,365
Retained earnings	1,337,229	1,300,513
Accumulated other comprehensive loss, net	(228,095)	(227,654)
Total stockholders' equity	3,169,689	2,295,224
Total liabilities and stockholders' equity	$21,182,781	$15,631,054

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income
Loans and leases, including fees	$159,212	$108,845	$272,484	$217,916
Investment securities:
Investment securities available-for-sale	23,229	18,299	42,629	37,033
Investment securities held-to-maturity	12,322	12,886	24,788	25,907
Total investment income	35,551	31,185	67,417	62,940
Dividends from FHLB, FRB, and other stock	1,227	411	2,538	790
Interest-earning deposits with other institutions	6,138	3,768	8,799	5,565
Total interest income	202,128	144,209	351,238	287,211
Interest expense
Deposits	32,119	24,829	55,171	50,151
Borrowings and customer repurchase agreements	6,707	7,401	14,679	14,201
Subordinated debentures	639	—	639	—
Other	248	371	494	807
Total interest expense	39,713	32,601	70,983	65,159
Net interest income before provision for (recapture of) credit losses	162,415	111,608	280,255	222,052
Provision for (recapture of) credit losses	—	—	3,000	(2,000)
Net interest income after provision for (recapture of) credit losses	162,415	111,608	277,255	224,052
Noninterest income
Service charges on deposit accounts	5,336	4,959	10,153	9,867
Trust and investment services	4,184	3,716	7,908	7,127
Bankcard services	624	647	1,291	1,277
BOLI income	3,492	3,228	6,631	6,059
Gain on OREO, net	—	—	—	2,183
Other	3,374	2,194	5,306	4,460
Total noninterest income	17,010	14,744	31,289	30,973
Noninterest expense
Salaries and employee benefits	46,568	34,999	84,029	71,476
Occupancy and equipment	8,293	6,106	14,368	12,104
Professional services	3,250	2,191	5,768	4,272
Computer software expense	6,136	4,410	10,439	8,631
Marketing and promotion	2,098	1,817	4,159	3,805
Amortization of intangible assets	3,577	1,155	4,427	2,310
Provision for unfunded loan commitments	4,250	—	4,750	500
Acquisition related expenses	31,400	—	32,529	—
Other	8,806	6,879	14,477	13,603
Total noninterest expense	114,378	57,557	174,946	116,701
Earnings before income taxes	65,047	68,795	133,598	138,324
Income tax expense	16,786	18,231	34,335	36,656
Net earnings	$48,261	$50,564	$99,263	$101,668

Other comprehensive income
Unrealized (loss) gain on securities and derivatives arising during the period, before tax	$(4,398)	$15,645	$(621)	$64,999
Less: Income tax benefit (expense) related to items of other comprehensive income	1,278	(6,477)	180	(21,067)
Other comprehensive (loss) income, net of tax	(3,120)	9,168	(441)	43,932
Comprehensive income	$45,141	$59,732	$98,822	$145,600

Basic earnings per common share	$0.29	$0.37	$0.65	$0.73
Diluted earnings per common share	$0.29	$0.37	$0.65	$0.73

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Dollars in thousands, except share data)

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, April 1, 2026	135,791,180	$1,221,938	$1,324,318	$(224,975)	$2,321,281
Issuance of common stock for acquisition	40,621,024	840,173	—	—	840,173
Repurchase of common stock	(241,034)	(5,133)	—	—	(5,133)
Exercise of stock options	13,040	237	—	—	237
Shares issued and compensation expense, pursuant to stock-based compensation plan, net of stock surrendered and cancelled	62,925	3,340	—	—	3,340
Cash dividends declared on common stock ($0.20 per share)	—	—	(35,350)	—	(35,350)
Net earnings	—	—	48,261	—	48,261
Other comprehensive loss	—	—	—	(3,120)	(3,120)
Balance, June 30, 2026	176,247,135	$2,060,555	$1,337,229	$(228,095)	$3,169,689

Balance, April 1, 2025	139,089,612	$1,280,969	$1,224,750	$(277,300)	$2,228,419
Repurchase of common stock	(1,283,761)	(22,544)	—	—	(22,544)
Exercise of stock options	400	7	—	—	7
Shares issued and compensation expense, pursuant to stock-based compensation plan, net of stock surrendered and cancelled	19,214	2,411	—	—	2,411
Cash dividends declared on common stock ($0.20 per share)	—	—	(27,703)	—	(27,703)
Net earnings	—	—	50,564	—	50,564
Other comprehensive income	—	—	—	9,168	9,168
Balance, June 30, 2025	137,825,465	$1,260,843	$1,247,611	$(268,132)	$2,240,322

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2026	135,551,799	$1,222,365	$1,300,513	$(227,654)	$2,295,224
Issuance of common stock for acquisition	40,621,024	$840,173	—	—	840,173
Repurchase of common stock	(241,034)	$(5,133)	—	—	(5,133)
Exercise of stock options	39,490	714	—	—	714
Shares issued and compensation expense, pursuant to stock-based compensation plan, net of stock surrendered and cancelled	275,856	2,436	—	—	2,436
Cash dividends declared on common stock ($0.40 per share)	—	—	(62,547)	—	(62,547)
Net earnings	—	—	99,263	—	99,263
Other comprehensive loss	—	—	—	(441)	(441)
Balance, June 30, 2026	176,247,135	$2,060,555	$1,337,229	$(228,095)	$3,169,689

Balance, January 1, 2025	139,690,086	$1,296,881	$1,201,499	$(312,064)	$2,186,316
Repurchase of common stock	(2,238,074)	(41,231)	—	—	(41,231)
Exercise of stock options	15,350	259	—	—	259
Shares issued and compensation expense, pursuant to stock-based compensation plan, net of stock surrendered and cancelled	358,103	4,934	—	—	4,934
Cash dividends declared on common stock ($0.40 per share)	—	—	(55,556)	—	(55,556)
Net earnings	—	—	101,668	—	101,668
Other comprehensive income	—	—	—	43,932	43,932
Balance, June 30, 2025	137,825,465	$1,260,843	$1,247,611	$(268,132)	$2,240,322

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities
Interest and dividends received	$337,256	$292,810
Service charges and other fees received	24,411	22,299
Interest paid	(69,073)	(65,625)
Net cash paid to vendors, employees and others	(147,379)	(131,308)
Proceeds from sales of loans held for sale	327,450	—
Income taxes paid, net	(22,130)	(23,190)
Net cash provided by operating activities	450,535	94,986
Cash Flows from Investing Activities
Net change in FHLB, FRB, and other stock	7,243	—
Net change in interest-earning balances from depository institutions	12,315	(10,524)
Proceeds from repayment and maturity of investment securities available-for-sale	249,585	167,451
Proceeds from repayment and maturity of investment securities held-to-maturity	47,009	52,560
Proceeds from sale of investment securities available-for-sale	488,210	—
Purchases of investment securities available-for-sale	(361,510)	(29,388)
Purchases of investment securities held-to-maturity	(1,114)	(6,230)
Net increase in equity investments	(26,968)	(18,499)
Net (increase) decrease in loan and lease finance receivables	(156,258)	179,611
Purchase of premises and equipment	(1,925)	(1,529)
Proceeds from BOLI death benefit	—	2,340
Proceeds from sales of OREO	—	21,348
Cash acquired from acquisition, net of cash paid	542,651	—
Net cash provided by investing activities	799,238	357,140
Cash Flows from Financing Activities
Net (decrease) increase in other deposits	(103,747)	26,045
Net (decrease) increase in time deposits	(431,999)	10,397
Repayment of long-term FHLB advances	(300,000)	—
Net change in short-term FHLB borrowings	300,000	—
Net increase in customer repurchase agreements	72,804	142,267
Cash dividends on common stock	(54,442)	(55,925)
Repurchase of common stock and restricted stock	(5,133)	(41,231)
Proceeds from exercise of stock options	714	259
Net cash (used in) provided by financing activities	(521,803)	81,812
Net increase in cash and cash equivalents	727,970	533,938
Cash and cash equivalents, beginning of period	376,389	204,698
Cash and cash equivalents, end of period	$1,104,359	$738,636

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$99,263	$101,668
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of other real estate owned	—	(2,045)
Increase in BOLI	—	(6,059)
Net amortization of premiums and discounts on investment securities	6,584	7,836
Accretion of discount for acquired loans, net	(3,603)	(1,390)
Provision for (recapture of) credit losses	3,000	(2,000)
Provision for unfunded loan commitments	4,750	500
Stock-based compensation	2,436	4,934
Depreciation, amortization and accretion, net	8,567	8,678
Proceeds from sales of loans held for sale	327,450	—
Change in other assets and liabilities	2,088	(17,136)
Total adjustments	351,272	(6,682)
Net cash provided by operating activities	$450,535	$94,986

Supplemental Disclosure of Non-cash Investing Activities
Securities purchased and not settled	$150,680	$—
Transfer of loans to other real estate owned	43	661
Business Combination:
Fair value of tangible assets acquired	5,288,984	—
Goodwill and intangibles	450,694	—
Fair value of liabilities assumed	4,894,181	—
Issuance of common stock for acquisition	840,173	—

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS

The condensed consolidated financial statements include CVB Financial Corp. (referred to herein on an unconsolidated basis as “CVB” and on a consolidated basis as “we”, “our” or the “Company”) and its wholly owned subsidiary, Citizens Business Bank, National Association (the “Bank” or “CBB”), after elimination of all intercompany transactions and balances. The Company has one inactive subsidiary, Chino Valley Bancorp.

On April 17, 2026, the Company completed its acquisition of Heritage Commerce Corp and its wholly-owned banking subsidiary, Heritage Bank of Commerce (collectively, “Heritage”). The conversion of Heritage's banking systems was completed during the second quarter of 2026. The acquisition was an all-stock transaction accounted for under the acquisition method of accounting as a business combination. See Note 4 — Business Combination for additional information.

The Company’s primary operations are related to traditional banking activities. This includes the acceptance of deposits and the lending and investing of money through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located throughout California. As a result of the Heritage acquisition, CSNK Working Capital Finance Corp., a California corporation doing business as Bay View Funding (“BVF”), became a wholly owned subsidiary of CBB. BVF provides working capital factoring financing to various industries throughout the United States.

As of June 30, 2026, the Bank operated 78 banking centers, one loan production office in Temecula, CA, and three trust office locations. The Company is headquartered in the city of Ontario, California.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation of financial results for the interim periods presented. The Company’s financial results for the three and six months ended June 30, 2026, included 74 days of Heritage's operations, post-merger, which impacts the comparability of the current period's results to prior periods. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results anticipated for another interim period or the full year ending December 31, 2026. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”), filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as discussed below, our accounting policies are described in Note 3 – Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2025 Form 10-K. As of June 30, 2026, there were no significant changes to accounting policies from those disclosed in our audited consolidated financial statements included in our 2025 Form 10-K.

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

Business Segments — We regularly assess our strategic plans, operations, reporting structures and financial information provided to the Chief Executive Officer, our chief operating decision maker (“CODM”), to identify our reportable segments. At June 30, 2026 and since September 30, 2018, we have operated as one reportable segment. Changes to our reportable segments are expected to be infrequent.

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

January 1, 2026

The Company elected to early adopt this ASU, effective January 1, 2026 and applied it to the accounting for the acquisition of Heritage Commerce Corp, which was completed in the second quarter of 2026. As a result, the Company established an initial allowance for credit losses of $25.2 million on purchased seasoned loans acquired from Heritage at the acquisition date, with a corresponding increase to the loans' amortized cost basis. In addition, the Company recognized an initial allowance for credit losses of $21.4 million on PCD loans through a gross-up of the acquired loan balances. The adoption of this ASU did not otherwise have a material impact on the Company's consolidated financial statements. For additional details related to the acquisition, see Note 4 — Business Combination of the notes to this Quarterly Report on Form 10-Q.

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

4. BUSINESS COMBINATION

On April 17, 2026, the Company completed its previously announced acquisition of Heritage Commerce Corp and its wholly-owned banking subsidiary, Heritage Bank of Commerce, in an all-stock transaction pursuant to the Agreement and Plan of Reorganization and Merger, dated as of December 17, 2025 (the “Merger Agreement”), by and between CVB and Heritage. On the Closing Date, Heritage Commerce Corp merged with and into CVB, with CVB continuing as the surviving entity. Immediately thereafter, Heritage Bank of Commerce merged with and into Citizens Business Bank, N.A. Under the terms of the Merger Agreement, Heritage shareholders received 0.65 shares of the Company’s common stock for each share of Heritage common stock owned. As consideration for the acquisition, the Company issued approximately 40,621,024 shares of common stock, net of shares withheld for applicable taxes related to Heritage equity awards, valued at $20.68 per share based on the closing price of the Company's common stock as of the acquisition date. In addition, the Company paid $1.6 million in cash in lieu of fractional shares and for the cash settlement of certain Heritage stock options and assumed substitute restricted stock units with a fair value of $129,000. Total merger consideration was $845.5 million. The acquisition accelerated the Company's expansion into the Bay area and enhanced its geographic presence across major business banking markets in California.

The acquisition of Heritage was accounted for as a business combination under ASC 805, Business Combination. Accordingly, the assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. Fair value estimates were based on information available as of the acquisition date and are considered preliminary as of June 30, 2026. The determination of fair value requires management to make estimates related to discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These preliminary estimates, including deferred tax assets, may be revised during the measurement period, which ends no later than one year after the acquisition date. Adjustments may occur as additional information becomes available regarding facts and circumstances that existed at the acquisition date.

The following table presents the allocation of purchase price consideration to the estimated fair values of assets acquired and liabilities assumed from Heritage as of April 17, 2026.

(Dollars in thousands)	April 17, 2026
Fair value consideration paid to Heritage shareholders
Fair value of common shares issued and exchanged		$843,723
Fair value or restricted stock units assumed		129
Cash paid		1,645
Total merger consideration		$845,497
Fair value of assets acquired:
Cash and cash equivalents	$547,974
Investment securities available-for-sale	1,016,408
FHLB, FRB stock and other investments	32,570
Loans	3,433,567
Premises and equipment	7,090
Bank owned life insurance	83,070
Other intangible assets	116,580
Deferred tax asset, net	74,457
Other assets	93,847
Total assets acquired	$5,405,563
Fair value of liabilities assumed:
Deposits	$4,752,465
Subordinated debt	38,740
Other liabilities	102,975
Total liabilities assumed	$4,894,180
Net assets acquired		511,383
Goodwill		$334,114

In connection with the acquisition of Heritage, the Company recorded approximately $334.1 million of goodwill and core deposit intangible assets of $116.6 million. The preliminary goodwill primarily reflects the expected synergies, operational efficiencies, expanded market opportunities and other factors to result from the acquisition and represents the excess purchase price over the estimated fair value of the net assets acquired. Goodwill recognized in this transaction is not deductible for income tax purposes. See Note 7 - Goodwill and other intangible assets for additional information.

The following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed.

Cash and cash equivalents: The carrying amounts approximate fair value due to the short-term nature of these assets.

Investment securities available-for-sale: Fair values were based on third-party pricing services, dealer quotes, or subsequent sale prices, where available. If quoted market prices were not available, fair value estimates were based on observable inputs including quoted market prices for similar instruments, quoted market prices that were not in an active market or other inputs that were observable in the market. In the absence of observable inputs, fair value was estimated based on market-based inputs and valuation models using discounted cash flow methodologies.

Loans: Certain SFR mortgage loan pools acquired from Heritage were classified as held-for-sale and were sold by the Company at a fair value of $327.5 million. Fair value was determined based on bids from third-party investors. Fair values for loans held for investment were estimated on a loan level basis using a discounted cash flow methodology that considered factors including loan types, interest rates, contractual term, amortization status, current market rates, loan-to-value ratios, loss exposures, and remaining balances. The discounted cash flow incorporates the credit losses directly in the projected cash flows using assumptions for probability of defaults, loss given defaults, recovery lags, prepayment rate, and discount rates. The discount rates used for loans were based on alternative cost of funds, current market interest rates, servicing costs and include liquidity adjustments. Expected future cash flows from the loans were estimated and discounted to present value over the remaining life using a discount rate that reflected credit risks.

Purchased loans that exhibited more-than-insignificant deterioration of credit quality from origination were classified as purchased credit deteriorated loans. For PCD loans, the initial estimate of expected credit losses is recognized through allowance for credit losses (“ACL”) with an offsetting gross-up adjustment to the acquired loan balances and the related purchase accounting mark. In addition, the Company adopted ASU 2025-08 effectively January 1, 2026. Accordingly, the initial ACL established on acquired loans included both PCD and non-PCD loans that qualified as purchased seasoned loans under the guidance.

The following table provides a summary of the acquired PCD and PSL loans as of April 17, 2026.

(Dollars in thousands)	Unpaid principal balance	Premium/ (discount)	Loans	ACL	Fair value
PCD loans	$102,637	$(3,208)	$99,429	$(21,419)	$78,010
PSL loans	3,131,699	(78,554)	3,053,145	(25,209)	3,027,936
Total	$3,234,336	$(81,762)	$3,152,574	$(46,628)	$3,105,946

Premises and equipment: Fair values were determined using a market approach, supported by third-party appraisals and broker opinions of value for land and office buildings.

Core Deposit intangible assets (“CDI”): Core deposit intangible assets represent the value of acquired deposit relationships. Fair value was estimated using a discounted cash flow methodology based on the present value of expected cost savings from utilizing core deposit funding compared to alternative funding sources. Key assumptions included expected customer attrition rates, net maintenance costs of the deposit base, alternative funding costs, and interest costs associated with customer deposits. The discount rate used was derived based on the estimated cost of equity, risk-free rate of return, market risk premium and specific risk related to the asset’s cash flows. The core deposit intangible is being amortized over 10 years using the sum-of-the-years'-digits method, reflecting the pattern of expected economic benefits.

Deposits: The fair values for demand and savings deposits were assumed to equal the amounts payable on demand at the acquisition date. The fair values for time deposits were estimated using a discounted cash flow approach that applied current market interest rates to the contractual terms on such deposits.

Subordinated debt: The fair value of subordinated debt was determined by using a discounted cash flow method using a discount rate based on the 10-year treasury yield as of the valuation date, adjusted for a market spread of comparable debt or preferred securities offerings. The Company expects to repay the subordinated debt in May 2027. Accordingly, the projected cash flows were modeled through the expected repayment date in May 2027 rather than the contractual maturity date.

Effective from the closing date of April 17, 2026, Heritage’s financial results were included in the Company’s consolidated results of operations for the three and six months ended June 30, 2026. During the three and six months ended June 30, 2026, the Company incurred $31.4 million and $32.5 million of non-recurring acquisition-related expenses, respectively.

Pro forma financial information (unaudited)

The following presents unaudited financial information as if the acquisition had occurred on January 1, 2025. Pro forma adjustments reflect changes in interest income from the accretion of discounts and premiums on acquired loans and leases, changes in interest expense from the amortization or accretion of fair value adjustments on interest-bearing deposits, and the amortization of core deposit intangibles as if the deposits had been acquired in January 1, 2025. This pro forma information is provided for illustrative purposes only and is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the prior year. The amounts do not reflect anticipated operating cost savings, revenue enhancements, or other synergies expected to result from the acquisition. Actual results may differ from the unaudited pro forma information presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net interest income	$173,682	$163,719	$346,866	$327,084
Noninterest income	17,423	17,721	34,937	36,646
Net income (1)	63,414	56,025	126,832	62,850

(1)
Pro forma net income for the three and six months ended June 30, 2026 was adjusted to excluded acquisition-related costs of $31.4 million and $50.2 million respectively, including Heritage acquisition related costs incurred during those periods. Pro forma net income for the six months ended June 30, 2025 was adjusted to include the acquisition-related costs of $75.0 million. Pro forma net income assumes acquisition-related costs were incurred after the first quarter of 2025.

5. INVESTMENT SECURITIES

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

	June 30, 2026
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
AFS investment securities
Government agency/GSE	$45,635	$—	$(109)	$45,526	1.32%
Mortgage-backed securities	2,637,390	1,844	(213,835)	2,425,399	70.14%
CMO/REMIC	1,032,757	362	(111,171)	921,948	26.66%
Municipal bonds	21,427	23	(625)	20,825	0.60%
Collateralized loan obligations	42,000	29	—	42,029	1.22%
Other securities	2,037	—	—	2,037	0.06%
Unallocated portfolio layer fair value basis adjustments (1)	(3,502)	3,502	—	—	0.00%
Total AFS investment securities	$3,777,744	$5,760	$(325,740)	$3,457,764	100.00%

HTM investment securities
Government agency/GSE	$490,324	$—	$(84,755)	$405,569	22.10%
Mortgage-backed securities	533,852	—	(86,197)	447,655	24.06%
CMO/REMIC	736,006	—	(155,100)	580,906	33.18%
Municipal bonds	439,548	1,410	(26,493)	414,465	19.81%
Other securities (2)	18,799	—	—	18,799	0.85%
Total HTM investment securities	$2,218,529	$1,410	$(352,545)	$1,867,394	100.00%

	December 31, 2025
	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
	(Dollars in thousands)
AFS investment securities
Government agency/GSE	$35,348	$17	$(81)	$35,284	1.32%
Mortgage-backed securities	2,089,155	2,199	(203,700)	1,887,654	70.35%
CMO/REMIC	800,896	2,314	(108,060)	695,150	25.91%
Municipal bonds	21,787	27	(524)	21,290	0.79%
Collateralized loan obligations	42,000	—	—	42,000	1.57%
Other securities	1,692	—	—	1,692	0.06%
Unallocated portfolio layer fair value basis adjustments (1)	(8,650)	8,650	—	—	0.00%
Total AFS investment securities	$2,982,228	$13,207	$(312,365)	$2,683,070	100.00%

HTM investment securities
Government agency/GSE	$498,513	$—	$(82,741)	$415,772	21.96%
Mortgage-backed securities	557,860	25	(84,512)	473,373	24.57%
CMO/REMIC	751,639	—	(152,417)	599,222	33.10%
Municipal bonds	444,694	1,572	(26,826)	419,440	19.59%
Other securities (2)	17,685	—	—	17,685	0.78%
Total HTM investment securities	$2,270,391	$1,597	$(346,496)	$1,925,492	100.00%

(1)
Represents the amount of portfolio layer method basis adjustments related to AFS mortgage-backed securities (“MBS”) securities hedged in a closed portfolio. Under GAAP, these basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses of the hedged AFS securities. Refer to Note 11 for additional information.
(2)
Represents Commercial Property Assessed Clean Energy (“C-PACE”) bonds.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable, and interest income on investment securities which is exempt from regular federal income tax.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
AFS investment securities
Taxable	$23,083	$18,154	$42,338	$36,744
Tax-advantaged	146	145	291	289
Total interest income from AFS investment securities	23,229	18,299	42,629	37,033
HTM investment securities
Taxable	10,037	10,537	20,208	21,196
Tax-advantaged	2,285	2,349	4,580	4,711
Total interest income from HTM investment securities	12,322	12,886	24,788	25,907
Total interest income from investment securities	$35,551	$31,185	$67,417	$62,940

The following table presents the Company’s AFS and HTM investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
AFS investment securities
Government agency/GSE	$44,970	$(109)	$—	$—	$44,970	$(109)
Mortgage-backed securities	474,856	(4,810)	1,460,674	(209,025)	1,935,530	(213,835)
CMO/REMIC	247,003	(1,082)	332,202	(110,089)	579,205	(111,171)
Municipal bonds	986	(14)	17,130	(611)	18,116	(625)
Total AFS investment securities	$767,815	$(6,015)	$1,810,006	$(319,725)	$2,577,821	$(325,740)

HTM investment securities
Government agency/GSE	$—	$—	$405,569	$(84,755)	$405,569	$(84,755)
Mortgage-backed securities	16,310	(36)	431,210	(86,161)	447,520	(86,197)
CMO/REMIC	—	—	580,906	(155,100)	580,906	(155,100)
Municipal bonds	13,656	(24)	313,870	(26,469)	327,526	(26,493)
Total HTM investment securities	$29,966	$(60)	$1,731,555	$(352,485)	$1,761,521	$(352,545)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(Dollars in thousands)
AFS investment securities
Government agency/GSE	$5,919	$(81)	$—	$—	$5,919	$(81)
Mortgage-backed securities	32,579	(71)	1,586,803	(203,629)	1,619,382	(203,700)
CMO/REMIC	—	—	344,865	(108,060)	344,865	(108,060)
Municipal bonds	—	—	17,600	(524)	17,600	(524)
Total AFS investment securities	$38,498	$(152)	$1,949,268	$(312,213)	$1,987,766	$(312,365)

HTM investment securities
Government agency/GSE	$—	$—	$415,772	$(82,741)	$415,772	$(82,741)
Mortgage-backed securities	—	—	455,255	(84,512)	455,255	(84,512)
CMO/REMIC	—	—	599,222	(152,417)	599,222	(152,417)
Municipal bonds	3,690	(11)	321,723	(26,815)	325,413	(26,826)
Total HTM investment securities	$3,690	$(11)	$1,791,972	$(346,485)	$1,795,662	$(346,496)

The allowance for credit losses on investment securities is evaluated for both the AFS and HTM classifications of the investment portfolio in accordance with ASC 326. The Company reviews investment securities in an unrealized loss position to determine whether the decline in fair value a is attributable to credit-related factors or non-credit-related factors, such as changes in interest rates and general market conditions, changes in issuer credit ratings. Unrealized losses on AFS securities attributable to non-credit-related factors are not recorded through an ACL. Such declines are recorded in accumulated other comprehensive income, net. If the Company intends to sell an AFS security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the amortized cost basis of the security is written down to fair value through earnings. Management determined that no credit losses exist for securities in an unrealized loss position as of June 30, 2026 and December 31, 2025. Accordingly, no allowance for credit losses was recorded on the Company's investment securities portfolio.

At June 30, 2026, investment securities with carrying values of $2.74 billion were pledged to secure various types of deposits, including $1.03 billion of public funds. In addition, investment securities with carrying values of $2.36 billion were pledged to secure $708.5 million for repurchase agreements, $1.58 billion for unused borrowing capacity, and approximately $71.7 million for other purposes as required or permitted by law.

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

The amortized cost and fair value of debt securities at June 30, 2026, by contractual maturity, are shown in the following table. Although mortgage-backed securities and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 25 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	June 30, 2026
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$36,000	$35,938	$4,368	$4,361
Due after one year through five years	28,905	32,164	130,367	122,303
Due after five years through ten years	41,539	40,581	328,226	286,347
Due after ten years	3,671,300	3,349,081	1,755,568	1,454,383
Total investment securities	$3,777,744	$3,457,764	$2,218,529	$1,867,394

Investment in Federal Home Loan Bank and Federal Reserve Bank of San Francisco Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”), and members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors. The Bank is also a member of the Federal Reserve Bank of San Francisco (“FRB”) System and is required to subscribe a certain amount of FRB stock based on the Bank's capital and surplus. The investments in FHLB and FRB stock are carried at cost and are periodically evaluated for impairment based on, among other things, the capital adequacy and overall financial condition of the FHLB and FRB. No impairment losses were recorded as of June 30, 2026.

6. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table provides a summary of total loans and lease finance receivables by type.

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Commercial real estate	$8,983,934	$6,574,395
Construction	209,993	37,812
SBA	441,572	282,401
Commercial and industrial	1,478,884	973,631
Dairy & livestock and agribusiness	280,994	431,577
Municipal lease finance receivables	56,086	59,542
SFR mortgage	341,340	281,766
Consumer and other loans	224,252	58,069
Total loans, at amortized cost	12,017,055	8,699,193
Less: Allowance for credit losses	(126,661)	(77,161)
Total loans and lease finance receivables, net	$11,890,394	$8,622,032

As of June 30, 2026, 77.6% of the Company’s total loan portfolio consisted of real estate loans, with commercial real estate loans representing 74.8% of total loans. The Company’s real estate loans and construction loans are secured by real properties primarily located in California. As of June 30, 2026, $418.3 million, or 4.7% of the total commercial real estate loans included loans secured by farmland, compared to $424.5 million, or 6.46%, at December 31, 2025. The loans secured by farmland included $124.4 million for loans secured by dairy & livestock land and $293.8 million for loans secured by agricultural land at June 30, 2026, compared to $119.0 million for loans secured by dairy & livestock land and $305.5 million for loans secured by agricultural land at December 31, 2025. As of June 30, 2026, dairy & livestock and agribusiness loans of $281.0 million were comprised of $239.1 million of dairy & livestock loans and $41.9 million of agribusiness loans, compared to $431.6 million comprised of $386.1 million of dairy & livestock loans and $45.5 million of agribusiness loans at December 31, 2025.

In connection with the acquisition of Heritage, the Company’s factoring receivables are from the operations of BVF, the Bank's subsidiary, whose primary business is purchasing and collecting factored receivables on a nation-wide basis. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. As of June 30, 2026, the portfolio of factored receivables totaled $106.8 million and is included in the Company’s commercial loan portfolio.

At June 30, 2026 and December 31, 2025, loans totaling $7.56 billion and $6.47 billion, respectively, were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of June 30, 2026 and December 31, 2025.

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

Substandard — Loans classified as substandard are inadequately protected by the current financial strength and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. Substandard loans are characterized by the distinct possibility that the Company will sustain some loss if deficiencies are not corrected.

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

The following tables summarize loans by type and origination year, according to our internal risk ratings as of the dates presented.

	Origination Year						Revolving loans amortized	Revolving loans converted to
June 30, 2026	2026	2025	2024	2023	2022	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$640,306	$874,826	$411,808	$595,138	$1,361,103	$4,381,752	$313,107	$37,298	$8,615,338
Special Mention	1,897	6,926	18,359	27,424	64,299	171,873	17,283	9,461	317,522
Substandard	1,703	393	8,797	5,485	17,607	15,225	1,615	249	51,074
Total Commercial real estate loans:	$643,906	$882,145	$438,964	$628,047	$1,443,009	$4,568,850	$332,005	$47,008	$8,983,934

Construction loans:
Risk Rating:
Pass	$34,672	$115,388	$41,288	$1,334	$11,413	$—	$—	$—	$204,095
Special Mention	—	—	—	5,213	—	—	—	—	5,213
Substandard	—	—	—	—	—	685	—	—	685
Total Construction loans:	$34,672	$115,388	$41,288	$6,547	$11,413	$685	$—	$—	$209,993

SBA loans:
Risk Rating:
Pass	$42,002	$74,306	$42,455	$20,085	$57,765	$181,425	$2,563	$1,050	$421,651
Special Mention	—	—	—	630	—	8,735	—	—	9,365
Substandard	—	—	756	297	1,514	7,989	—	—	10,556
Total SBA loans:	$42,002	$74,306	$43,211	$21,012	$59,279	$198,149	$2,563	$1,050	$441,572
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$26	$—	$—	$26

Commercial and industrial loans:
Risk Rating:
Pass	$175,908	$133,326	$83,001	$77,206	$65,449	$192,599	$657,161	$15,870	$1,400,520
Special Mention	3,614	384	773	1,868	5,519	2,785	24,950	2,791	42,684
Substandard	—	2,885	1,784	2,837	1,184	8,393	10,658	7,939	35,680
Total Commercial and industrial loans:	$179,522	$136,595	$85,558	$81,911	$72,152	$203,777	$692,769	$26,600	$1,478,884
Current YTD Period: Gross charge-offs	$—	$—	$102	$115	$21	$—	$—	$—	$238

	Origination Year						Revolving loans amortized	Revolving loans converted to
June 30, 2026	2026	2025	2024	2023	2022	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$138	$18	$194	$—	$—	$1,041	$260,622	$19	$262,032
Special Mention	—	—	333	—	—	65	9,614	—	10,012
Substandard	—	—	—	—	—	—	8,950	—	8,950
Total Dairy & livestock and agribusiness loans:	$138	$18	$527	$—	$—	$1,106	$279,186	$19	$280,994

Municipal lease finance receivables loans:
Risk Rating:
Pass	$72	$539	$2,619	$—	$4,108	$48,748	$—	$—	$56,086
Total Municipal lease finance receivables loans:	$72	$539	$2,619	$—	$4,108	$48,748	$—	$—	$56,086

SFR mortgage loans:
Risk Rating:
Pass	$26,044	$35,241	$17,467	$18,901	$59,642	$182,539	$—	$130	$339,964
Special Mention	—	—	—	—	—	1,088	—	—	1,088
Substandard	—	—	—	—	—	288	—	—	288
Total SFR mortgage loans:	$26,044	$35,241	$17,467	$18,901	$59,642	$183,915	$—	$130	$341,340

Consumer and other loans:
Risk Rating:
Pass	$5,782	$6,628	$4,363	$1,195	$352	$3,894	$193,251	$4,229	$219,694
Special Mention	—	—	—	—	—	—	2,074	—	2,074
Substandard	—	—	—	—	—	271	1,917	296	2,484
Total Consumer and other loans:	$5,782	$6,628	$4,363	$1,195	$352	$4,165	$197,242	$4,525	$224,252

Total Loans, at amortized cost:
Risk Rating:
Pass	$924,924	$1,240,272	$603,195	$713,859	$1,559,832	$4,991,998	$1,426,704	$58,596	$11,519,380
Special Mention	5,511	7,310	19,465	35,135	69,818	184,546	53,921	12,252	387,958
Substandard	1,703	3,278	11,337	8,619	20,305	32,851	23,140	8,484	109,717
Total Loans at amortized cost:	$932,138	$1,250,860	$633,997	$757,613	$1,649,955	$5,209,395	$1,503,765	$79,332	$12,017,055
Current YTD Period: Total gross charge-offs	$—	$—	$102	$115	$21	$26	$—	$—	$264

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2025	2025	2024	2023	2022	2021	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Commercial real estate loans:
Risk Rating:
Pass	$595,637	$304,734	$378,718	$1,143,941	$962,666	$2,631,270	$251,597	$34,757	$6,303,320
Special Mention	3,604	12,317	8,364	45,946	34,806	121,473	8,548	8,751	243,809
Substandard	1,456	—	3,327	7,266	4,578	10,108	531	—	27,266
Total Commercial real estate loans:	$600,697	$317,051	$390,409	$1,197,153	$1,002,050	$2,762,851	$260,676	$43,508	$6,574,395

Construction loans:
Risk Rating:
Pass	$15,742	$11,829	$—	$10,241	$—	$—	$—	$—	$37,812
Total Construction loans:	$15,742	$11,829	$—	$10,241	$—	$—	$—	$—	$37,812

SBA loans:
Risk Rating:
Pass	$48,707	$25,775	$12,077	$44,550	$45,057	$100,201	$—	$—	$276,367
Special Mention	—	—	—	—	—	391	—	—	391
Substandard	—	—	—	1,537	13	4,093	—	—	5,643
Total SBA loans:	$48,707	$25,775	$12,077	$46,087	$45,070	$104,685	$—	$—	$282,401
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$118	$—	$—	$118

Commercial and industrial loans:
Risk Rating:
Pass	$133,937	$73,869	$85,504	$73,264	$50,997	$143,690	$358,873	$9,880	$930,014
Special Mention	83	62	1,635	4,497	951	359	20,756	2,931	31,274
Substandard	2,900	—	1,399	641	138	2,561	990	3,714	12,343
Total Commercial and industrial loans:	$136,920	$73,931	$88,538	$78,402	$52,086	$146,610	$380,619	$16,525	$973,631
Current YTD Period: Gross charge-offs	$—	$—	$392	$—	$—	$—	$—	$127	$519

	Origination Year						Revolving loans amortized	Revolving loans converted to
December 31, 2025	2025	2024	2023	2022	2021	Prior	cost basis	term loans	Total
	(Dollars in thousands)
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$3	$211	$—	$—	$507	$610	$411,447	$56	$412,834
Special Mention	—	376	—	—	—	82	11,435	—	11,893
Substandard	—	—	—	—	—	—	6,850	—	6,850
Total Dairy & livestock and agribusiness loans:	$3	$587	$—	$—	$507	$692	$429,732	$56	$431,577

Municipal lease finance receivables loans:
Risk Rating:
Pass	$570	$2,699	$—	$4,479	$23,701	$28,093	$—	$—	$59,542
Total Municipal lease finance receivables loans:	$570	$2,699	$—	$4,479	$23,701	$28,093	$—	$—	$59,542

SFR mortgage loans:
Risk Rating:
Pass	$36,561	$16,445	$16,766	$57,988	$38,394	$114,687	$—	$—	$280,841
Special Mention	—	—	—	—	—	370	—	252	622
Substandard	—	—	—	—	—	303	—	—	303
Total SFR mortgage loans:	$36,561	$16,445	$16,766	$57,988	$38,394	$115,360	$—	$252	$281,766

Consumer and other loans:
Risk Rating:
Pass	$3,037	$4,497	$1,792	$504	$659	$426	$42,860	$3,588	$57,363
Special Mention	—	—	—	—	19	—	391	—	410
Substandard	—	—	—	—	—	—	—	296	296
Total Consumer and other loans:	$3,037	$4,497	$1,792	$504	$678	$426	$43,251	$3,884	$58,069
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$5	$—	$5

Total Loans, at amortized cost:
Risk Rating:
Pass	$834,194	$440,059	$494,857	$1,334,967	$1,121,981	$3,018,977	$1,064,777	$48,281	$8,358,093
Special Mention	3,687	12,755	9,999	50,443	35,776	122,675	41,130	11,934	288,399
Substandard	4,356	—	4,726	9,444	4,729	17,065	8,371	4,010	52,701
Total Loans at amortized cost:	$842,237	$452,814	$509,582	$1,394,854	$1,162,486	$3,158,717	$1,114,278	$64,225	$8,699,193
Current YTD Period: Gross charge-offs	$—	$—	$392	$—	$—	$118	$5	$127	$642

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

The ACL totaled $126.7 million at June 30, 2026, compared to $77.2 million at December 31, 2025. The $49.5 million increase in the ACL from December 31, 2025 to June 30, 2026 was primarily driven by the ACL recorded for loans acquired in the Heritage acquisition. At June 30, 2026, the ACL as a percentage of total loans and leases, at amortized cost, was 1.05%, compared to 0.89% at December 31, 2025. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast as well as multiple forecasts weighted for both upside and downside risks to the baseline forecast. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with upside and downside risks weighted among multiple forecasts. As of June 30, 2026, the resulting weighted forecast reflects Real GDP growth declining throughout 2026 and staying below 2% through 2027. The unemployment rate is forecasted to increase, with unemployment rate reaching 5% by the beginning of 2027 and remaining above 5% through 2028. Commercial real estate values are forecasted to continue their decline through the end of 2027, before experiencing growth in 2028.

Management believes that the ACL was appropriate at June 30, 2026 and December 31, 2025. Due to inflationary pressures, changing interest rates, lower commercial real estate values, international tariffs, and geopolitical events, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Three Months Ended June 30, 2026
	Ending Balance March 31, 2026	Charge-offs	Recoveries	Initial ACL on PCD & PSL Loans at Acquisition	Provision for (recapture of) credit losses	Ending Balance June 30, 2026
	(Dollars in thousands)
Commercial real estate	$59,323	$—	$—	$17,401	$(659)	$76,065
Construction	816	—	—	1,593	647	3,056
SBA	2,821	(26)	4	1,830	(61)	4,568
Commercial and industrial	12,544	(115)	—	24,065	94	36,588
Dairy & livestock and agribusiness	3,348	—	—	1	(267)	3,082
Municipal lease finance receivables	264	—	—	—	(42)	222
SFR mortgage	457	—	—	35	23	515
Consumer and other loans	597	—	—	1,703	265	2,565
Total allowance for credit losses	$80,170	$(141)	$4	$46,628	$—	$126,661

	Three Months Ended June 30, 2025
	Ending Balance March 31, 2025	Charge-offs	Recoveries	Provision for (recapture of) credit losses	Ending Balance June 30, 2025
	(Dollars in thousands)
Commercial real estate	$65,302	$—	$—	$(760)	$64,542
Construction	238	—	6	(4)	240
SBA	2,608	(32)	19	471	3,066
Commercial and industrial	6,118	(392)	155	476	6,357
Dairy & livestock and agribusiness	2,824	—	—	(270)	2,554
Municipal lease finance receivables	210	—	—	10	220
SFR mortgage	427	—	—	50	477
Consumer and other loans	525	(5)	—	27	547
Total allowance for credit losses	$78,252	$(429)	$180	$—	$78,003

	Six Months Ended June 30, 2026
	Ending Balance December 31, 2025	Charge-offs	Recoveries	Initial ACL on PCD & PSL Loans at Acquisition	Provision for (recapture of) Credit Losses	Ending Balance June 30, 2026
	(Dollars in thousands)
Commercial real estate	$61,661	$—	$—	$17,401	$(2,997)	$76,065
Construction	593	—	—	1,593	870	3,056
SBA	2,720	(26)	8	1,830	36	4,568
Commercial and industrial	8,438	(238)	128	24,065	4,195	36,588
Dairy & livestock and agribusiness	2,486	—	—	1	595	3,082
Municipal lease finance receivables	251	—	—	—	(29)	222
SFR mortgage	442	—	—	35	38	515
Consumer and other loans	570	—	—	1,703	292	2,565
Total allowance for credit losses	$77,161	$(264)	$136	$46,628	$3,000	$126,661

	Six Months Ended June 30, 2025
	Ending Balance December 31, 2024	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance June 30, 2025
	(Dollars in thousands)
Commercial real estate	$66,237	$—	$—	$(1,695)	$64,542
Construction	312	—	12	(84)	240
SBA	2,629	(51)	41	447	3,066
Commercial and industrial	6,093	(413)	297	380	6,357
Dairy & livestock and agribusiness	3,610	—	—	(1,056)	2,554
Municipal lease finance receivables	205	—	—	15	220
SFR mortgage	424	—	—	53	477
Consumer and other loans	612	(5)	—	(60)	547
Total allowance for credit losses	$80,122	$(469)	$350	$(2,000)	$78,003

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

	June 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$2,122	$—	$4,745	$6,867	$2,843,703	$2,850,570
Non-owner occupied	—	640	160	800	6,132,564	6,133,364
Construction
Speculative (1)	—	—	685	685	116,961	117,646
Non-speculative	—	—	—	—	92,347	92,347
SBA	785	—	918	1,703	439,868	441,571
Commercial and industrial	746	1,447	1,303	3,496	1,475,389	1,478,885
Dairy & livestock and agribusiness	—	—	—	—	280,994	280,994
Municipal lease finance receivables	—	—	—	—	56,086	56,086
SFR mortgage	—	—	—	—	341,340	341,340
Consumer and other loans	123	—	—	123	224,129	224,252
Total loans at amortized cost	$3,776	$2,087	$7,811	$13,674	$12,003,381	$12,017,055

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Loans and Financing Receivables
	(Dollars in thousands)
Commercial real estate
Owner occupied	$2,887	$—	$43	$2,930	$2,330,311	$2,333,241
Non-owner occupied	—	—	4,143	4,143	4,237,011	4,241,154
Construction
Speculative (1)	—	—	—	—	12,151	12,151
Non-speculative	—	—	—	—	25,661	25,661
SBA	30	—	21	51	282,350	282,401
Commercial and industrial	261	—	478	739	972,892	973,631
Dairy & livestock and agribusiness	—	—	—	—	431,577	431,577
Municipal lease finance receivables	—	—	—	—	59,542	59,542
SFR mortgage	—	—	—	—	281,766	281,766
Consumer and other loans	—	—	—	—	58,069	58,069
Total loans at amortized cost	$3,178	$—	$4,685	$7,863	$8,691,330	$8,699,193

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

It is the Company's policy to discontinue accruing interest when principal or interest payments are 90 days or more past due, unless the loan is both well secured and in the process of collection, or when full collection of principal and interest is not expected. The following table presents nonaccrual loans, including loans with no related allowance for credit losses, by loan type as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1) (3)	Loans Past Due Over 89 Days Still Accruing
	(Dollars in thousands)
Commercial real estate
Owner occupied	$4,496	$4,745	$—
Non-owner occupied	160	160	—
Construction
Speculative (2)	685	685
SBA	591	918	—
Commercial and industrial	3,427	9,672	—
Consumer and other loans	462	462
Total loans at amortized cost	$9,821	$16,642	$—

(1)
As of June 30, 2026, $6.7 million of nonaccruing loans were current, $670,000 were 30-59 days past due, $1.4 million were 60-89 days past due, and $7.8 million were 90+ days past due.
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

	June 30, 2026			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$5,101	$—	$—	6
Construction	685	—	—	1
SBA	919	—	1,002	7
Commercial and industrial	—	2,496	6,726	24
Consumer and other loans	462	—	—	1
Total collateral-dependent loans	$7,167	$2,496	$7,728	39

	December 31, 2025			Number of Loans
	Real Estate	Business Assets	Other	Dependent on Collateral
	(Dollars in thousands)
Commercial real estate	$4,143	$—	$—	1
SBA	21	—	—	1
Commercial and industrial	—	477	—	3
Total collateral-dependent loans	$4,164	$477	$—	5

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to unfunded loan commitments, letters of credit, and undisbursed funds on lines of credit and is recorded in other liabilities on the consolidated balance sheets, with the related expense in other noninterest expense. The Company estimates expected credit losses associated with off-balance-sheet credit exposures using a methodology consistent with that used for the loan portfolio. As of June 30, 2026 and December 31, 2025, the reserve for unfunded loan commitments was $13.0 million and $8.3 million, respectively. The increase was primarily attributable to the initial reserve established for the unfunded commitments acquired in the Heritage acquisition though the provision for unfunded loan commitments. The provision for unfunded loan commitments was $4.3 million and $4.8 million, respectively, for the three and six months ended June 30, 2026, compared to no provision and a $500,000 provision for the three and six months ended June 30, 2025, respectively.

Modifications of Loans to Borrowers Experiencing Financial Difficulty

There were two loans to borrowers experiencing financial difficulty that were modified during the three months ended June 30, 2026 with an amortized cost totaling $2.7 million as of June 30, 2026, including one commercial real estate loan for $1.7 million and one dairy & livestock loan for $1.0 million.

The tables below reflect the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2026 by loan class and modification type.

	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
Three months ended June 30, 2026
Term Extension
Commercial real estate loans	$1,703	0.01%	Added a weighted-average 1 year to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	999	0.01%	Added a weighted-average 1 year to the life of loans, which reduced monthly payment amounts for the borrowers.
Total Modified	$2,702

	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
Six months ended June 30, 2026
Term Extension
Commercial and industrial	$9,677	0.08%	Added a weighted-average 1 year to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	6,034	0.05%	Added a weighted-average 1 year to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial real estate loans	1,703	0.01%	Added a weighted-average 1 year to the life of loans, which reduced monthly payment amounts for the borrowers.
Total Modified	$17,414

The tables below reflect the amortized cost of loans by type made to borrowers experiencing financial difficulty that were modified as of June 30, 2025 by loan class and modification type.

	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
June 30, 2025
Term Extension
Commercial real estate loans	$7,193	0.09%	Added a weighted-average 1.9 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	481	0.01%	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	395	0.00%	Added a weighted-average 1.6 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Total	$8,069

Term Extension and Interest Rate Reduction
Commercial real estate loans	$677	0.01%	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10.00% to 7.25%.
Commercial and industrial	783	0.01%	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 8.50% to 7.75%.
Total	1,460
Total Modified	$9,529

During the three and six months ended June 30, 2026 and 2025, there was no modified loans that subsequently defaulted within twelve months of the modification date. Payment default is defined as movement to nonaccrual (nonperforming) status, foreclosure or charge-off, whichever occurs first.

The following table presents the recorded investment in, and the aging of, past due loans at amortized cost (including nonaccrual loans), by type of loans, made to borrowers experiencing financial difficulty as of June 30, 2026 and June 30, 2025.

	Payment Status (amortized cost basis)
	Current	30-89 Days Past Due	90+ Days Past Due
June 30, 2026	(Dollars in thousands)
Commercial real estate loans	$1,703	$—	$—
Commercial and industrial	16,724	—	—
Dairy & livestock and agribusiness	6,034	—	—
Total	$24,461	$—	$—

	Current	30-89 Days Past Due	90+ Days Past Due
June 30, 2025	(Dollars in thousands)
Commercial real estate loans	$7,870	$—	$—
Commercial and industrial	1,264	—	—
Dairy & livestock and agribusiness	395	—	—
Total	$9,529	$—	$—

7. GOODWILL AND OTHER INTANGIBLES

In connection with the Heritage acquisition, the Company recorded core deposit intangible assets of $116.6 million and goodwill of $334.1 million. For additional information on the acquisition of Heritage, see Note 4 - Business Combination.

The following table presents the changes in the carrying value of goodwill as of the periods presented.

	June 30,	December 31,
	2026	2025
	(Dollars in thousands)
Balance, beginning of period	$765,822	$765,822
Addition due to acquisition	334,114	—
Balance, end of period	$1,099,936	$765,822

The following table summarizes changes in core deposit intangible assets and the related accumulated amortization for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Gross CDI Amount
Balance, beginning of period	$97,213	$97,213	$97,213	$97,213
Addition due to acquisition	116,580	—	116,580	—
Balance, end of period	$213,793	$97,213	$213,793	$97,213
Accumulated Amortization
Balance, beginning of period	$(92,289)	$(88,401)	$(91,439)	$(87,246)
Amortization expense	(3,577)	(1,155)	(4,427)	(2,310)
Balance, end of period	(95,866)	(89,556)	(95,866)	(89,556)
Net CDI, end of period	$117,927	$7,657	$117,927	$7,657

The following table reflects the estimated amortization expense for other intangible assets as of the date indicated.

June 30, 2026
Year:	(Dollars in thousands)
2026 (remainder of 2026)	$7,838
2027	14,600
2028	13,486
2029	12,972
2030	12,570
Thereafter	56,461
Total	$117,927

8. BORROWINGS

Customer Repurchase Agreements

The Bank offers a repurchase agreement product to its customers, known as Citizens Sweep Manager. Under this program, the Bank sells investment securities overnight to customers under an agreement to repurchase (“repurchase agreement”) the securities the next business day at a price reflecting the market value of the use of funds for the period. These repurchase agreements are entered into with customers whose demand deposit account balances exceed a pre-determined threshold. Excess funds above this threshold are invested in overnight repurchase agreements, which earn interest for the customer. As of June 30, 2026, total funds borrowed under these agreements were $563.4 million, with a weighted average interest rate of 1.95%, compared to $490.6 million at December 31, 2025, with a weighted average interest rate of 1.72%.

Federal Home Loan Bank Advances and Other Borrowings

As of June 30, 2026 and December 31, 2025, FHLB advances and other borrowings totaled $500 million, consisting entirely of FHLB advances. During the three months ended June 30, 2026, $300 million of FHLB advances bearing a fixed interest rate of 4.73% matured and were not renewed. During the second quarter of 2026, the Company replaced $300 million of three-month term brokered certificates of deposit designated in a cash flow hedge relationships with two $150 million three-month FHLB advances bearing a weighted average fixed interest rate of 3.99% and maturing in August and September 2026. At June 30, 2026, FHLB advances consisted of $300 million of three-month FHLB advances and a $200 million FHLB advance bearing a fixed interest rate of 4.27% and maturing in May 2027.

As of June 30, 2026, $7.56 billion of loans and $5.10 billion of investment securities, at carrying value, were pledged to secure public deposits, repurchase agreements, borrowing lines, and for other purposes as required or permitted by law. At December 31, 2025, $6.47 billion of loans and $3.35 billion of investment securities, at carrying value, were pledged to secure public deposits, repurchase agreements, borrowing lines, and for other purposes as required or permitted by law.

At June 30, 2026, the Bank's secured borrowing capacity with the FHLB and FRB totaled $6.48 billion, of which $6.17 billion was available as of June 30, 2026. The Bank also has $305.0 million in unsecured Fed Funds lines of credit with other major U.S. banks. These lines of credit are available for overnight borrowings. At December 31, 2025, the Bank's secured borrowing capacity with the FHLB and FRB totaled $5.78 billion, of which $5.28 billion was available as of December 31, 2025. The Bank also has $305.0 million in unsecured Fed Funds lines of credit with other major U.S. banks. These lines of credit are available for overnight borrowings.

Subordinated Debentures

In connection with the acquisition of Heritage, the Company assumed $40.0 million of fixed-to-floating rate subordinated notes due May 15, 2032. The notes bear interest at a fixed rate of 5.0% per year until May 15, 2027. From and including May 15, 2027, interest will accrue at a variable rate of three-month Secured Overnight Financing Rate (“SOFR”) plus 227 basis points. The Company may redeem the subordinated notes, in whole or in part, on or after May 15, 2027. At June 30, 2026, the carrying value of the subordinated notes was $39.0 million, net of purchase accounting fair value adjustments of $1.0 million, and qualified as Tier 2 capital for the Company.

9. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and six months ended June 30, 2026, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 297,000 and 390,000, respectively. For the three and six months ended June 30, 2025, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 762,000 and 746,000, respectively.

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Earnings per common share:
Net earnings	$48,261	$50,564	$99,263	$101,668
Less: net earnings allocated to restricted stock	264	340	617	675
Net earnings allocated to common shareholders	$47,997	$50,224	$98,646	$100,993
Weighted average shares outstanding	167,039	136,999	150,986	137,615
Basic earnings per common share	$0.29	$0.37	$0.65	$0.73

Diluted earnings per common share:
Net income allocated to common shareholders	$47,997	$50,224	$98,646	$100,993
Weighted average shares outstanding	167,039	136,999	150,986	137,615
Incremental shares from assumed exercise of outstanding options	148	174	142	274
Diluted weighted average shares outstanding	167,187	137,173	151,128	137,889
Diluted earnings per common share	$0.29	$0.37	$0.65	$0.73

10. FAIR VALUE INFORMATION

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of the dates presented.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026	(Dollars in thousands)
Financial assets
Investment securities - AFS:
Government agency/GSE	$45,526	$—	$45,526	$—
Mortgage-backed securities	2,576,758	—	2,576,758	—
CMO/REMIC	770,589	—	770,589	—
Municipal bonds	20,825	—	20,825	—
Collateralized loan obligations	42,029		42,029
Other securities	2,037	—	2,037	—
Total investment securities - AFS	3,457,764	—	3,457,764	—
Equity securities	15,140	15,140
Derivatives not designated as hedging instruments:
Interest rate swaps	25,321	—	25,321	—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	3,820	—	3,820	—
Total assets	$3,502,045	$15,140	$3,486,905	$—
Financial liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$25,321	$—	$25,321	$—
Derivatives designated as hedging instruments:
Cash flow hedges: interest rate swaps	414	—	414	—
Total liabilities	$25,735	$—	$25,735	$—

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025	(Dollars in thousands)
Financial assets
Investment securities - AFS:
Government agency/GSE	$35,284	$—	$35,284	$—
Mortgage-backed securities	1,887,654	—	1,887,654	—
CMO/REMIC	695,150	—	695,150	—
Municipal bonds	21,290	—	21,290	—
Collateralized loan obligations	42,000		42,000
Other securities	1,692	—	1,692	—
Total investment securities - AFS	2,683,070	—	2,683,070	—
Derivatives not designated as hedging instruments:
Interest rate swaps	161	—	161	—
Total assets	$2,683,231	$—	$2,683,231	$—
Financial liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$161	$—	$161	$—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	8,650	—	8,650	—
Cash flow hedges: interest rate swaps	2,619	—	2,619	—
Total liabilities	$11,430	$—	$11,430	$—

AFS investment securities - AFS investment securities are generally valued using quotes obtained from independent third-party pricing services for identical or similar assets. Observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data are considered as part of the evaluation. These inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness. The fair value of these securities are classified as Level 2 within the fair value hierarchy.

Equity Securities - The Company’s equity securities consist of investments in publicly traded mutual funds that qualify for CRA purposes. The fair value is based on publicly available net asset value per share and is classified as Level 1 within the fair value hierarchy.

Derivative assets and liabilities - Derivatives consists of interest rate contracts, which are valued using a discounted cash flow method that incorporates observable market inputs, including current market interest rates. These derivatives are classified as level 2.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at June 30, 2026 and December 31, 2025, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

	Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For The Six Months Ended June 30, 2026
June 30, 2026	(Dollars in thousands)
Financial assets
Loans:
Commercial and industrial	$2,979	$—	$—	$2,979	$103
Other real estate owned	43	—	—	43	—
Total assets	$3,022	$—	$—	$3,022	$103

	Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For The Year Ended December 31, 2025
December 31, 2025	(Dollars in thousands)
Financial assets
Loans:
Commercial real estate	$12,614	$—	$—	$12,614	$2
SBA	24	—	—	24	—
Commercial and industrial	8,953	—	—	8,953	254
Other real estate owned	163	—	—	163	—
Total assets	$21,754	$—	$—	$21,754	$256

Fair Value of Financial Instruments

The following disclosure presents the estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of June 30, 2026 and December 31, 2025, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2026
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Total cash and cash equivalents	$1,104,359	$1,104,359	$—	$—	$1,104,359
Interest-earning balances due from depository institutions	749	—	749	—	749
Investment securities available-for-sale	3,457,764	—	3,457,764	—	3,457,764
Investment securities held-to-maturity	2,218,529	—	1,867,394	—	1,867,394
Net loans and lease finance receivables	11,890,394	—	—	11,762,758	11,762,758
Equity securities	15,140	15,140	—	—	15,140
Derivatives not designated as hedging instruments:
Interest rate swaps	25,321	—	25,321	—	25,321
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	3,820	—	3,820	—	3,820
Financial liabilities
Deposits:
Interest-bearing	$7,681,777	$—	$7,677,037	$—	$7,677,037
Borrowings	1,063,405	—	1,002,939	—	1,002,939
Subordinated debt	38,973	—	38,973	—	38,973
Derivatives not designated as hedging instruments:
Interest rate swaps	25,321	—	25,321	—	25,321
Derivatives designated as hedging instruments:
Cash flow hedges: interest rate swaps	414	—	414	—	414

	December 31, 2025
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets
Total cash and cash equivalents	$376,389	$376,389	$—	$—	$376,389
Interest-earning balances due from depository institutions	13,064	—	13,064	—	13,064
Investment securities available-for-sale	2,683,070	—	2,683,070	—	2,683,070
Investment securities held-to-maturity	2,270,391	—	1,925,492	—	1,925,492
Net loans and lease finance receivables	8,622,032	—	—	8,514,750	8,514,750
Derivatives not designated as hedging instruments:
Interest rate swaps	161	—	161	—	161
Financial liabilities
Deposits:
Interest-bearing	$5,271,291	$—	$5,268,983	$—	$5,268,983
Borrowings	990,601	—	941,735	—	941,735
Derivatives not designated as hedging instruments:
Interest rate swaps	161	—	161	—	161
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	8,650	—	8,650	—	8,650
Cash flow hedges: interest rate swaps	2,619	—	2,619	—	2,619

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2026 and December 31, 2025, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

11. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Not Designated as Hedging Instruments

As part of its ongoing asset/liability management strategy, the Company utilizes interest rate swap agreements (“swaps”) to manage exposure to interest rate risk. As of June 30, 2026, the Company has entered into 97 interest-rate swap agreements with customers with an aggregate notional amount totaling $277.6 million. Under the terms of the interest rate swap agreements with customers, the Company pays a variable rate and receives a fixed rate. Concurrently, the Company entered into a corresponding offsetting swap with a third-party financial institution to mitigate the Company's interest rate risk exposure arising from the customer swap. The net effect of these arrangements allows the Company to retain a variable rate loan exposure, while providing the customer with economic equivalent of a fixed rate loan. The variable rate received by the Company is based on Secured Overnight Financing Rate (“SOFR”) plus a contractual spread.

These swaps do not qualify for hedge accounting and are accounted for as freestanding derivatives. Accordingly, these instruments are recorded at fair value as components of other assets and other liabilities on the Company’s consolidated balance sheet. Changes in the fair value of these swaps are recognized in the Company’s statement of earnings as a component of noninterest income. The changes in the fair value of the customer swaps and the corresponding counterparty swaps generally offset each other; therefore, these derivative instruments are not expected to have a material impact on the Company’s results of operations. However, the Company is exposed to credit risk related to both customer and counterparty’s performance under these agreements. The swaps are subject to a master netting arrangement with its counterparties and include provisions that require the posting of collateral when the fair value of the derivative exceeds certain agreed upon threshold limits.

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

Derivatives Designated as Hedging Instruments

Fair Value Hedges

To manage interest rate risk associated with our AFS MBS securities portfolio, the Company entered into pay-fixed, receive-floating interest rate swap contracts to hedge exposure to changes in the fair value of the hedged portfolio attributable to changes in interest rates. These interest rate swap contracts are designated as fair value hedges that qualify for hedge accounting under ASC 815, Derivatives and Hedging. The Company has elected to apply the portfolio layer method for these fair value hedges in accordance with ASU 2022-01. Under this method, the hedged item is defined as a stated amount of the closed AFS portfolio. Basis adjustments resulting from hedge accounting are recorded at the portfolio level and are not allocated to individual securities. These basis adjustments impact the unrealized gains and losses of the AFS securities within the closed portfolio and are reflected in accumulated other comprehensive income (“AOCI”). The related interest rate swaps are recorded within other assets and other liabilities on our consolidated balance sheet. For qualifying fair value hedges, changes in the fair value of the derivative instruments are recorded through earnings and offset against changes in the fair value of the hedged portfolio layer attributable to the hedged risk. Amounts recognized in earnings are recorded in “investment securities available-for-sale” as part of interest income in the consolidated statements of earnings, consistent with the classification of the hedged AFS securities.

In May 2025, the Company terminated $700 million notional of pay-fixed interest rate swaps with a weighted average fixed rate of approximately 3.7%, which were originally scheduled to mature in June of 2028. These swaps were replaced with new pay-fixed interest rate swaps with maturity dates in May of 2029, 2030 and 2031, with a weighted pay-fixed rate of 3.68%. At June 30, 2026 and December 31, 2025, interest rate swaps with an aggregate notional amount of $700 million were designated as fair value hedges.

Cash Flow Hedges

To manage our interest rate risk associated with brokered certificates of deposit (“CDs”), FHLB advances or other fixed rate advances, the Company enters into interest rate derivative contracts designated as qualifying cash flow hedges to mitigate the exposure to variability in expected future cash flows attributable to changes in a contractually specified interest rate. In 2024, the Company issued $300 million of three-month term brokered CDs and entered into three-year pay-fixed, receive-floating interest rate swaps with a notional amount of $300 million maturing in the first quarter of 2027. The swaps carry a weighted average fixed rate of approximately 4.10%, with the Company receiving daily SOFR. During the second quarter of 2026, upon the maturity of the brokered CDs, the Company replaced the funding with two $150 million, three-month FHLB advances and redesignated the related interest rate swaps as cash flow hedges of the variable cash flows associated with those advances.

To qualify for hedge accounting, the Company performs a formal effectiveness assessment at inception using statistical regression analysis, and continues to monitor effectiveness each reporting period through quantitative or qualitative methods. If a hedge is determined to be ineffective, hedge accounting is discontinued and any gain or loss in AOCI is recognized in earnings immediately. The cash flow hedges are recorded at fair value in other assets or other liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax. All related cash flows are reported in the operating activities section of the consolidated statement of cash flows. Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the hedged item. As of June 30, 2026, the Company estimates that a net loss of approximately $293,000 reported in AOCI will be reclassified into earnings within the next 12 months.

Balance Sheet Classification of Derivative Financial Instruments

As of June 30, 2026 and December 31, 2025, the notional amount, the location of the asset and liability, and their respective fair values, are summarized in the tables below.

	June 30, 2026
	Asset Derivatives			Liability Derivatives
	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$277,647	Other assets	$25,321	$277,647	Other liabilities	$25,321
Total derivatives			$25,321			$25,321

Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$700,000	Other assets	$3,820	$—	Other liabilities	$—
Cash flow hedges: interest rate swaps	—	Other assets	—	300,000	Other liabilities	414
Total			$3,820			$414

	December 31, 2025
	Asset Derivatives			Liability Derivatives
	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps	$318,385	Other assets	$161	$318,385	Other liabilities	$161
Total derivatives			$161			$161

Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$—	Other assets	$—	$700,000	Other liabilities	$8,650
Cash flow hedges: interest rate swaps	—	Other assets	—	300,000	Other liabilities	2,619
Total			$—			$11,269

The following table presents amounts recorded on our condensed consolidated balance sheet related to cumulative basis adjustments for fair value hedges as of the dates indicated.

	Amortized Cost of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Line Item in the Consolidated Balance Sheet
Investment securities available-for-sale (1)	$1,634,283	$1,719,962	$(2,038)	$10,866
Total	$1,634,283	$1,719,962	$(2,038)	$10,866

(1)
These amounts were included in the amortized cost basis of closed portfolios of available-for-sale securities designated in hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.6 billion and $1.7 billion, respectively. The cumulative basis adjustments associated with these hedging relationships were ($2.0) million and $10.9 million, respectively, of which $1.5 million and $1.5 million, respectively, related to discontinued hedging relationships. At June 30, 2026 and December 31, 2025, the notional amount of the designated hedged items was $700.0 million.

The Effect of Derivatives Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivatives not designated as hedging instruments on the condensed consolidated statements of earnings for the periods presented.

	Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Income on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
		(Dollars in thousands)
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps	Other income	$41	$—	$41	$—
Total		$41	$—	$41	$—

The following table summarizes the effect of fair value and cash flow hedge on the condensed consolidated statements of earnings for the periods presented.

	Location of Gain Recognized in Income on Derivative Instruments	Amount of (Losses) Gains Recognized in Interest Income on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
		(Dollars in thousands)
Derivatives Designated as Hedging Instruments:
Fair value hedges: interest rate swaps	Interest income	$(149)	$1,257	$(245)	$2,309
Cash flow hedges: interest rate swaps	Interest expense	(368)	162	(700)	330
Total		$(517)	$1,419	$(945)	$2,639

12. BALANCE SHEET OFFSETTING

Assets and liabilities relating to certain financial instruments, including, derivative instruments and securities sold under repurchase agreements, may be eligible for offset in the condensed consolidated balance sheets as permitted under accounting guidance. As noted above, our interest rate swap derivatives are subject to master netting arrangements. Our interest rate swap derivatives require the Company to pledge investment securities as collateral based on certain risk thresholds. Investment securities that have been pledged by the Company to counterparties continue to be reported in the Company’s condensed consolidated balance sheets unless the Company defaults. The Company offers a repurchase agreement product to our customers, which include master netting agreements that allow for the netting of collateral positions. This product, known as Citizens Sweep Manager, involves the sale of certain securities overnight to customers under agreements to repurchase the securities the next business day. The repurchase agreements are not offset in the Company’s condensed consolidated balances.

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the consolidated balance sheets that are subject to enforceable master netting arrangement at June 30, 2026 and December 31, 2025.

	Gross Amounts Recognized in the Condensed	Gross Amounts Offset in the Condensed	Net Amounts Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments		Collateral Pledged		Net Amount
	(Dollars in thousands)
June 30, 2026
Financial assets:
Derivatives assets	$29,141	$—	$29,141	$—		$(25,289)		$3,852
Total	$29,141	$—	$29,141	$—		$(25,289)	(2)	$3,852

Financial liabilities:
Derivatives liabilities	$25,735	$—	$25,735	$(414)		$—		$25,321
Repurchase agreements	563,405	—	563,405	(563,405)		—		—
Total	$589,140	$—	$589,140	$(563,819)	(1)	$—		$25,321

December 31, 2025
Financial assets:
Derivatives assets	$161	$—	$161	$—		$—		$161
Total	$161	$—	$161	$—		$—		$161

Financial liabilities:
Derivatives liabilities	$38,549	$(27,119)	$11,430	$27,119		$14,376		$52,925
Repurchase agreements	490,601	—	490,601	—		(521,878)		(31,277)
Total	$529,150	$(27,119)	$502,031	$27,119		$(507,502)		$21,648

(1)
Represents the fair value of securities pledged with counterparty bank.
(2)
Represents cash collateral received from or pledged with counterparty bank. Amounts are limited to the derivative asset or liability balance and, accordingly, do not include excess collateral, if any, received or pledged.

13. OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of OCI for the periods presented.

	Three Months Ended June 30,
	2026			2025
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in AOCI	$(13,118)	$3,813	$(9,305)	$24,704	$(9,099)	$15,605
Amortization of net unrealized losses on securities transferred from AFS to HTM	127	(37)	90	172	(59)	113
Derivatives designated as hedging instruments:
Fair value hedges:
Net change in fair value recorded in AOCI	7,783	(2,263)	5,520	(8,633)	2,508	(6,125)
Cash flow hedges:
Net change in fair value recorded in AOCI	810	(235)	575	(598)	173	(425)
Net change	$(4,398)	$1,278	$(3,120)	$15,645	$(6,477)	$9,168

	Six Months Ended June 30,
	2026			2025
	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
	(Dollars in thousands)
Investment securities:
Net change in fair value recorded in AOCI	$(15,673)	$4,556	$(11,117)	$83,982	$(26,623)	$57,359
Amortization of net unrealized losses on securities transferred from AFS to HTM	257	(75)	182	309	(100)	209
Derivatives designated as hedging instruments:
Fair value hedges:
Net change in fair value recorded in AOCI	12,590	(3,660)	8,930	(16,953)	4,968	(11,985)
Cash flow hedges:
Net change in fair value recorded in AOCI	2,205	(641)	1,564	(2,339)	688	(1,651)
Net change	$(621)	$180	$(441)	$64,999	$(21,067)	$43,932

14. LEASES

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

In connection with the Heritage acquisition, the Company assumed Heritage's $28.0 million ROU assets and $28.0 million lease liabilities at the acquisition date.

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Lease Assets and Liabilities
ROU assets	$73,115	$43,786
Total lease liabilities	75,996	46,537

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Lease Cost
Operating lease expense (1)	$4,049	$2,583	$6,626	$5,065
Sublease income	—	—	—	—
Total lease expense	$4,049	$2,583	$6,626	$5,065

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$3,946	$2,528	$6,496	$4,798

(1)
Includes short-term leases and variable lease costs, which are immaterial.

	June 30, 2026	December 31, 2025
Lease Term and Discount Rate
Weighted average remaining lease term (years)	7.47	9.92
Weighted average discount rate	5.72%	6.13%

The Company’s lease arrangements that have not yet commenced as of June 30, 2026 and the Company’s short-term lease costs and variable lease costs, for the six months ended June 30, 2026 and 2025 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2026, excluding property taxes and insurance, are as follows:

June 30, 2026
(Dollars in thousands)
Year:
2026 (remainder of 2026)	$8,995
2027	17,176
2028	14,890
2029	12,911
2030	9,982
2031	5,194
Thereafter	27,133
Total future lease payments	96,281
Less: Imputed interest	(20,285)
Present value of lease liabilities	$75,996

15. REVENUE RECOGNITION

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$5,336	$4,959	$10,153	$9,867
Trust and investment services	4,184	3,716	7,908	7,127
Bankcard services	624	647	1,291	1,277
Gain on OREO, net	—	—	—	2,183
Other	3,374	2,194	5,306	4,460
Noninterest Income (in-scope of Topic 606)	13,518	11,516	24,658	24,914
Noninterest Income (out-of-scope of Topic 606)	3,492	3,228	6,631	6,059
Total noninterest income	$17,010	$14,744	$31,289	$30,973

Refer to Note 3 – Summary of Significant Accounting Policies and Note 22 – Revenue Recognition, included in our Annual Report on Form 10-K for the year ended December 31, 2025 for a more detailed discussion about noninterest revenue streams that are in-scope of Topic 606.

16. INCOME TAXES

The Company invests in low-income housing tax credit and solar tax funds that are designed to generate a return primarily through the realization of federal tax credits. The Company accounts for these investments using the proportional amortization method, under which the cost of the investments is amortized over the life of the investment in proportion to the tax credits and other tax benefits received. The amortization of tax credit investments is included as a component of the provision for income taxes in the consolidated statements of earnings and comprehensive income.

The following table presents the balances of the Company's tax credit investments recorded in other assets and related unfunded commitments recorded in other liabilities on the consolidated balance sheets at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Tax credit investments	$203,914	$135,254
Unfunded commitments - tax credit investments	154,422	77,499

The following table presents income tax credits and other tax benefits, as well as amortization expense, associated with the Company's tax credit investments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Tax credits and other tax benefits recognized	$7,735	$5,812	$16,733	$8,323
Tax credit amortization expense included in provision for income taxes	(22,942)	(8,516)	(30,401)	(16,907)
Total	$(15,207)	$(2,704)	$(13,668)	$(8,584)

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

Acquisition of Heritage Commerce Corp.

On April 17, 2026, the Company completed its previously announced acquisition of Heritage Commerce Corp and its wholly-owned banking subsidiary, Heritage Bank of Commerce (collectively, “Heritage”). The systems conversion was also completed during the second quarter of 2026. The acquisition was an all-stock transaction accounted for under the acquisition method of accounting as a business combination pursuant to the Agreement and Plan of Reorganization and Merger, dated December 17, 2025 (the “Merger Agreement”), by and between CVB and Heritage. Under the terms of the Merger Agreement, Heritage shareholders received 0.65 shares of the Company’s common stock for each share of Heritage common stock owned. Total merger consideration was $845.5 million. Upon closing, the Company acquired loans with a fair value of $3.4 billion and investment securities with a fair value of $1.0 billion, and assumed $1.2 billion of noninterest-bearing deposits, $3.5 billion of interest-bearing deposits, and $38.7 million of subordinated debt. The preliminary purchase price allocation resulted in $450.7 million of intangible assets, consisting of a core deposit intangible asset of $116.6 million and goodwill of $334.1 million.

For additional information on the acquisition of Heritage, see Note 4 - Business Combination.

OVERVIEW

The Company's financial results for the three and six months ended June 30, 2026 reflect the impact of the acquisition of Heritage completed on April 17, 2026.

For the second quarter of 2026, we reported net earnings of $48.3 million, or diluted earnings per share of $0.29, compared with $50.6 million, or diluted earnings per share of $0.37 for the second quarter of 2025. Net earnings for the second quarter of 2026 generated an annualized return on average equity (“ROAE”) of 6.41%, an annualized return on average tangible common equity (“ROATCE”) of 10.85%, and an annualized return on average assets (“ROAA”) of 0.97%, compared with 9.06%, 14.08%, and 1.34%, respectively, for the second quarter of 2025. Our net interest margin (“NIM”), on a tax equivalent basis, was 3.72% for the second quarter of 2026, while our efficiency ratio was 63.75%. Excluding acquisition expense and provision for unfunded commitments, our adjusted efficiency ratio was 43.88% for the second quarter of 2026, compared with 45.55% for the second quarter of 2025. ROATCE and the adjusted efficiency ratio are non-GAAP financial measures. For additional details, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — GAAP to Non-GAAP Reconciliations in this Form 10-Q.

For the six months ended June 30, 2026, net earnings was $99.3 million, or diluted earnings per share of $0.65, compared with $101.7 million, or diluted earnings per share of $0.73 for the six months ended June 30, 2025. Net earnings for the six months ended June 30, 2026 produced an annualized ROAE of 7.47%, ROATCE of 11.99%, and ROAA of 1.13% compared with 9.18%, 14.29%, and 1.35%, respectively, for the same period last year. Our NIM, on a tax equivalent basis, was 3.60% for six months ended June 30, 2026, while our efficiency ratio was 56.15%, compared with a NIM of 3.31% and an efficiency ratio of 46.12% for the same period last year. Excluding acquisition expense and the provision for unfunded commitments, our adjusted efficiency ratio was 44.19% for the six months ended June 30, 2026, compared with 45.92% for the same period last year.

For the second quarter of 2026, net interest income was $162.4 million, an increase of $50.8 million, or 45.5%, from the second quarter of 2025. The increase was primarily attributable to a $57.9 million increase in interest income driven by a $4.01 billion increase in average interest-earning assets and a 34 basis point increase in the yield on earning assets. The increase in interest income was offset by a $7.1 million increase in interest expense attributable to a $2.83 billion increase in average interest-bearing deposits and customer repurchase agreements. For the six months ended June 30, 2026, net interest income was $280.3 million, an increase of $58.2 million, or 26.2%, compared with the same period last year.

Noninterest income for the second quarter of 2026 was $17.0 million, an increase of $2.3 million, or 15.4%, from $14.7 million for the second quarter of 2025, reflecting the impact of the Heritage acquisition. The increase included $468,000 in trust and investment services, $377,000 in service charges on deposit accounts, $264,000 in Bank-owned life insurance (“BOLI”) income, and $1.2 million in other income. For the six months ended June 30, 2026, noninterest income was $31.3 million, an increase of $316,000, or 1.0%, from $31.0 million from the same period last year.

Noninterest expense for the second quarter of 2026 was $114.4 million, an increase of $56.8 million, or 98.7%, from $57.6 million for the second quarter of 2025. The increase was primarily attributable to the Heritage acquisition and the related addition of operations, personnel, and banking centers. During the second quarter of 2026, the Company incurred $31.4 million of acquisition expenses and recorded an initial provision of $4.3 million for unfunded loan commitments acquired in the transaction. Excluding acquisition expense and the provision for unfunded loan commitments, the increase in noninterest expense compared with the second quarter of 2025 was $21.2 million. For the six months ended June 30, 2026, noninterest expense was $174.9 million, an increase of $58.2 million, or 49.9% from the same period last year.

At June 30, 2026, total assets were $21.18 billion, an increase of $5.55 billion, or 35.52%, from total assets of $15.63 billion at December 31, 2025. Interest-earning assets were $18.69 billion at June 30, 2026, an increase of $4.69 billion, or 33.56%, compared with $13.99 billion at December 31, 2025. The increase in interest-earning assets was primarily due to a $3.32 billion increase in total loans, a $728.0 million increase in cash and cash equivalents, and a $722.8 million increase in investment securities. The increase in total assets primarily reflected the impact of the Heritage acquisition completed on April 17, 2026, which added approximately $5.41 billion of assets, partially offset by balance sheet optimization activities during the quarter.

Total investment securities were $5.68 billion at June 30, 2026, an increase of $722.8 million, or 14.6%, from $4.95 billion at December 31, 2025. The increase was primarily attributable to $1.02 billion of investment securities acquired in the Heritage acquisition, of which $519.0 million was retained and $488.2 million were sold upon completion of the merger as part of the Company's balance sheet optimization strategy, as well as approximately $511.5 million of purchases of AFS securities during the second quarter of 2026. At June 30, 2026, investment securities held-to-maturity (“HTM”) totaled $2.22 billion, a decrease of $51.9 million, or 2.3%, from $2.27 billion at December 31, 2025. At June 30, 2026, available-for-sale (“AFS”) investment securities totaled $3.46 billion, inclusive of a pre-tax net unrealized loss of $323.5 million. AFS securities increased by $774.7 million, or 28.87%, from $2.68 billion at December 31, 2025. The pre-tax unrealized loss increased by $15.7 million from December 31, 2025. Our average tax equivalent yield on investments was 2.74% for the second quarter of 2026, compared to 2.62% for the second quarter of 2025.

Fair value hedging transactions with $700 million notional pay-fixed interest rate swaps, had a fair value which totaled $3.8 million and was reflected as an asset at June 30, 2026. The fair value of these instruments totaled $8.6 million and were reflected as a liability at December 31, 2025. These instruments generated negative interest income of $100,000 for the second quarter of 2026, compared to interest income of $1.2 million for the second quarter of 2025. Refer to Note 11 – Derivative Financial Instruments of the notes to the consolidated financial statements of this report for additional information.

Total loans and leases, at amortized cost, of $12.02 billion at June 30, 2026, increased by $3.32 billion, or 38.1%, from December 31, 2025. The increase was primarily attributable to the Heritage acquisition, which added $3.10 billion of loans held for investment recorded at fair value as of the acquisition date, as well as organic loan growth. To further optimize the balance sheet, the Company sold SFR mortgage pools acquired from Heritage at their fair value of $327.5 million during the second quarter of 2026. The increase in total loans and leases included increases of $2.41 billion in commercial real estate loans, $505.3 million in commercial and industrial loans, $172.2 million in construction loans, $166.2 million in consumer loans, $159.2 million in SBA loans, and $59.6 million in SFR mortgage loans. Our average loan yields were 5.53% for the quarter ended June 30, 2026, compared with 5.22% for the second quarter of 2025.

The allowance for credit losses totaled $126.7 million at June 30, 2026, compared with $77.2 million at December 31, 2025. There was no provision for credit losses for either the second quarter of 2026 or 2025. The $49.5 million increase was primarily the result of the $46.9 million allowance for credit losses established for the loans acquired from Heritage and a $3 million provision for credit losses incurred in the first quarter of 2026.

Noninterest-bearing deposits were $8.61 billion at June 30, 2026, an increase of $1.81 billion, or 26.6%, compared with $6.80 billion at December 31, 2025. The increase was primarily the result of $1.2 billion of noninterest-bearing deposits assumed in the Heritage merger. At June 30, 2026, noninterest-bearing deposits were 52.8% of total deposits, compared with 56.33% at December 31, 2025. The decline in the proportion of noninterest-bearing deposits reflected the mix of deposits assumed in the Heritage acquisition.

Interest-bearing deposits were $7.68 billion at June 30, 2026, an increase of $2.41 billion, or 45.7%, when compared with $5.27 billion at December 31, 2025. The increase in interest-bearing deposits primarily reflected $3.5 billion of interest-bearing deposits assumed in connection with the Heritage acquisition, partially offset by the maturity of $300.0 million of brokered CDs that were not renewed during the second quarter of 2026. Customer repurchase agreements totaled $563.4 million at June 30, 2026, compared with $490.6 million at December 31, 2025.

Total deposits and customer repurchase agreements totaled $16.85 billion at June 30, 2026, an increase from December 31, 2025 of $4.29 billion, including $4.75 billion of total deposits assumed in the Heritage acquisition. Our average cost of total deposits including customer repurchase agreements was 0.86% for the quarter ended June 30, 2026, compared to 0.87% for the quarter ended June 30, 2025.

At June 30, 2026, total borrowings were $539.0 million, consisting of $500.0 million of FHLB advances and $39.0 million of subordinated debt assumed in the Heritage acquisition, compared with $500.0 million of FHLB advances at December 31, 2025. At June 30, 2026, FHLB advances consisted of $300.0 million of three-month advances that replaced maturing brokered CDs and were designated in related pay-fixed, receive-floating interest rate swaps accounted for as cash flow hedges, under which the Company pays a fixed rate of 4.10% and receives SOFR and a $200.0 million advance bearing interest at 4.27% maturing in May 2027.

Total stockholders' equity was $3.17 billion at June 30, 2026, an increase of $874.5 million compared with $2.30 billion at December 31, 2025. The increase was primarily attributable to $840.2 million of common shares issued and exchanged as a result of the Heritage acquisition and $99.3 million in net earnings, partially offset by $62.5 million in cash dividends declared and $5.1 million of common stock repurchases. During the second quarter of 2026, the Company repurchased 241,034 shares under the 2026 Repurchase Program at an average price of $21.06 per share for an aggregate purchase price of $5.1 million. Our tangible book value per share at June 30, 2026 was $11.07, which compares to $11.24 at December 31, 2025. Tangible book value per share is a non-GAAP financial measure. For additional details, refer to Item 2. – MD&A — GAAP to Non-GAAP Reconciliation.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory requirements. As of June 30, 2026, the Company’s Tier 1 leverage capital ratio was 11.7%, Common Equity Tier 1 (“CET1”) ratio was 14.7%, Tier 1 risk-based capital ratio was 14.7%, and total risk-based capital ratio was 15.6%. Refer to Item 2. – MD&A —Analysis of Financial Condition – Capital Resources.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended		Variance
	June 30,	March 31,
	2026	2026	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$162,415	$117,840	$44,575	37.83%
Provision for credit losses	—	(3,000)	3,000	100.00%
Noninterest income	17,010	14,279	2,731	19.13%
Noninterest expense	(114,378)	(60,568)	(53,810)	-88.84%
Income taxes	(16,786)	(17,549)	763	4.35%
Net earnings	$48,261	$51,002	$(2,741)	-5.37%
Earnings per common share:
Basic	$0.29	$0.38	$(0.09)
Diluted	$0.29	$0.38	$(0.09)
Return on average assets	0.97%	1.33%	-0.36%
Return on average shareholders' equity	6.41%	8.86%	-2.45%
Efficiency ratio	63.75%	45.84%	17.91%
Noninterest expense to average assets	2.31%	1.58%	0.73%

	Three Months Ended
	June 30,		Variance
	2026	2025	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$162,415	$111,608	$50,807	45.52%
Noninterest income	17,010	14,744	2,266	15.37%
Noninterest expense	(114,378)	(57,557)	(56,821)	-98.72%
Income taxes	(16,786)	(18,231)	1,445	7.93%
Net earnings	$48,261	$50,564	$(2,303)	-4.55%
Earnings per common share:
Basic	$0.29	$0.37	$(0.08)
Diluted	$0.29	$0.37	$(0.08)
Return on average assets	0.97%	1.34%	-0.37%
Return on average shareholders' equity	6.41%	9.06%	-2.65%
Efficiency ratio	63.75%	45.55%	18.20%
Noninterest expense to average assets	2.31%	1.52%	0.79%

	Six Months Ended
	June 30,		Variance
	2026	2025	$	%
	(Dollars in thousands, except per share amounts)
Net interest income	$280,255	$222,052	$58,203	26.21%
(Provision for) recapture of credit losses	(3,000)	2,000	(5,000)	-250.00%
Noninterest income	31,289	30,973	316	1.02%
Noninterest expense	(174,946)	(116,701)	(58,245)	-49.91%
Income taxes	(34,335)	(36,656)	2,321	6.33%
Net earnings	$99,263	$101,668	$(2,405)	-2.37%
Earnings per common share:
Basic	$0.65	$0.73	$(0.08)
Diluted	$0.65	$0.73	$(0.08)
Return on average assets	1.13%	1.35%	-0.22%
Return on average shareholders' equity	7.47%	9.18%	-1.71%
Efficiency ratio	56.15%	46.12%	10.03%
Noninterest expense to average assets	1.99%	1.55%	0.44%

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2026	2026	2025	2026	2025
	(Dollars in thousands)
Net Income	$48,261	$51,002	$50,564	$99,263	$101,668
Add: Amortization of intangible assets	3,577	850	1,155	4,427	2,310
Less: Tax effect of amortization of intangible assets (1)	(1,040)	(247)	(341)	(1,287)	(683)
Tangible net income	$50,798	$51,605	$51,378	$102,403	$103,295

Average stockholders' equity	$3,019,704	$2,335,673	$2,237,948	$2,679,578	$2,232,478
Less: Average goodwill	(1,041,190)	(765,822)	(765,822)	(904,267)	(765,822)
Less: Average intangible assets	(100,373)	(5,341)	(8,232)	(53,119)	(8,872)
Average tangible common equity	$1,878,141	$1,564,510	$1,463,894	$1,722,192	$1,457,784

Return on average equity, annualized (2)	6.41%	8.86%	9.06%	7.47%	9.18%
Return on average tangible common equity, annualized (2)	10.85%	13.38%	14.08%	11.99%	14.29%

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

	Three Months Ended
	June 30,	March 31,	June 30,
	2026	2026	2025
	(Dollars in thousands, except per share amounts)
Stockholders' equity	$3,169,689	$2,321,281	$2,240,322
Less: Goodwill	(1,099,936)	(765,822)	(765,822)
Less: Intangible assets	(117,927)	(4,924)	(7,657)
Tangible book value	$1,951,826	$1,550,535	$1,466,843

Total assets	$21,182,781	$15,507,580	$15,414,130
Less: Goodwill	(1,099,936)	(765,822)	(765,822)
Less: Intangible assets	(117,927)	(4,924)	(7,657)
Tangible assets	$19,964,918	$14,736,834	$14,640,651

Common shares issued and outstanding	176,247,135	135,791,180	137,825,465

Tangible book value per share	$11.07	$11.42	$10.64

Adjusted Efficiency Ratio (Non-GAAP)

Adjusted efficiency ratio is a non-GAAP financial measure derived from GAAP-based amounts. This figure represents the ratio of noninterest expense, less acquisition-related expense and the provision for unfunded loan commitments, where applicable, to the sum of net interest income before provision for credit losses and total noninterest income. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Dollars in thousands)
Total noninterest expense	$114,378	$60,568	$57,557	$174,946	$116,701
Less: Provision for unfunded loan commitments	4,250	500	—	4,750	500
Less: Acquisition related expenses	31,400	1,129	—	32,529	—
Adjusted noninterest expense	$78,728	$58,939	$57,557	$137,667	$116,201

Net interest income before provision for credit losses	$162,415	$117,840	$111,608	$280,255	$222,052
Add: total noninterest income	17,010	14,279	14,744	31,289	30,973
Total revenue	$179,425	$132,119	$126,352	$311,544	$253,025

Efficiency ratio	63.75%	45.84%	45.55%	56.15%	46.12%
Adjusted efficiency ratio, excluding provision for unfunded loan commitments and acquisition related expenses	43.88%	44.61%	45.55%	44.19%	45.92%

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory corporate tax rates of 21% in effect for the three and six months ended June 30, 2026 and 2025. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. We manage interest rate risk within policy limits approved by the Board of Directors, which guides and limits the interest rate risk over short-term and long-term horizons. Sources of interest rate risk include differences in maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and embedded options in assets or liabilities. The mix of interest-earning assets as well as the mix of noninterest-bearing deposits and interest-bearing liabilities impacts our ability to manage net interest income during changing interest rate conditions. We also utilize certain derivative instruments to partially hedge interest rate risk. See Item 2 – MD&A – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

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
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$3,014,225	$23,083	3.06%	$2,485,298	$18,154	2.92%
Tax-advantaged	20,652	146	3.37%	20,303	145	3.41%
Held-to-maturity securities:
Taxable	1,882,973	10,037	2.13%	1,977,744	10,537	2.13%
Tax-advantaged	353,045	2,285	3.13%	364,070	2,349	3.12%
Investment in FHLB, FRB, and other stock	77,891	1,227	6.32%	18,012	411	9.15%
Interest-earning deposits with other institutions	669,165	6,138	3.68%	337,929	3,768	4.47%
Loans (2)	11,548,138	159,212	5.53%	8,354,898	108,845	5.22%
Total interest-earning assets	17,566,089	202,128	4.62%	13,558,254	144,209	4.28%
Total noninterest-earning assets	2,315,339			1,624,920
Total assets	$19,881,428			$15,183,174

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$6,511,383	$25,661	1.58%	$4,183,585	$20,909	2.00%
Time deposits	888,788	6,458	2.91%	572,243	3,920	2.75%
Total interest-bearing deposits	7,400,171	32,119	1.74%	4,755,828	24,829	2.09%
Customer repurchase agreements	564,766	2,519	1.79%	376,629	1,561	1.66%
FHLB advances and other borrowings	384,295	4,189	4.32%	508,159	5,840	4.61%
Subordinated debentures	31,993	639	7.90%	—	—	—
Interest expense - Other interest-bearing liabilities	26,932	248	3.64%	33,891	371	4.33%
Interest-bearing liabilities	8,408,157	39,714	1.89%	5,674,507	32,601	2.30%
Noninterest-bearing deposits	8,123,844			7,051,702
Other liabilities	329,723			219,017
Stockholders' equity	3,019,704			2,237,948
Total liabilities and stockholders' equity	$19,881,428			$15,183,174

Net interest income		$162,414			$111,608

Net interest spread - tax equivalent			2.73%			1.98%
Net interest margin			3.71%			3.30%
Net interest margin - tax equivalent			3.72%			3.31%

(1)
Includes TE adjustments utilizing federal statutory corporate rates of 21% in effect for the three months ended June 30, 2026 and June 30, 2025. The non-TE rates for total investment securities were 2.70% and 2.57% for the three months ended June 30, 2026 and June 30, 2025, respectively.
(2)
Includes loan fees of $1.2 million and $615,000 for the three months ended June 30, 2026 and 2025, respectively. Prepayment penalty fees of $527,000 and $680,000 are included in interest income for the three months ended June 30, 2026 and 2025, respectively. Average balances include nonperforming loans.
(3)
Includes interest-bearing demand and money market accounts.

	Six Months Ended June 30,
	2026			2025
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$2,828,044	$42,338	2.99%	$2,501,885	$36,744	2.94%
Tax-advantaged	20,919	291	3.32%	20,428	289	3.38%
Held-to-maturity securities:
Taxable	1,894,219	20,208	2.13%	1,990,404	21,196	2.13%
Tax-advantaged	353,839	4,580	3.13%	365,180	4,711	3.12%
Investment in FHLB stock	66,980	2,538	7.64%	18,012	790	8.84%
Interest-earning deposits with other institutions	480,896	8,799	3.69%	250,644	5,565	4.48%
Loans (2)	10,094,447	272,484	5.44%	8,410,871	217,916	5.22%
Total interest-earning assets	15,739,344	351,238	4.50%	13,557,424	287,211	4.28%
Total noninterest-earning assets	1,992,280			1,618,854
Total assets	$17,731,624			$15,176,278

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$5,498,933	$44,756	1.64%	$4,243,015	$42,285	2.01%
Time deposits	728,616	10,415	2.88%	567,752	7,866	2.79%
Total interest-bearing deposits	6,227,549	55,171	1.79%	4,810,767	50,151	2.10%
Customer repurchase agreements	553,387	4,807	1.75%	347,140	2,530	1.47%
FHLB advances and other borrowings	441,828	9,872	4.45%	510,605	11,671	4.61%
Subordinated debentures	16,085	639	4.51%	—	—	—
Interest expense - Other interest-bearing liabilities	26,832	494	3.66%	37,070	807	4.33%
Interest-bearing liabilities	7,265,681	70,983	1.97%	5,705,582	65,159	2.30%
Noninterest-bearing deposits	7,512,532			7,029,156
Other liabilities	273,833			209,062
Stockholders' equity	2,679,578			2,232,478
Total liabilities and stockholders' equity	$17,731,624			$15,176,278

Net interest income		$280,255			$222,052

Net interest spread - tax equivalent			2.54%			1.98%
Net interest margin			3.58%			3.30%
Net interest margin - tax equivalent			3.60%			3.31%

(1)
Includes TE adjustments utilizing federal statutory corporate rates of 21% in effect for the six months ended June 30, 2026 and June 30, 2025. The non-TE rates for total investment securities were 2.65% and 2.59% for the three months ended June 30, 2026 and June 30, 2025, respectively.
(2)
Includes loan fees of $2.4million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively. Prepayment penalty fees of $1.0 million and $1.6 million were included in interest income for the six months ended June 30, 2026 and 2025, respectively. Average balances include nonperforming loans.
(3)
Includes interest-bearing demand and money market accounts.

The following table presents a comparison of interest income and interest expense resulting from changes in the volumes and rates on average interest-earning assets and average interest-bearing liabilities for the periods indicated. Changes in interest income or expense attributable to volume changes are calculated by multiplying the change in volume by the initial average interest rate. The change in interest income or expense attributable to changes in interest rates is calculated by multiplying the change in interest rate by the initial volume. The net change resulting from the combined impact of volume and interest rates changes has been allocated proportionately between changes attributable to volume and changes attributable to rates.

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended June 30,
	2026 Compared to 2025
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$4,029	$900	$4,929
Tax-advantaged investment securities	2	(1)	1
Held-to-maturity securities:
Taxable investment securities	(505)	5	(500)
Tax-advantaged investment securities	(71)	7	(64)
Investment in FHLB, FRB, and other stock	979	(163)	816
Interest-earning deposits with other institutions	3,138	(768)	2,370
Loans	43,739	6,628	50,367
Total interest income	51,312	6,607	57,919

Interest expense:
Savings deposits	9,951	(5,199)	4,752
Time deposits	2,427	111	2,538
Repurchase agreements	831	126	957
FHLB advances and other borrowings	(1,313)	(338)	(1,651)
Subordinated debentures	320	320	639
Interest expense - Other interest-bearing liabilities	(69)	(54)	(123)
Total interest expense	12,145	(5,033)	7,112
Net interest income	$39,166	$11,641	$50,807

	Comparison of Six Months Ended June 30,
	2026 Compared to 2025
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Available-for-sale securities:
Taxable investment securities	$4,892	$702	$5,594
Tax-advantaged investment securities	13	(11)	2
Held-to-maturity securities:
Taxable investment securities	(1,099)	111	(988)
Tax-advantaged investment securities	(176)	45	(131)
Investment in FHLB stock	2,078	(330)	1,748
Interest-earning deposits with other institutions	6,028	(2,794)	3,234
Loans	45,170	9,398	54,568
Total interest income	56,906	7,121	64,027

Interest expense:
Savings deposits	20,831	(18,360)	2,471
Time deposits	2,292	257	2,549
Repurchase agreements	1,722	555	2,277
FHLB advances and other borrowings	(214)	(1,585)	(1,799)
Subordinated debentures	320	320	639
Interest expense - Other interest-bearing liabilities	(201)	(112)	(313)
Total interest expense	24,751	(18,927)	5,824
Net interest income	$32,155	$26,048	$58,203

Second Quarter of 2026 Compared to the Second Quarter of 2025

Net interest income, before provision for credit losses, of $162.4 million for the second quarter of 2026 increased by $50.8 million, or 45.5%, from the second quarter of 2025. The increase was driven by a $57.9 million increase in interest income, partially offset by a $7.1 million increase in interest expense. The year-over-year increase in net interest income largely reflected the impact of operating as a combined company for approximately two and a half months following the Heritage acquisition.

Our tax-equivalent net interest margin increased 41 basis points to 3.72% for the second quarter of 2026, compared with the second quarter of 2025. The expansion in net interest margin was primarily due to a 34 basis point increase in the yield on average interest-earning assets, as well as a seven basis point decrease in the cost of funds.

Total interest income of $202.1 million increased by $57.9 million, or 40.2%, compared with the second quarter of 2025. This increase was primarily due to a $4.00 billion increase in average interest-earning assets and a 34 basis point increase in the yield on interest-earning assets. Average loan balances increased by $3.19 billion, average interest-earning deposits with other institutions increased by $331.2 million, and the average balance of investment securities increased by $423.5 million from the second quarter of 2025.

Total interest income and fees on loans for the second quarter of 2026 were $159.2 million, an increase of $50.4 million, or 46.3%, from the second quarter of 2025. This increase in income was due to the $3.19 billion increase in average loan balances and a 31 basis point increase in average loan yields from 5.22% for the second quarter of 2025 to 5.53% for the second quarter of 2026. In addition to the impact of originating new loans at higher yields than the existing loan portfolio, the increase in average loan yields reflected the Heritage acquisition and the addition of higher-yielding acquired assets, including factored receivables that averaged approximately $86.1 million during the second quarter of 2026. Through the Heritage acquisition, the Company acquired CSNK Working Capital Finance Corp., doing business as Bay View Funding, a wholly owned subsidiary of the Bank that provides working capital factoring financing to businesses throughout the United States. During the second quarter of 2026, the average yield on factored receivables was 18.04%.

Interest income from investment securities was $35.6 million for the second quarter of 2026, an increase of $4.4 million, or 14.0%, from the second quarter of 2025. A nine basis point increase in yields on investment securities was partially offset by a decrease in the interest income derived from the pay-fixed swaps designated as fair value hedges on AFS securities. The spread between daily SOFR and the fixed rate paid on these swaps decreased from 0.50% in the second quarter of 2025 to negative 0.09% in the second quarter of 2026, resulting in a $1.4 million decrease in interest income. Excluding the impact of the pay-fixed swaps, the average yield on investment securities increased by 25 basis points, due to the higher yield on investment securities purchased and acquired during the first six months of 2026.

Interest expense was $39.7 million for the second quarter of 2026, an increase of $7.1 million, compared with the second quarter of 2025. Total interest bearing deposits increased on average by $2.64 billion, while customer repurchase agreements and borrowings increased on average by $96.3 million. Cost of funds was 0.96% for the second quarter of 2026, which decreased from 1.03% for the second quarter of 2025. Although average noninterest-bearing deposits declined as a percentage of average total deposits to 52.3% from 59.7%, resulting in a less favorable deposit mix, the cost of total interest-bearing deposits decreased by 35 basis points, more than offsetting the impact of the lower proportion of noninterest-bearing deposits. The cost of customer repurchase agreements increased from 1.66% in the second quarter of 2025 to 1.79% in the second quarter of 2026, while the average cost of borrowings declined by 29 basis points.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net interest income, before provision for credit losses, was $280.3 million for the six months ended June 30, 2026, an increase of $58.2 million, or 26.21%, compared with $222.1 million for the same period last year. The increase was attributable to higher balance and yields on average interest-earning assets as well as lower cost of funds, partially offset by an increase in the balance of interest-bearing liabilities. The increases in average interest-earning assets and interest-bearing liabilities reflected the impact of interest-earning assets and interest-bearing liabilities acquired in connection with the Heritage acquisition, as well as organic growth.

Our net interest margin (TE) was 3.60% for the six months ended June 30, 2026, compared with 3.31% for the same period last year. The expansion in net interest margin was primarily due to a 22 basis point increase in the yield on average interest-earning assets, as well as a two basis point decrease in the cost of funds.

Total interest income was $351.2 million for the six months ended June 30, 2026, an increase of $64.0 million, or 22.29%, compared with the same period last year. This increase was primarily due to a $2.18 billion increase in average interest-earning assets and a 22 basis point increase in the yield on interest-earning assets. Average loan balances increased by $1.68 billion, average interest-earning deposits with other institutions increased by $230.3 million, and average investment securities increased by $219.1 million from the same period last year.

Total interest income and fees on loans for the six months ended June 30, 2026 were $272.5 million, an increase of $54.6 million, or 25.04%, from the same period last year. This increase in income was due to the $1.68 billion increase in average loan balances and a 22 basis point increase in average loan yields from 5.22% for the six months ended June 30, 2025, to 5.44% for the six months ended June 30, 2026.

Interest income from investment securities was $67.4 million for the six months ended June 30, 2026, an increase of $4.5 million, or 7.0%, from the same period last year. A 12 basis point increase in yields on investment securities was partially offset by a decrease in the interest income derived from the pay-fixed swaps designated as fair value hedges on AFS securities. The spread between daily SOFR and the fixed rate paid on these swaps decreased from 0.47% for the six months ended June 30, 2025 to a negative 0.07% for the six months ended June 30, 2026, resulting in a $2.6 million decrease in interest income.

Interest expense was $71.0 million for the six months ended June 30, 2026, an increase of $5.8 million, or 8.94%, from the same period last year. Total cost of funds for the six months ended June 30, 2026, was 0.97%, compared with 1.03% for the same period last year. Although average noninterest-bearing deposits declined as a percentage of average total deposits to 54.68% from 59.37%, resulting in a less favorable deposit mix, the cost of total interest-bearing deposits decreased by 31 basis points, more than offsetting the impact of the lower proportion of noninterest-bearing deposits. However, the cost of customer repurchase agreements increased from 1.47% in the six months ended June 30, 2025 to 1.75% in the six months ended June 30, 2026.

Provision for (Recapture of) Credit Losses

The provision for (recapture of) credit losses is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime losses in the loan portfolio as of the balance sheet date.

The provision for credit losses on loans was zero for both the second quarter of 2026 and 2025. Net charge-offs for the second quarter of 2026 were $137,000, compared with net charge-offs of $249,000 for the second quarter of 2025.

For the six months ended June 30, 2026, the provision for credit losses was $3.0 million, compared with $2.0 million recapture of credit losses for the same period last year. Net charge-offs were $128,000 for the six months ended June 30, 2026, compared with net charge-offs of $119,000 for the same period last year. The provision for credit losses for the six months ended June 30, 2026 was largely attributable to a $3.2 million increase in specific reserves, primarily related to one commercial and industrial credit relationship.

No assurance can be given that economic conditions affecting the Company’s service areas or other circumstances will or will not be reflected in future changes in the level of our allowance for credit losses and the resulting provision for, or recapture of, credit losses. The process to estimate the allowance for credit losses requires considerable judgment and economic forecasts may continue to vary due to the uncertainty of the future impact from geopolitical events, trade barriers, including tariff policies, inflationary pressures, future interest rates, unemployment levels, and overall economic conditions, all of which may impact our customers. Refer to Item 2 – MD&A - Analysis of Financial Condition - Allowance for Credit Losses for a discussion of changes in the credit quality of our loan portfolio as well as refinements to the Company's ACL methodology.

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

The following table sets forth the various components of noninterest income for the periods presented.

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2026	2025	$	%	2026	2025	$	%
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$5,336	$4,959	$377	7.60%	$10,153	$9,867	$286	2.90%
Trust and investment services	4,184	3,716	468	12.59%	7,908	7,127	781	10.96%
Bankcard services	624	647	(23)	-3.55%	1,291	1,277	14	1.10%
BOLI income	3,492	3,228	264	8.18%	6,631	6,059	572	9.44%
Gain on OREO, net	—	—	—	0.00%	—	2,183	(2,183)	-100.00%
Other	3,374	2,194	1,180	53.78%	5,306	4,460	846	18.97%
Total noninterest income	$17,010	$14,744	$2,266	15.37%	$31,289	$30,973	$316	1.02%

Second Quarter of 2026 Compared to the Second Quarter of 2025

Noninterest income for the second quarter of 2026 increased by $2.3 million, or 15.37%, compared with the second quarter of 2025, primarily reflecting the impact of the Heritage acquisition. The increase was driven by higher fee income across almost all categories and higher BOLI income associated with policies acquired in the merger. The increase was primarily attributable to $468,000 in trust and investment services fees, $377,000 in service charges on deposit accounts, $264,000 in BOLI income, and $1.2 million in other income. International and other banking service fees, which increased by approximately $350,000, are the most significant components of other noninterest income.

Trust and investment services revenue is generated through the Company's CitizensTrust division, which provides wealth management, investment management, financial planning, estate planning, retirement planning, trustee, and probate services. Investment Services offers self-directed brokerage, 401(k) plans, mutual funds, insurance products, and other non-insured investment products. At June 30, 2026, CitizensTrust had approximately $5.18 billion in assets under management and administration, including $3.81 billion in assets under management. CitizensTrust generated fee income of $4.2 million for the second quarter of 2026, compared to $3.7 million for the same period last year.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Noninterest income for the six months ended June 30, 2026 increased by $316,000, or 1.02%, compared with the same period last year. The increase was primarily driven by increases in service charges, trust revenue, and BOLI income, reflecting the combined operations following the acquisition of Heritage, partially offset by a $2.2 million gain on sale of OREO during the six months ended June 30, 2025. Trust and investment fees grew by $781,000 or 10.96% due primarily to increased assets under management. BOLI income increased by $572,000, or 9.44%, including changes in net asset value of policies related to deferred compensation arrangements.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2026	2025	$	%	2026	2025	$	%
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$46,568	$34,999	$11,569	33.06%	$84,029	$71,476	$12,553	17.56%
Occupancy	6,668	4,865	1,803	37.06%	11,428	9,628	1,800	18.70%
Equipment	1,625	1,241	384	30.94%	2,940	2,476	464	18.74%
Professional services	3,250	2,191	1,059	48.33%	5,768	4,272	1,496	35.02%
Computer software expense	6,136	4,410	1,726	39.14%	10,439	8,631	1,808	20.95%
Marketing and promotion	2,098	1,817	281	15.47%	4,159	3,805	354	9.30%
Amortization of intangible assets	3,577	1,155	2,422	209.70%	4,427	2,310	2,117	91.65%
Telecommunications expense	747	540	207	38.33%	1,297	1,054	243	23.06%
Regulatory assessments	2,567	2,018	549	27.21%	2,984	4,035	(1,051)	-26.05%
Insurance	475	492	(17)	-3.46%	931	974	(43)	-4.41%
Provision for unfunded loan commitments	4,250	—	4,250	100.00%	4,750	500	4,250	850.00%
Directors' expenses	367	295	72	24.41%	715	597	118	19.77%
Acquisition related expenses	31,400	—	31,400	100.00%	32,529	—	32,529	100.00%
Other	4,650	3,534	1,116	31.58%	8,550	6,943	1,607	23.15%
Total noninterest expense	$114,378	$57,557	$56,821	98.72%	$174,946	$116,701	$58,245	49.91%

Noninterest expense to average assets	2.31%	1.52%			1.99%	1.55%
Efficiency ratio (1)	63.75%	45.55%			56.15%	46.12%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.

Our ability to control noninterest expenses in relation to asset growth can be measured in terms of total noninterest expenses as a percentage of average assets. Noninterest expense as a percentage of average assets was 2.31% for the second quarter of 2026, compared with 1.52% for the second quarter of 2025. Noninterest expense as a percentage of average assets was 1.99% for the six months ended June 30, 2026, compared with 1.55% for the same period last year. The ratio of noninterest expense to average assets was negatively impacted by acquisition-related expense and the provision for unfunded loan commitments.

Our ability to control noninterest expenses in relation to the level of total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio and indicates the percentage of net revenue that is used to cover expenses. The efficiency ratio was 63.75% for the second quarter of 2026, compared with 45.55% for the second quarter of 2025. For the six months ended June 30, 2026, the efficiency ratio was 56.15%, compared with 46.12% for the same period last year. Our efficiency ratio adjusted for acquisition expense and the provision for unfunded loan commitments declined from 45.55% in the second quarter of 2025 to 43.88% in the second quarter of 2026. Adjusted efficiency ratio is a non-GAAP measure. For additional details, refer to Item 2.–MD&A—GAAP to Non-GAAP Reconciliation.

Second Quarter of 2026 Compared to the Second Quarter of 2025

Noninterest expense for the second quarter of 2026 was $114.4 million, an increase of $56.8 million, or 98.7%, from $57.6 million for the second quarter of 2025. The increase was primarily attributable to the Heritage acquisition and the related addition of operations, personnel, and banking centers. During the second quarter of 2026, the Company incurred $31.4 million of acquisition expenses. Excluding acquisition expense, noninterest expense increased $25.4 million compared with the second quarter of 2025. This increase was primarily driven by an $11.6 million increase in salaries and employee benefits, a $4.3 million increase in provision for unfunded loan commitments attributable to the Heritage acquisition, a $2.4 million increase in amortization of intangible assets related to the core deposit intangibles, a $2.2 million increase in occupancy and equipment and a $1.8 million increase in computer software expense. Excluding acquisition expense and the provision for unfunded loan commitments, the increase in noninterest expense compared to the second quarter of 2025 was $21.2 million. The remaining increases primarily reflect the addition of personnel, facilities, technology platforms, and other operating costs resulting from the Heritage acquisition.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

For the six months ended June 30, 2026, noninterest expense was $174.9 million, an increase of $58.2 million, or 49.9% from the same period last year. The increase was primarily attributable to the Heritage acquisition and the related addition of operations, personnel, and banking centers. During the six months ended June 30, 2026, the Company incurred $32.5 million of acquisition expenses. Excluding acquisition expense, noninterest expense increased $25.7 million compared to the six months ended June 30, 2025. This increase was primarily driven by a $12.6 million increase in salaries and employee benefits, a $4.3 million increase in provision for unfunded loan commitment attributable to the Heritage acquisition, a $2.3 million increase in occupancy and equipment, and a $2.1 million increase in amortization of intangible assets, a $1.8 million increase in computer software expense, and a $1.5 million increase in professional services expense. Excluding acquisition expense and the provision for unfunded loan commitments, the increase in noninterest expense compared to the six months ended June 30, 2025 was $21.5 million. The remaining increases primarily reflect the addition of personnel, facilities, technology platforms, and other operating costs resulting from the Heritage acquisition.

Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2026 was 25.81% and $25.7%, respectively, compared with 26.50% for both the three and six months ended June 30, 2025, respectively. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income from municipal securities and BOLI, as well as available tax credits. The decrease in the effective tax rate was primarily driven by increased investments in solar tax credits.

The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets of $21.18 billion at June 30, 2026 increased by $5.55 billion, or 35.52%, from total assets of $15.63 billion at December 31, 2025. Interest-earning assets of $18.69 billion at June 30, 2026 increased by $4.69 billion, or 33.6%, when compared with $13.99 billion at December 31, 2025. The increase in interest-earning assets was primarily due to a $3.32 billion increase in total loans, a $728.0 million increase in cash and cash equivalents, and a $722.8 million increase in investment securities, partially offset by a decrease of $12.3 million in interest-earning balances due from other depository institutions. The increase in total assets from prior year end primarily reflects the impact of the Heritage acquisition completed on April 17, 2026, partially offset by balance sheet optimization activities during the quarter.

Total liabilities were $18.01 billion at June 30, 2026, an increase of $4.68 billion, or 35.07%, from total liabilities of $13.34 billion at December 31, 2025. Total deposits increased by $4.22 billion, or 34.93%, with interest-bearing deposits increasing by $2.41 billion, or 45.73%. Noninterest-bearing deposits increased by $1.81 billion, or 26.56%. At June 30, 2026, total borrowings were $539.0 million, consisting of $500.0 million of FHLB advances and $39.0 million of subordinated debt assumed in the Heritage acquisition, compared with $500.0 million of FHLB advances at December 31, 2025.

Total stockholders' equity increased by $874.5 million to $3.17 billion at June 30, 2026, compared with total stockholder's equity of $2.30 billion at December 31, 2025. The increase was primarily attributable to $840.2 million of common shares issued and exchanged in connection with the Heritage acquisition and $99.3 million in net earnings, partially offset by $62.5 million in cash dividends declared and $5.1 million of common stock repurchases. During the first six months of 2026, the Company purchased 241,034 shares under the 2026 Repurchase Program, at an average price of $21.06 per share.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At June 30, 2026, total investment securities were $5.68 billion, an increase of $722.8 million, or 14.6%, from $4.95 billion at December 31, 2025. The increase was primarily attributable to approximately $519.0 million of AFS investment securities acquired and retained in the Heritage acquisition, as well as approximately $511.5 million of purchases of AFS securities during the second quarter of 2026. As part of the Company's balance sheet strategy to improve portfolio yields and reduce asset duration, approximately $488.2 million of securities acquired from Heritage were sold upon completion of the merger and reinvested in lower duration securities at an average yield of approximately 4.70%. The repositioning enhanced the portfolio's expected yield while reducing duration risk.

At June 30, 2026, AFS investment securities totaled $3.46 billion, inclusive of a pre-tax net unrealized loss of $323.5 million, an increase of $774.7 million, or 28.87%, from $2.68 billion at December 31, 2025. The after-tax unrealized loss on our AFS investment securities reported in accumulated other comprehensive income (“AOCI”) was $229.5 million, compared with $218.3 million at December 31, 2025. The changes in the net unrealized holding loss resulted primarily from fluctuations in market interest rates. At June 30, 2026, HTM investment securities totaled $2.22 billion, a decrease of $51.9 million, or 2.3%, from $2.27 billion at December 31, 2025. Our average tax-equivalent yield on investments was 2.74% for the second quarter of 2026, compared with 2.62% for the second quarter of 2025.

There were no investment securities sold from the legacy securities portfolio during the six months ended June 30, 2026 and 2025. During the six months ended June 30, 2026 and 2025, the Company originated $1.1 million and $6.2 million, respectively, of Commercial Property Assessed Clean Energy (“C-PACE”) bonds, which are included in our HTM securities.

The following tables present the fair value of AFS and the amortized cost of HTM investment securities as well as the weighted average yields on our investment securities portfolio by contractual maturity as of the date indicated.

	June 30, 2026
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	(Dollars in thousands)
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
AFS investment securities
Government agency/GSE	$30,589	3.66%	$14,937	3.73%	$—	—	$—	—	$45,526	3.68%
Mortgage-backed securities	2,768	3.00%	4,901	3.03%	32,021	3.94%	2,385,709	3.04%	2,425,399	3.05%
CMO/REMIC	162	2.74%	—	—	443	3.00%	921,343	3.17%	921,948	3.17%
Municipal bonds (1)	382	2.75%	12,326	3.72%	8,117	3.50%	—	—	20,825	3.62%
Collateralized loan obligations	—	—	—	—	—	—	42,029	4.91%	42,029	4.91%
Other securities	2,037	2.33%	—	—	—	—	—	—	2,037	2.33%
Total AFS investment securities (1)	$35,938	3.52%	$32,164	3.62%	$40,581	3.84%	$3,349,081	3.10%	$3,457,764	3.12%
HTM investment securities
Government agency/GSE	$—	—	$56,728	1.26%	$193,244	1.80%	$240,352	1.94%	$490,324	1.80%
Mortgage-backed securities	—	—	10,096	2.46%	25,254	2.73%	498,502	2.39%	533,852	2.41%
CMO/REMIC	—	—	—	—	—	—	736,006	1.87%	736,006	1.87%
Municipal bonds (1)	4,368	4.05%	63,543	3.37%	109,728	3.04%	261,909	3.71%	439,548	3.49%
Other securities	—	—	—	—	—	—	18,799	8.50%	18,799	8.50%
Total HTM investment securities (1)	$4,368	4.05%	$130,367	2.38%	$328,226	2.28%	$1,755,568	2.37%	$2,218,529	2.36%
Total securities (1)	$40,306	3.58%	$162,531	2.63%	$368,807	2.45%	$5,104,649	2.85%	$5,676,293	2.82%
(1)
Includes TE adjustments. The non-TE weighted average yields for securities were 2.75% and 2.49% at June 30, 2026 and December 31, 2025.

The maturity of each security category is defined as the contractual maturity except for the categories of mortgage-backed securities and CMO/REMIC whose maturities are defined as the estimated average life. The final maturity of mortgage-backed securities and CMO/REMIC will differ from their contractual maturities because the underlying mortgages have the right to repay such obligations without penalty. The speed at which the underlying mortgages repay is influenced by many factors, one of which is interest rates. Mortgages tend to repay faster as interest rates fall and slower as interest rates rise. This will either shorten or extend the estimated average life. Also, the yields on mortgage-backed securities and CMO/REMIC securities are affected by the speed at which the underlying mortgages repay. This is caused by the change in the amount of amortization of premiums or accretion of discounts of each security as repayments increase or decrease. The Company obtains the estimated average life of each security from independent third parties.

The weighted-average tax-equivalent (“TE”) yield on the total investment portfolio at June 30, 2026 was 2.82% with a weighted-average life of 6.3 years. This compares to a weighted-average TE yield of 2.59% at December 31, 2025 with a weighted-average life of 6.4 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 91% of the investment securities portfolio at June 30, 2026 consisted of securities issued or guaranteed by the U.S. government or U.S. government-sponsored enterprises. As of June 30, 2026, $19.9 million in U.S. government agency securities are callable. Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds represented approximately 9% of the total investment portfolio and were predominately AA or higher.

Refer to Note 5 – Investment Securities of the notes to the unaudited condensed consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans

Total loans and leases, at amortized cost, were $12.02 billion at June 30, 2026, an increase of $3.32 billion, or 38.14%, from December 31, 2025. The increase in total loans was primarily attributable to the Heritage acquisition, which added $3.10 billion of loans held for investment recorded at fair value as of the acquisition date as well as organic growth. The increase included increases of $2.41 billion in commercial real estate loans, $505.3 million in commercial and industrial loans, $172.2 million in construction loans, $166.7 million in consumer loans, $159.2 million in SBA loans, and $59.6 million in SFR mortgage loans. These increases were partially offset by decreases of $150.6 million in dairy & livestock and agribusiness loans, reflecting the seasonal reduction in line utilization following the year-end peak, and a $3.5 million decrease in municipal lease finance receivables. The decline in dairy & livestock loans primarily reflected the seasonal peak in line utilization at the end of every calendar year, demonstrated by a decline in utilization from 78% at December 31, 2025 to 63% at June 30, 2026.

The following table presents the composition of our loan portfolio as of the dates presented.

	June 30, 2026		December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in thousands)
Commercial real estate	$8,983,934	74.76%	$6,574,395	75.57%
Construction	209,993	1.75%	37,812	0.43%
SBA	441,572	3.67%	282,401	3.25%
Commercial and industrial	1,478,884	12.31%	973,631	11.19%
Dairy & livestock and agribusiness	280,994	2.34%	431,577	4.96%
Municipal lease finance receivables	56,086	0.47%	59,542	0.68%
SFR mortgage	341,340	2.84%	281,766	3.24%
Consumer and other loans	224,252	1.87%	58,069	0.67%
Total loans, at amortized cost	12,017,055	100.00%	8,699,193	100.00%
Less: Allowance for credit losses	(126,661)		(77,161)
Total loans and lease finance receivables, net	$11,890,394		$8,622,032

Real estate loans are loans secured by conforming trust deeds on real property, including property under construction, land development, commercial property and single-family and multi-family residences. Our real estate loans are comprised of industrial, office, retail, medical, single family residences, multi-family residences, and farmland. Consumer loans include installment loans to consumers as well as home equity loans, auto and equipment leases and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Dairy & livestock and agribusiness loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers and farmers. Through the Heritage acquisition, the Company acquired CSNK Working Capital Finance Corp., doing business as Bay View Funding (“BVF”), a wholly owned subsidiary of the Bank that provides working capital factoring financing to businesses throughout the United States. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of factored receivables was 34 days during the six months ended June 30, 2026.

As of June 30, 2026, $418.3 million, or 4.7% of the total commercial real estate loans included loans secured by farmland, compared with $424.5 million, or 6.46%, at December 31, 2025. The loans secured by farmland included $124.4 million for loans secured by dairy & livestock land and $293.8 million for loans secured by agricultural land at June 30, 2026, compared with $119.0 million for loans secured by dairy & livestock land and $305.5 million for loans secured by agricultural land at December 31, 2025. As of June 30, 2026, dairy & livestock and agribusiness loans of $281.0 million were comprised of $239.1 million of dairy & livestock loans and $41.9 million of agribusiness loans, compared to $431.6 million comprised of $386.1 million of dairy & livestock loans and $45.5 million of agribusiness loans at December 31, 2025.

As of June 30, 2026, the Company had $355.4 million of SBA 504 loans, an increase of $126.6 million from $228.8 million of SBA 504 loans at December 31, 2025. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of June 30, 2026 and December 31, 2025, the Company had $79.2 million and $53.6 million of total SBA 7(a) loans, respectively, that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As of June 30, 2026, the Company had $210.0 million in construction loans, representing 1.70% of total loans. As of December 31, 2025, the Company had $37.8 million in construction loans, representing 0.40% of total loans. There were no nonperforming construction loans at June 30, 2026 and December 31, 2025.

Our loan portfolio is geographically disbursed throughout our marketplace. The following is the breakdown of our total held-for-investment loans and commercial real estate loans by region as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Balance	Percent of Total	Commercial Real Estate Loans	Percent of Total
	(Dollars in thousands)
Los Angeles County	$3,241,028	27.0%	$2,327,363	25.9%
Central Valley & Sacramento	2,030,312	16.9%	1,675,214	18.7%
Orange County	1,302,808	10.8%	732,821	8.2%
Santa Clara	1,080,754	9.0%	634,499	7.1%
Inland Empire	1,051,111	8.7%	938,340	10.4%
San Mateo	580,453	4.8%	309,788	3.4%
Central Coast	579,991	4.8%	520,682	5.8%
Alameda	499,418	4.2%	514,629	5.7%
San Diego	427,509	3.6%	371,156	4.1%
Other California	837,942	7.0%	590,302	6.6%
Out of State	385,729	3.2%	369,140	4.1%
	$12,017,055	100.0%	$8,983,934	100.0%

	December 31, 2025
	Balance	Percent of Total	Commercial Real Estate Loans	Percent of Total
	(Dollars in thousands)
Los Angeles County	$3,078,557	35.4%	$2,258,787	34.4%
Central Valley and Sacramento	2,039,693	23.4%	1,511,983	23.0%
Orange County	1,292,970	14.9%	771,320	11.7%
Inland Empire	1,013,602	11.7%	878,132	13.4%
Central Coast	433,147	5.0%	375,770	5.7%
San Diego	343,058	3.9%	325,167	4.9%
Other California	146,207	1.7%	105,166	1.6%
Out of State	351,959	4.0%	348,070	5.3%
	$8,699,193	100.0%	$6,574,395	100.0%

The tables below breaks down our commercial real estate portfolio by collateral type as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Balance	Percent of Total	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
Commercial real estate:
Industrial	$2,735,391	30.4%	46.1%	$1,729
Office	1,457,979	16.2%	25.8%	1,763
Retail	1,415,336	15.8%	11.8%	1,741
Multi-family	1,232,366	13.7%	0.0%	1,584
Secured by farmland (2)	418,263	4.7%	99.3%	1,510
Medical	424,273	4.7%	30.8%	1,607
Other (3)	1,300,326	14.5%	38.5%	1,709
Total commercial real estate	$8,983,934	100.0%	31.7%	$1,694

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $124.4 million for loans secured by dairy & livestock land and $293.8 million for loans secured by agricultural land at June 30, 2026.
(3)
Other loans consist of a variety of loan types, none of which exceeded 2.0% of total commercial real estate loans at June 30, 2026.

	December 31, 2025
	Balance	Percent of Total	Percent Owner- Occupied (1)	Average Loan Balance
	(Dollars in thousands)
Commercial real estate:
Industrial	$2,269,433	34.5%	47.3%	$1,691
Office	989,752	15.1%	28.6%	1,644
Retail	908,087	13.8%	11.1%	1,710
Multi-family	829,752	12.6%	0.1%	1,542
Secured by farmland (2)	424,531	6.5%	99.5%	1,490
Medical	327,958	5.0%	33.1%	1,491
Other (3)	824,882	12.5%	41.8%	1,845
Total commercial real estate	$6,574,395	100.0%	35.5%	$1,658

(1)
Represents percentage of reported owner-occupied at origination in each real estate loan category.
(2)
The loans secured by farmland included $119.0 million for loans secured by dairy & livestock land and $305.5 million for loans secured by agricultural land at December 31, 2025.
(3)
Other loans consist of a variety of loan types, none of which exceeded 2.0% of total commercial real estate loans at December 31, 2025.

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Nonaccrual loans	$16,642	$4,685
Total nonperforming loans	16,642	4,685
OREO, net	206	163
Total nonperforming assets	$16,848	$4,848
Performing modified loans	$21,635	$16,859

Total nonperforming loans and performing modified loans	$38,277	$21,544

Percentage of nonperforming loans and performing modified loans to total loans, at amortized cost	0.32%	0.25%

Percentage of nonperforming assets to total loans and OREO	0.14%	0.06%
Percentage of nonperforming assets to total assets	0.08%	0.03%

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2026	2026	2025	2025	2025
	(Dollars in thousands)
Nonperforming loans:
Commercial real estate	$4,905	$2,094	$4,186	$23,707	$24,379
Construction	685	—	—	—	—
SBA	918	477	21	3,952	1,265
Commercial and industrial	9,672	3,573	478	145	265
Dairy & livestock and agribusiness	—	—	—	—	60
Consumer and other loans	462	—	—	—	—
Total	$16,642	$6,144	$4,685	$27,804	$25,969
% of Total loans	0.14%	0.07%	0.05%	0.33%	0.31%

Past due 30-89 days (accruing):
Commercial real estate	$2,762	$4,715	$2,887	$43	$—
SBA	785	1,553	30	42	3,419
Commercial and industrial	75	88	261	—	—
SFR mortgage	—	249	—	—	—
Consumer and other loans	123	—	—	—	—
Total	$3,745	$6,605	$3,178	$85	$3,419
% of Total loans	0.08%	0.08%	0.04%	0.00%	0.04%

OREO:
Commercial real estate	$206	$206	$163	$661	$661
Total	$206	$206	$163	$661	$661
Total nonperforming, past due, and OREO	$20,593	$12,955	$8,026	$28,550	$30,049
% of Total loans	0.17%	0.15%	0.09%	0.34%	0.36%

Classified Loans	$109,718	$83,058	$52,701	$78,180	$73,422

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

Nonperforming loans totaled $16.6 million at June 30, 2026, or 0.14% of total loans. This compares to nonperforming loans of $4.7 million, or 0.05% of total loans, at December 31, 2025. The $11.9 million increase in nonperforming loans was primarily due to the addition of 13 nonperforming commercial and industrial loan totaling $9.1 million, seven nonperforming commercial real estate loans totaling $4.6 million, offset by the payoff of $5.6 million commercial real estate nonaccrual loans. Of the total nonperforming loans at June 30, 2026, $3.0 million were acquired from Heritage.

Classified loans are loans that are graded “substandard” or worse. Classified loans increased $57.0 million from December 31, 2025, largely driven by $29.1 million of classified loans acquired in the Heritage merger and changes in loan risk ratings, partially offset by loan payoffs and paydowns.

Despite the increase in nonperforming and classified loans following the Heritage acquisition, asset quality metrics remained favorable, with nonperforming loans representing 0.14% of total loans at June 30, 2026.

At June 30, 2026, the Company had two OREO properties with a carrying value of $206,000, compared with one OREO property valued at $163,000 at December 31, 2025.

Modifications of Loans to Borrowers Experiencing Financial Difficulty

There were four loans to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2026 with an amortized cost totaling $17.4 million at June 30, 2026, including one commercial and industrial loan of $9.7 million, two dairy & livestock and agribusiness loans totaling $6.0 million, and one commercial real estate loan of $1.7 million.

During the three and six months ended June 30, 2026 and 2025, the Company did not have any modified loans that subsequently defaulted within twelve months of the modification date.

At June 30, 2026 and December 31, 2025, there was no ACL allocated to modified loans to borrowers experiencing financial difficulty. Impairment amounts identified are typically charged off against the allowance at the time the loan is considered uncollectible. There were no charge-offs on loans to borrowers experiencing financial difficulty for the six months ended June 30, 2026 and 2025.

See Note 3 — Summary of Significant Accounting Policies — Modification of Loans to Borrowers Experiencing Financial Difficulty of the 2025 Form 10-K and Note 6 – Loans and Lease Finance Receivables and Allowance for Credit Losses of the notes to this Quarterly Report on Form 10-Q for additional information.

Allowance for Credit Losses

The allowance for credit losses totaled $126.7 million as of June 30, 2026, compared to $77.2 million as of December 31, 2025. Our allowance for credit losses at June 30, 2026 was 1.05% of total loans, compared to 0.89% at December 31, 2025. The $49.5 million increase in our allowance for credit losses from December 31, 2025 reflected the initial ACL of $46.6 million on the purchased credit deteriorated (“PCD”) loans and purchased seasoned loans (“PSL”) acquired in the Heritage acquisition as well as a provision for loan losses of $3.0 million during the six months ended June 30, 2026. Net charge-offs were $128,000 for the six months ended June 30, 2026, compared to net charge-offs of $119,000 for the same period last year.

The allowance for credit losses as of June 30, 2026 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. The allowance for credit loss is sensitive to both changes in these portfolio characteristics and the forecast of macroeconomic variables. Risk attributes for commercial real estate loans include original loan to value ratios, origination year, loan seasoning, and macroeconomic variables that include Real GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans. The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans. The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with both upside and downside risks weighted among multiple forecasts. The resulting weighted average forecast as of June 30, 2026 reflects GDP growth declining throughout 2026 and staying below 2% throughout 2027. The unemployment rate is forecasted to increase to 5% by the beginning of 2027 and remain above 5% through 2028. Commercial real estate prices are forecasted to continue their decline through the end of 2027, before experiencing growth in 2028.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	As of and For the
	Six Months Ended
	June 30,
	2026	2025
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$77,161	$80,122
Charge-offs:
SBA	(26)	(51)
Commercial and industrial	(238)	(413)
Consumer and other loans	—	(5)
Total charge-offs	(264)	(469)
Recoveries:
Construction	—	12
SBA	8	41
Commercial and industrial	128	297
Total recoveries	136	350
Net charge-offs	(128)	(119)
Initial ACL for PCD & PSL Loans at Acquisition	46,628	—
Provision for (recapture of) credit losses	3,000	(2,000)
Allowance for credit losses at end of period	$126,661	$78,003

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$8,250	$6,250
Provision for unfunded loan commitments	4,750	500
Reserve for unfunded loan commitments at end of period	$13,000	$6,750

Reserve for unfunded loan commitments to total unfunded loan commitments	0.62%	0.33%

Amount of total loans at end of period (1)	$12,017,055	$8,358,501
Average total loans outstanding (1)	$11,548,138	$8,410,871

Net recoveries (charge-offs) to average total loans	0.00%	0.00%
Net recoveries (charge-offs) to total loans at end of period	0.00%	0.00%
Allowance for credit losses to average total loans	1.10%	0.93%
Allowance for credit losses to total loans at end of period	1.05%	0.93%
Allowance for credit losses to nonaccrual loans	761.00%	300.37%
Net charge-offs to allowance for credit losses	-0.10%	-0.15%
Net recoveries to (recapture of) provision for credit losses	-4.27%	5.95%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The Company’s ACL methodology also produced an allowance of $13.0 million for our off-balance sheet credit exposures as of June 30, 2026, compared with $8.3 million as of December 31, 2025. The increase from the prior year end was primarily attributable to the initial reserve established for the unfunded commitments acquired in the Heritage acquisition through the provision for unfunded loan commitments.

While we believe that the allowance at June 30, 2026 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that future economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

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

Total deposits were $16.29 billion at June 30, 2026, an increase of $4.22 billion, or 34.93%, compared with total deposits of $12.07 billion at December 31, 2025. The increases primarily reflected $1.2 billion of noninterest-bearing deposits and $3.5 billion of interest-bearing deposits assumed in connection with the Heritage acquisition completed during the second quarter of 2026.

The composition of deposits is summarized as of the dates presented in the table below.

	June 30, 2026		December 31, 2025
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Noninterest-bearing deposits	$8,606,924	52.84%	$6,800,691	56.33%
Interest-bearing deposits
Investment checking	1,022,887	6.28%	509,272	4.22%
Money market	5,541,197	34.02%	3,792,427	31.42%
Savings	427,154	2.62%	392,817	3.25%
Time deposits	690,539	4.24%	576,775	4.78%
Total Deposits	$16,288,701	100.00%	$12,071,982	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Noninterest-bearing deposits totaled $8.61 billion for the second quarter of 2026, an increase of $1.81 billion, or 26.56%, from $6.80 billion at December 31, 2025. Noninterest-bearing deposits were 52.84% of total deposits at June 30, 2026, compared with 56.33% at December 31, 2025.

Interest-bearing non-maturity deposits, which include savings, interest-bearing demand checking, and money market accounts, totaled $7.0 billion at June 30, 2026, an increase of $2.30 billion, or 48.92%, compared to $4.69 billion at December 31, 2025.

Time deposits totaled $690.5 million at June 30, 2026, an increase of $113.8 million, or 19.72%, compared to $576.8 million at December 31, 2025.

In 2024, the Company issued $300 million of three-month term brokered CDs and entered into pay-fixed, receive-floating interest rate swaps with a notional amount of $300 million and maturities of three years. The swaps carry a weighted average fixed rate of approximately 4.10%, with the Company receiving daily SOFR, and mature in the first quarter of 2027. These interest rate derivative contracts are designated as qualifying cash flow hedges of variability in expected future cash flows attributable to changes in a contractually specified interest rate. During the three-months ended June 30, 2026, $300 million of brokered CDs matured and were replaced with $300 million of three-month FHLB advances. Concurrently, the Company re-designated the related pay-fixed, receive-floating interest rate swaps as cash flow hedges of the FHLB advances.

Our deposits are primarily relationship-based and include deposits and customer repurchase agreements (“repos”). As of June 30, 2026, 83% of our deposits consisted of business deposits and 17% consisted of consumer deposits, with the majority of consumer deposits originating from the owners and employees of our business customers. Analyzed business accounts represented approximately 25% of total deposits and primarily consist of operating accounts that utilize a broad range of treasury management services. Because many of our business customers maintain operating account balances in excess of the FDIC insurance limit of $250,000, a significant portion of our deposits are uninsured. Our estimated uninsured deposits were $8.90 billion and $6.56 billion at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, 47% of our total deposits and customer repos were uncollateralized and uninsured.

Our customer deposit relationships represent a diverse range of industries. Overall, there are 13 different industry classifications that represent 2% or more of total deposits as of June 30, 2026. The industry classification with the largest concentrations was finance & insurance, which represent 12%, followed by construction, which represent 8% of our deposits. Our depositors have typically maintained long-standing banking relationships with us for many years.

Average total deposits and customer repurchase agreements for the second quarter of 2026 increased by $3.90 billion when compared to the second quarter of 2025. Our average noninterest-bearing deposits was 52.33% of our average total deposits for the second quarter of 2026 compared with 59.72% for the second quarter of 2025.

Our cost of deposits was 83 basis points on average for the second quarter of 2026, which compares to 84 basis points for the second quarter of 2025.

Borrowings

At June 30, 2026, our total borrowings were $1.10 billion, which consisted of $563.4 million of customer repurchase agreements, $500.0 million of FHLB advances, and $39.0 million of subordinated debt. The average interest rate on the FHLB advances was 4.10%. At June 30, 2026, FHLB advances consisted of $300.0 million of three-month advances that replaced maturing brokered CDs and were designated in the related pay-fixed, receive-floating interest rate swaps as cash flow hedges of the FHLB advances, and a $200.0 million advance with a cost of 4.27% maturing in May 2027. At December 31, 2025, our borrowings were $990.6 million including $490.6 million of customer repurchase agreements and $500.0 million of FHLB advances. Refer to Note 8 - Borrowings of the notes to the consolidated financial statements for a more detailed discussion.

The Bank offers a repurchase agreement product to its customers known as Citizens Sweep Manager. Under this program, the Bank sells investment securities overnight to customers under an agreement to repurchase the securities the next business day at a price that reflects the market value of the use of these funds for the period. These repurchase agreements are entered into with customers seeking to invest excess demand deposit balances above a predetermined threshold in order to earn interest. As of June 30, 2026 and December 31, 2025, total funds borrowed under these agreements were $563.4 million and $490.6 million, respectively. The average balance for the second quarter of 2026 was $564.8 million with a weighted average interest rate of 1.79%, compared to an average balance of $376.6 million and a weighted average interest rate of 1.66% for the second quarter of 2025.

At June 30, 2026, investment securities with carrying values of $2.74 billion were pledged to secure various types of deposits, including $1.03 billion of public funds. In addition, investment securities with carrying values of $2.36 billion were pledged to secure $708.5 million for repurchase agreements, $1.58 billion for unused borrowing capacity and approximately $71.7 million for other purposes as required or permitted by law.

At June 30, 2026, loans with a carrying value of $7.56 billion were pledged to secure the borrowings and available lines of credit from the FHLB and the Federal Reserve Bank. At June 30, 2026, the Bank had unused borrowing capacity at the FHLB of $4.52 billion and unused borrowing capacity at the FRB of $1.45 billion.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of June 30, 2026.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
	(Dollars in thousands)
Deposits (1)	$16,288,701	$16,222,071	$64,151	$2,031	$448
Customer repurchase agreements (1)	563,405	563,405	—	—	—
Other borrowings	500,000	500,000	—	—	—
Subordinated debt	38,973	—	—	—	38,973
Deferred compensation	54,395	3,386	6,115	6,768	38,126
Operating leases	96,281	17,727	29,968	19,083	29,503
Equity investments	154,422	102,829	45,262	3,515	2,816
Total	$17,696,177	$17,409,418	$145,496	$31,397	$109,866

(1)
Amounts exclude accrued interest.

Deposits represent noninterest-bearing, money market, savings, NOW, certificates of deposits, brokered and other deposits held by the Bank.

Customer repurchase agreements represent excess amounts swept from customer demand deposit accounts, which mature the following business day and are collateralized by investment securities. These amounts are due to customers.

Other borrowings represent amounts due for FHLB advances based on their contractual maturity dates.

In connection with the Heritage acquisition, the Company assumed Heritage's $40 million subordinated debt, which bears a fixed rate of 5.0% until May 15, 2027 and had a market value of $38.7 million at the acquisition date. The Company currently expects to redeem the subordinated notes, in whole or in part, on or after May 15, 2027. See Note 8 - Borrowings for additional information.

Deferred compensation represents the amounts that are due to former employees based on salary continuation agreements as a result of acquisitions and amounts due to current and retired employees under our deferred compensation plans.

Operating leases represent the total minimum lease payments due under non-cancelable operating leases. Refer to Note 14 – Leases of the notes to the Company’s unaudited condensed consolidated financial statements for a more detailed discussion about leases.

Equity investments represent commitments to contribute capital to low-income housing tax credit (“LIHTC”), solar tax funds and other CRA related investment partnerships.

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at June 30, 2026.

		Maturity by Period
	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
	(Dollars in thousands)
Commitment to extend credit:
Commercial real estate	$526,118	$135,208	$176,819	$184,559	$29,532
Construction	245,206	110,369	132,797	—	2,040
SBA	8,429	4,782	—	—	3,647
Commercial and industrial	1,613,278	1,156,329	422,697	5,074	29,178
Dairy & livestock and agribusiness (1)	311,742	114,132	197,375	235	—
SFR Mortgage	20,045	3,000	11,823	4,580	642
Consumer and other loans	402,155	77,976	23,235	47,107	253,837
Total commitment to extend credit	3,126,973	1,601,796	964,746	241,555	318,876
Letter of credit commitments	91,055	42,711	48,319	7	18
Total	$3,218,028	$1,644,507	$1,013,065	$241,562	$318,894

(1)
Total commitments to extend credit to agribusiness were $28.0 million at June 30, 2026.

As of June 30, 2026, we had commitments to extend credit of approximately $3.13 billion, and obligations under letters of credit of $91.1 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Most commitments bear variable interest rates, and many are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We apply the same credit underwriting standards to commitments and contingent obligations as we do to on-balance sheet lending activities, including evaluating customers’ creditworthiness individually. As of June 30, 2026 and December 31, 2025, the reserve for unfunded loan commitments was $13.0 million and $8.3 million, respectively, and was included in other liabilities.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing or purchase arrangements. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan to customers. When deemed necessary, the Bank hold appropriate collateral supporting those commitments.

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

On June 24, 2026, the Board of Directors of CVB declared a quarterly cash dividend of $0.20 per share, payable on July 23, 2026. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to.

On June 15, 2026, our Board of Directors approved a program to repurchase up to 15,000,000 shares (the "Maximum Amount") of CVB common stock including by means of one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions, based on the prices and timing considered appropriate due to prevailing market conditions and other corporate and legal considerations ("2026 Repurchase Program"). This 2026 Repurchase Program replaced in its entirety the Company's previous 2024 share repurchase program under which 5,678,223 shares remained available for repurchase prior to its termination. The 2026 Repurchase Program terminates on the earlier of the repurchase of the Maximum Amount, or five years from the date of authorization. During the second quarter of 2026, the Company purchased 241,034 shares under the 2026 Repurchase Program, at an average price of $21.06 per share for an aggregate purchase price of $5.1 million. As of June 30, 2026, an aggregate of 14,758,966 shares remained available for repurchase under our 2026 Repurchase Program.

Total stockholders' equity increased $874.5 million to $3.17 billion at June 30, 2026, compared with total stockholders' equity of $2.30 billion at December 31, 2025. The increase was primarily due to $840.2 million of common shares issued and exchanged as a result of the Heritage acquisition and $99.3 million in net earnings, partially offset by $62.5 million in cash dividends declared and $5.1 million common stock repurchases.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a CET1 capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At June 30, 2026, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business – Capital Adequacy Requirements” as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				June 30, 2026		December 31, 2025
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank, N.A.	CVB Financial Corp. Consolidated	Citizens Business Bank, N.A.
Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	11.72%	11.41%	11.62%	11.46%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	14.73%	14.33%	15.89%	15.66%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	14.73%	14.33%	15.89%	15.66%
Total risk-based capital ratio	8.00%	10.50%	10.00%	15.61%	14.94%	16.66%	16.44%

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

In general, our liquidity is managed daily by controlling the level of liquid assets as well as the use of funds provided by the cash flow from the investment portfolio, loan demand, deposit fluctuations, and borrowings. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near term cash flows from investments. In addition to on balance sheet liquidity, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, FHLB and the Federal Reserve, although availability under these lines of credit are subject to certain conditions. In addition to $1.10 billion of cash and cash equivalents on the balance sheet at June 30, 2026, we had substantial sources of off-balance sheet liquidity. These sources of available liquidity include $4.5 billion of secured and unused capacity with FHLB, $1.5 billion of secured unused borrowing capacity at the Fed’s discount window, more than $558.3 million of unpledged AFS securities that could be pledged at the discount window and $305.0 million of unsecured lines of credit. In addition to these borrowing sources, the Bank has capacity to utilize additional brokered deposits as of June 30, 2026. We can also obtain additional liquidity from deposit growth by utilizing state and national wholesale markets.

Our primary sources of funds for the Company are deposits, customer repurchase agreements and borrowings. Total deposits and customer repos of $16.85 billion at June 30, 2026 increased $4.29 billion, or 34.15%, compared with total deposits and customer repos of $12.56 billion at December 31, 2025. As of June 30, 2026, total borrowings consisted of $500.0 million of FHLB advances, at an average cost of approximately 4.10%, and $39.0 million of subordinated debt assumed in the Heritage acquisition. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. At June 30, 2026, our deposits and customer repurchase agreements that are neither collateralized nor insured were approximately $7.94 billion, or 47% of our total deposits and customer repos.

Additional sources of liquidity include principal and interest payments from our investment portfolio. Our total investment portfolio totaled $5.68 billion at June 30, 2026, an increase of $722.8 million from $4.95 billion at December 31, 2025. The increase was primarily due to approximately $519.0 million of investment securities acquired and retained from the Heritage acquisition as well as approximately $511.5 million of purchases of AFS securities during the second quarter of 2026. At June 30, 2026, our AFS investment securities totaled $3.46 billion, inclusive of a pre-tax net unrealized loss of $323.5 million. Pre-tax unrealized loss increased by $15.7 million from prior year end, resulting primarily from fluctuation in market interest rates. Market risk is partly managed by $700 million notional pay fixed swaps hedging the fair value of the AFS portfolio. The decrease in fair value of our AFS securities was partially offset by a $12.6 million increase in the fair value of our derivatives that hedge the change in value of our AFS portfolio.

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

Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2026 and 2025. For further details, see our “Condensed Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

	Six Months Ended June 30,
	2026	2025
	(Dollars in thousands)
Average cash and cash equivalents	$632,094	$401,722
Percentage of total average assets	3.56%	2.65%

Net cash provided by operating activities	$450,535	$94,986
Net cash provided by investing activities	799,238	357,140
Net cash (used in) provided by financing activities	(521,803)	81,812
Net increase in cash and cash equivalents	$727,970	$533,938

For the six months ended June 30, 2026, average cash and cash equivalents increased by $230.4 million, or 57.4%, to $632.1 million, compared to $401.7 million for the same period last year.

At June 30, 2026, cash and cash equivalents totaled $1.10 billion. This represented an increase of $728.0 million, or 193.41%, from $376.4 million at December 31, 2025. Of this total, cash on deposit at the Federal Reserve increased by $640.9 million compared to December 31, 2025. The increase in cash and cash equivalents was primarily due to $542.7 million of net cash acquired in the Heritage acquisition and the sale of SFR mortgage loan pools acquired form Heritage at a fair value of $327.5 million, which settled in early June 2026.

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

Our interest rate risk policy measures the sensitivity of our net interest income over both one-year and two-year horizons.

The simulation model estimates the impact of changes in interest rates on interest income from all interest-earning assets and interest expense paid on all interest-bearing liabilities reflected on our balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over one-year and two-year periods, assuming no balance sheet growth, under instantaneous rate shock scenarios of plus or minus 100 and 200 basis points, subject to prevailing market rate conditions. The simulation model assumes parallel yield curve shifts that are ramped up or down over a 12-month period and measures the resulting sensitivity of net interest income during year 1, year 2, and the cumulative two-year period.

The following table presents the Company’s projected net interest income sensitivity as of the dates indicated under various interest rate shock scenarios over the applicable measurement periods.

Estimated Net Interest Income Sensitivity (1)
	June 30, 2026
Interest Rate Scenario	Year 1	Year 2	Year 1 + Year 2 (Cumulative)
+ 200 basis points	3.56%	6.99%	5.33%
+ 100 basis points	1.89%	3.64%	2.79%
- 100 basis points	-1.18%	-3.81%	-2.54%
- 200 basis points	-2.08%	-8.11%	-5.18%

Estimated Net Interest Income Sensitivity (1)
	December 31, 2025
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)
+ 200 basis points	3.85%	5.71%
- 200 basis points	-2.66%	-6.19%

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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At June 30, 2026 and December 31, 2025, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates. From December 31, 2025 to June 30, 2026, our EVE sensitivity to declining interest rates increased modestly. Our overall sensitivity of EVE to changes in interest rates is generally modest.

Economic Value of Equity Sensitivity

	June 30, 2026	December 31, 2025
400 bp decrease in interest rates	15.6%	15.9%
300 bp decrease in interest rates	17.3%	16.6%
200 bp decrease in interest rates	18.5%	17.8%
100 bp decrease in interest rates	19.3%	18.6%
Base	19.9%	19.1%
100 bp increase in interest rates	20.4%	19.3%
200 bp increase in interest rates	20.6%	19.2%
300 bp increase in interest rates	20.5%	18.6%
400 bp increase in interest rates	20.3%	18.2%

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

During the quarter ended June 30, 2026, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 15, 2026, our Board of Directors approved a program to repurchase up to 15,000,000 shares (the “Maximum Amount”) of CVB common stock (the “2026 Repurchase Program”). Repurchases may be made through one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions, at times and at prices considered appropriate by the Company, subject to prevailing market conditions and other corporate and legal considerations. The 2026 Repurchase Program replaced in its entirety the Company's previous 2024 share repurchase program, which had 5,678,223 shares that remained available for repurchase at the time of termination. The 2026 Repurchase Program will terminate on the earlier of the repurchase of the Maximum Amount or five years from the date of authorization. During the second quarter of 2026, the Company did not repurchase any shares pursuant to the 2024 Repurchase Program prior to its termination. During the second quarter of 2026, the Company purchased 241,034 shares under the 2026 Repurchase Program, at an average price of $21.06 for an aggregate purchase price of $5.1 million. As of June 30, 2026, an aggregate of 14,758,966 shares remained available for repurchase under our 2026 Repurchase Program.

Additionally, during the second quarter of 2026, the Company repurchased 22,326 shares through net share settlement to satisfy employees' income tax withholding obligations upon the vesting of stock awards. These share withholdings were not made pursuant to the 2024 Repurchase Program or the 2026 Repurchase Program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares Available for Repurchase Under the Plans or Programs
April 1 - 30, 2026	908	$20.44	—	$—	5,678,223
May 1 - 31, 2026	663	$20.32	—	$—	5,678,223
June 1 - 30, 2026	20,755	$20.31	241,034	$21.06	14,758,966
Total	22,326	$20.32	241,034	$21.06

(1)
Shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as each term is defined in Item 408(a) of Regulation S-K.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensation plan.

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

Date: August 7, 2026

/s/ E. Allen Nicholson

E. Allen Nicholson

Executive Vice President and Chief Financial Officer

(Principal Financial Officer)