Form 10-Q
period 2026-09-30
CVB FINANCIAL CORP
filed 2026-11-06
CIK 354647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Yes ☐ No ☒

Number of shares of common stock of the registrant: 174,527,472 outstanding as of October 30, 2026.

Forward-Looking Statements

Certain statements set forth herein constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. Words such as “will likely result”, “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should”, “will,” “strategy”, “possibility”, and variations of these words and similar expressions help to identify these forward-looking statements, which involve risks and uncertainties that could cause actual results or performance to differ materially from those projected. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company, including, without limitation, plans, strategies, goals and statements about the Company’s outlook regarding revenue and asset growth, financial performance and profitability, capital and liquidity levels, loan and deposit levels, growth and retention, yields and returns, loan diversification and credit management, shareholder value creation, tax rates, the impact of business, economic, or political developments, the impact of monetary, fiscal and trade policies, and the impact of acquisitions we have made or may make, including our recent acquisition of Heritage Commerce Corp and its wholly-owned banking subsidiary, Heritage Bank of Commerce (collectively, “Heritage”). Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company, and there can be no assurance that future developments affecting the Company will be the same as those anticipated by management. The Company cautions readers that a number of important factors in addition to those set forth below could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements.

General risks and uncertainties include, but are not limited to, the following: the strength of the United States economy and the strength of the local economies in which we conduct business; the effects of, and changes in, immigration, trade, tariff, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation/deflation, interest rate, market and monetary fluctuations; the effects of acquisitions we have made or may make, including, without limitation, the failure to achieve the expected efficiencies and financial results from such acquisitions; the timely development of competitive new products and services, and the acceptance of these products and services by potential and existing customers; the impact of changes in financial services policies, laws, and regulations, including those concerning banking, taxes, securities and insurance, and the application thereof by regulatory agencies; changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance; the effectiveness of our risk management framework and quantitative models; changes in the level of our nonperforming assets and charge-offs; the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters; possible credit-related impairments or declines in the fair value of loans and securities held by us; possible impairment charges to goodwill, including any impairment that may result from increased volatility in our stock price; changes in consumer or business spending, borrowing and savings habits; the effects of risks associated with geographic and industry concentrations within our loan portfolio; periodic fluctuations in commercial or residential real estate prices or values; our ability to attract or retain deposits (including low-cost deposits) or to access government or private lending facilities and other sources of liquidity; the possibility that we may reduce or discontinue the payment of dividends on our common stock; changes in the financial performance and/or condition of our borrowers or depositors; changes in the competitive environment among financial and bank holding companies and other financial service providers; technological changes, including the adoption of artificial intelligence, in banking and financial services; the use, reliability and accuracy of the financial models and data on which we rely; systemic or non-systemic bank failures or crises; geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism, and/or military conflicts, which could impact business and economic conditions in the United States and abroad; catastrophic events or natural disasters, including earthquakes, drought, climate change or extreme weather events that may affect our assets, communications or computer services, customers, employees or third party vendors; public health crises and pandemics, and their effects on the economic and business environments in which we operate, including on our asset credit quality, business operations and employees, as well as the impact on general economic and financial market conditions; cybersecurity threats and fraud and the costs of defending against them, including the costs of compliance with legislation or regulations to combat fraud and cybersecurity threats; our ability to recruit and retain key executives, board members and other employees, and our ability to comply with federal and state employment laws and regulations; ongoing or unanticipated regulatory or legal proceedings or outcomes; risks associated with our recently completed merger with Heritage, including difficulties in retaining Heritage’s customers, key personnel and business relationships, and achieving anticipated cost savings and revenue synergies; and our ability to manage the risks involved in the foregoing.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and in subsequent filings with the SEC, including quarterly reports on Form 10-Q and current reports on Form 8-K, and in particular the discussion of “Risk Factors” set forth in such filings. These filings are available on the SEC’s website at (http://www.sec.gov).

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$162,082	$107,511
Interest-earning balances due from Federal Reserve	93,980	268,878
Total cash and cash equivalents	256,062	376,389
Interest-earning balances due from depository institutions	490	13,064
Investment securities available-for-sale, at fair value (with amortized cost of $3,943,220 at September 30, 2026, and $2,982,228 at December 31, 2025)	3,527,833	2,683,070
Investment securities held-to-maturity (with fair value of $1,734,484 at September 30, 2026, and $1,925,492 at December 31, 2025)	2,195,292	2,270,391
Total investment securities	5,723,125	4,953,461
Investment in FHLB, FRB, and other stock	81,921	55,948
Loans and lease finance receivables	12,122,015	8,699,193
Allowance for credit losses	(125,641)	(77,161)
Net loans and lease finance receivables	11,996,374	8,622,032
Premises and equipment, net	32,856	26,505
Bank owned life insurance (“BOLI”)	418,119	325,299
Accrued interest receivable	60,660	46,723
Intangibles	113,947	5,774
Goodwill	1,099,936	765,822
Income tax asset	320,760	174,169
Other assets	417,943	265,868
Total assets	$20,522,193	$15,631,054

Liabilities
Deposits:
Noninterest-bearing	$8,416,327	$6,800,691
Interest-bearing	7,313,852	5,271,291
Total deposits	15,730,179	12,071,982
Customer repurchase agreements	571,884	490,601
Federal Home Loan Bank advances and other borrowings	540,000	500,000
Subordinated debt, net	39,253	—
Deferred compensation	56,568	22,318
Accrued interest payable	6,966	4,770
Other liabilities	447,021	246,159
Total liabilities	17,391,871	13,335,830

Stockholders' Equity
Common stock, authorized, 225,000,000 shares without par; issued and outstanding 175,493,977 at September 30, 2026, and 135,551,799 at December 31, 2025	2,045,583	1,222,365
Retained earnings	1,380,074	1,300,513
Accumulated other comprehensive loss, net	(295,335)	(227,654)
Total stockholders' equity	3,130,322	2,295,224
Total liabilities and stockholders' equity	$20,522,193	$15,631,054

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income
Loans and leases, including fees	$171,500	$110,825	$443,984	$328,741
Investment securities:
Investment securities available-for-sale	29,384	18,867	72,013	55,900
Investment securities held-to-maturity	12,180	12,812	36,968	38,719
Total investment income	41,564	31,679	108,981	94,619
Dividends from FHLB, FRB, and other stock	2,039	377	4,577	1,167
Interest-earning deposits with other institutions	5,546	7,231	14,345	12,796
Total interest income	220,649	150,112	571,887	437,323
Interest expense
Deposits	31,965	26,096	87,136	76,247
Borrowings and customer repurchase agreements	8,582	8,109	23,261	22,310
Subordinated debt	780	—	1,419	—
Other	256	330	750	1,137
Total interest expense	41,583	34,535	112,566	99,694
Net interest income before (recapture of) provision for credit losses	179,066	115,577	459,321	337,629
(Recapture of) provision for credit losses	(1,000)	1,000	2,000	(1,000)
Net interest income after (recapture of) provision for credit losses	180,066	114,577	457,321	338,629
Noninterest income
Service charges on deposit accounts	5,562	4,859	15,715	14,726
Trust and investment services	3,825	3,875	11,733	11,002
Bankcard services	718	684	2,009	1,961
BOLI income	4,072	3,267	10,703	9,326
Loss on sale of available-for-sale investment securities	—	(8,185)	—	(8,185)
(Loss) gain on other real estate owned (“OREO”), net	(134)	—	(134)	2,183
Other	2,451	8,506	7,757	12,965
Total noninterest income	16,494	13,006	47,783	43,978
Noninterest expense
Salaries and employee benefits	47,608	35,876	131,637	107,352
Occupancy and equipment	8,510	5,823	22,878	17,927
Professional services	3,708	2,350	9,476	6,622
Computer software expense	5,744	4,350	16,183	12,981
Marketing and promotion	2,692	1,738	6,851	5,543
Amortization of intangible assets	3,980	1,003	8,407	3,312
Provision for unfunded loan commitments	—	500	4,750	1,000
Acquisition related expenses	8,140	—	40,669	—
Other	10,098	6,936	24,575	20,539
Total noninterest expense	90,480	58,576	265,426	175,276
Earnings before income taxes	106,080	69,007	239,678	207,331
Income tax expense	27,982	16,421	62,317	53,077
Net earnings	$78,098	$52,586	$177,361	$154,254

Other comprehensive income
Unrealized (loss) gain on securities and derivatives arising during the period, before tax	$(94,799)	$28,752	$(95,420)	$93,726
Less: Income tax benefit (expense) related to items of other comprehensive income	27,559	(8,396)	27,739	(29,438)
Other comprehensive (loss) income, net of tax	(67,240)	20,356	(67,681)	64,288
Comprehensive income	$10,858	$72,942	$109,680	$218,542

Basic earnings per common share	$0.44	$0.38	$1.11	$1.12
Diluted earnings per common share	$0.44	$0.38	$1.11	$1.11

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Dollars in thousands, except share data)

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, July 1, 2026	176,247,135	$2,060,555	$1,337,229	$(228,095)	$3,169,689
Repurchase of common stock	(774,515)	(17,586)	—	—	(17,586)
Exercise of stock options	19,840	367	—	—	367
Shares issued and compensation expense, pursuant to stock-based compensation plan, net of stock surrendered and cancelled	1,517	2,247	—	—	2,247
Cash dividends declared on common stock ($0.20 per share)	—	—	(35,253)	—	(35,253)
Net earnings	—	—	78,098	—	78,098
Other comprehensive loss	—	—	—	(67,240)	(67,240)
Balance, September 30, 2026	175,493,977	$2,045,583	$1,380,074	$(295,335)	$3,130,322

Balance, July 1, 2025	137,825,465	$1,260,843	$1,247,611	$(268,132)	$2,240,322
Repurchase of common stock	(296,506)	(6,086)	—	—	(6,086)
Exercise of stock options	6,150	93	—	—	93
Shares issued and compensation expense, pursuant to stock-based compensation plan, net of stock surrendered and cancelled	(25,460)	2,344	—	—	2,344
Cash dividends declared on common stock ($0.20 per share)	—	—	(27,548)	—	(27,548)
Net earnings	—	—	52,586	—	52,586
Other comprehensive income	—	—	—	20,356	20,356
Balance, September 30, 2025	137,509,649	$1,257,194	$1,272,649	$(247,776)	$2,282,067

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2026	135,551,799	$1,222,365	$1,300,513	$(227,654)	$2,295,224
Issuance of common stock for acquisition	40,621,024	840,173	—	—	840,173
Repurchase of common stock	(1,015,549)	(22,719)	—	—	(22,719)
Exercise of stock options	59,330	1,081	—	—	1,081
Shares issued and compensation expense, pursuant to stock-based compensation plan, net of stock surrendered and cancelled	277,373	4,683	—	—	4,683
Cash dividends declared on common stock ($0.60 per share)	—	—	(97,800)	—	(97,800)
Net earnings	—	—	177,361	—	177,361
Other comprehensive loss	—	—	—	(67,681)	(67,681)
Balance, September 30, 2026	175,493,977	$2,045,583	$1,380,074	$(295,335)	$3,130,322

Balance, January 1, 2025	139,690,086	$1,296,881	$1,201,499	$(312,064)	$2,186,316
Repurchase of common stock	(2,360,070)	(43,874)	—	—	(43,874)
Exercise of stock options	21,500	352	—	—	352
Shares issued and compensation expense, pursuant to stock-based compensation plan, net of stock surrendered and cancelled	158,133	3,835	—	—	3,835
Cash dividends declared on common stock ($0.60 per share)	—	—	(83,104)	—	(83,104)
Net earnings	—	—	154,254	—	154,254
Other comprehensive income	—	—	—	64,288	64,288
Balance, September 30, 2025	137,509,649	$1,257,194	$1,272,649	$(247,776)	$2,282,067

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities
Interest and dividends received	$555,792	$448,182
Service charges and other fees received	37,573	39,913
Interest paid	(110,031)	(100,097)
Net cash paid to vendors, employees and others	(197,068)	(186,336)
Proceeds from sales of loans held for sale	327,450	—
Income taxes paid, net	(23,623)	(25,134)
Net cash provided by operating activities	590,093	176,528
Cash Flows from Investing Activities
Net change in FHLB, FRB, and other stock	6,597	—
Net change in interest-earning balances from depository institutions	12,574	(12,683)
Proceeds from repayment and maturity of investment securities available-for-sale	351,283	244,205
Proceeds from repayment and maturity of investment securities held-to-maturity	75,453	78,856
Proceeds from sale of investment securities available-for-sale	488,210	65,464
Purchases of investment securities available-for-sale	(796,902)	(243,946)
Purchases of investment securities held-to-maturity	(9,307)	(6,230)
Net increase in equity investments	(35,061)	(48,045)
Net (increase) decrease in loan and lease finance receivables	(259,139)	69,018
Purchase of premises and equipment	(3,719)	(2,365)
Proceeds from BOLI death benefit	1,176	2,340
Proceeds from sales of OREO	72	21,348
Cash acquired from acquisition, net of cash paid	542,651	—
Net cash provided by investing activities	373,888	167,962
Cash Flows from Financing Activities
Net (decrease) increase in other deposits	(552,317)	167,686
Net (decrease) increase in time deposits	(541,951)	8,172
Repayment of long-term FHLB advances	(300,000)	—
Net change in short-term FHLB borrowings	340,000	—
Net increase in customer repurchase agreements	81,283	189,371
Cash dividends on common stock	(89,685)	(83,490)
Repurchase of common stock and restricted stock	(22,719)	(47,359)
Proceeds from exercise of stock options	1,081	352
Net cash (used in) provided by financing activities	(1,084,308)	234,732
Net (decrease) increase in cash and cash equivalents	(120,327)	579,222
Cash and cash equivalents, beginning of period	376,389	204,698
Cash and cash equivalents, end of period	$256,062	$783,920

See accompanying notes to the unaudited condensed consolidated financial statements.

CVB FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$177,361	$154,254
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of other real estate owned	134	(2,045)
Increase in BOLI	(10,926)	(9,326)
Net amortization of premiums and discounts on investment securities	8,653	11,847
Loss on sale of AFS securities	—	8,185
Accretion of discount for acquired loans, net	(7,082)	(1,823)
Provision for (recapture of) credit losses	2,000	(1,000)
Provision for unfunded loan commitments	4,750	1,000
Stock-based compensation	4,683	7,320
Depreciation, amortization and accretion, net	20,224	12,342
Proceeds from sales of loans held for sale	327,450	—
Change in other assets and liabilities	62,846	(4,226)
Total adjustments	412,732	22,274
Net cash provided by operating activities	$590,093	$176,528

Supplemental Disclosure of Non-cash Investing Activities
Transfer of loans to other real estate owned	$43	$661
Business Combination:
Fair value of tangible assets acquired	5,288,984	—
Goodwill and intangibles	450,694	—
Fair value of liabilities assumed	4,894,181	—
Issuance of common stock for acquisition	840,173	—

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

The Company’s primary operations consist of traditional banking activities, including accepting deposits and originating loans, and investing funds through the operations of the Bank. The Bank also provides trust and investment-related services to customers through its CitizensTrust Division. The Bank’s customers consist primarily of small to mid-sized businesses and individuals located throughout California. As a result of the Heritage acquisition, CSNK Working Capital Finance Corp., a California corporation doing business as Bay View Funding (“BVF”), became a wholly owned subsidiary of the Bank. BVF provides working capital factoring financing to various industries throughout the United States.

As of September 30, 2026, the Bank operated 78 banking centers, one loan production office in Temecula, California, and three trust office locations. The Company is headquartered in the city of Ontario, California.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation of financial results for the interim periods presented. The Company’s financial results for the nine months ended September 30, 2026 included 166 days of combined operations following the acquisition of Heritage, which impacts the comparability of the current periods' results to prior periods. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results anticipated for another interim period or the full year ending December 31, 2026. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”), filed with the SEC. A summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as discussed below, our accounting policies are described in Note 3 – Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2025 Form 10-K. As of September 30, 2026, there were no significant changes to accounting policies from those disclosed in our audited consolidated financial statements included in our 2025 Form 10-K.

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

Business Segments — We regularly assess our strategic plans, operations, reporting structures and financial information provided to the Chief Executive Officer, our chief operating decision maker (“CODM”), to identify our reportable segments. At September 30, 2026 and since September 30, 2018, we have operated as one reportable segment. Changes to our reportable segments are expected to be infrequent.

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
ASU 2025-08, Financial Instruments — Credit Losses (Topic 326): Purchased Loans

In November 2025, the FASB issued ASU 2025-08, which expands the use of the gross-up approach in Accounting Standards Codification (“ASC”) 326, Credit Losses, to all purchased seasoned loans. The ASU defines purchased seasoned loans as loans that are not purchased credit deteriorated (“PCD”) financial assets. All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. Early adoption is permitted.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. This ASU requires disaggregated disclosure of income statement expenses for public business entities. This ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures in tabular format within the footnotes to the financial statements. The prescribed categories include employee compensation, depreciation, and intangible asset amortization. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods in fiscal years beginning after December 15, 2027.

This ASU is to be applied on a prospective basis, though early adoption and retrospective application are permitted.

		December 31, 2027	The Company is currently evaluating the impact of this ASU and does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements

In November 2025, the FASB issued ASU 2025-09, which amends certain aspects of hedge accounting guidance to better align with an entity's risk management activities and reflect those strategies in the financial statements. This ASU is intended to enhance or clarify the guidance under ASC 815 in the following areas:
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
(5) Eliminating the recognition and presentation mismatch related to dual hedge strategies.

This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2026. Early adoption is permitted.

		January 1, 2027	The Company is currently evaluating the impact of this ASU and does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

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

This ASU is effective for interim reporting periods within annual reporting periods beginning after 15 December 2027. Early adoption is permitted. The guidance can be applied prospectively or retrospectively.

		January 1, 2028	The Company is currently evaluating the impact of this ASU and does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

4. BUSINESS COMBINATION

On April 17, 2026, the Company completed its previously announced acquisition of Heritage Commerce Corp and its wholly-owned banking subsidiary, Heritage Bank of Commerce, in an all-stock transaction pursuant to the Agreement and Plan of Reorganization and Merger, dated as of December 17, 2025 (the “Merger Agreement”), by and between CVB and Heritage. On the closing date, Heritage Commerce Corp. merged with and into CVB, with CVB continuing as the surviving entity. Immediately thereafter, Heritage Bank of Commerce merged with and into Citizens Business Bank, N.A. Under the terms of the Merger Agreement, Heritage shareholders received 0.65 shares of the Company’s common stock for each share of Heritage common stock owned. As consideration for the acquisition, the Company issued 40,621,024 shares of common stock, net of shares withheld for applicable taxes related to Heritage equity awards, with a fair value at $20.68 per share based on the closing price of the Company's common stock as of the acquisition date. In addition, the Company paid $5.3 million in cash in lieu of fractional shares, for the cash settlement of certain Heritage stock options, and for the applicable taxes associated with Heritage equity awards, and also assumed substitute restricted stock units with a fair value of $129,000. Total merger consideration was $845.5 million. The acquisition accelerated the Company's expansion into the Bay Area and enhanced its geographic presence across all major economic markets in California.

The acquisition of Heritage was accounted for as a business combination under ASC 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. Fair value estimates were based on information available as of the acquisition date and remain preliminary as of September 30, 2026. The determination of fair value requires management to make estimates related to discount rates, expected future cash flows, market conditions and other future events that are highly subjective and subject to change. These preliminary estimates, including deferred tax assets, may be revised during the measurement period, which ends no later than one year after the acquisition date. Adjustments may occur as additional information becomes available regarding facts and circumstances that existed as of the acquisition date.

The following table presents the allocation of purchase price consideration to the estimated fair values of assets acquired and liabilities assumed from Heritage as of April 17, 2026.

(Dollars in thousands)	April 17, 2026
Fair value consideration paid to Heritage shareholders
Fair value of common shares issued		$840,044
Fair value of restricted stock units assumed		129
Cash paid		5,324
Total merger consideration		$845,497
Fair value of assets acquired:
Cash and cash equivalents	$547,974
Investment securities available-for-sale	1,016,408
FHLB, FRB stock and other investments	32,570
Loans	3,433,567
Premises and equipment	6,688
Bank owned life insurance	83,070
Other intangible assets	116,580
Deferred tax asset, net	74,457
Other assets	94,250
Total assets acquired	$5,405,564
Fair value of liabilities assumed:
Deposits	$4,752,465
Subordinated debt	38,740
Other liabilities	102,976
Total liabilities assumed	$4,894,181
Net assets acquired		511,383
Goodwill		$334,114

In connection with the acquisition of Heritage, the Company recorded approximately $334.1 million of goodwill and core deposit intangible assets of $116.6 million. The preliminary goodwill represents the excess purchase price over the estimated fair value of the net assets acquired and primarily reflects expected synergies, operational efficiencies, expanded market opportunities and other benefits expected to result from the acquisition. Goodwill recognized in this transaction is not deductible for income tax purposes. See Note 7 - Goodwill and other intangible assets for additional information.

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

Loans: Certain single family residential (“SFR”) mortgage loan pools acquired from Heritage were classified as held-for-sale and were sold by the Company at a fair value of $327.5 million. Fair value was determined based on bids from third-party investors. Fair values for loans held for investment were estimated on a loan level basis using a discounted cash flow methodology that considered factors including loan types, interest rates, contractual term, amortization status, current market rates, loan-to-value ratios, loss exposures, and remaining balances. The discounted cash flow incorporates the credit losses directly in the projected cash flows using assumptions for probability of defaults, loss given default, recovery lags, prepayment rate, and discount rates. The discount rates used for loans were based on alternative cost of funds, current market interest rates, servicing costs and included liquidity adjustments. Expected future cash flows from the loans were estimated and discounted to present value over the remaining life using a discount rate that reflected credit risks.

Purchased loans that exhibited more-than-insignificant deterioration of credit quality from origination were classified as purchased credit deteriorated loans. For PCD loans, the initial estimate of expected credit losses is recognized through allowance for credit losses (“ACL”) with an offsetting gross-up adjustment to the acquired loan balances and the related purchase accounting mark. In addition, the Company adopted ASU 2025-08 effective January 1, 2026. Accordingly, the initial ACL established on acquired loans included both PCD and non-PCD loans that qualified as purchased seasoned loans under the guidance.

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

Effective from the closing date of April 17, 2026, Heritage’s financial results were included in the Company’s consolidated results of operations for the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, the Company incurred $8.1 million and $40.7 million of non-recurring acquisition-related expenses, respectively. Due to the integration of systems and operations following the acquisition, disclosure of Heritage's revenue and net earnings included in the consolidated statements of earnings is impracticable.

Pro forma financial information (unaudited)

The following presents unaudited financial information as if the acquisition had occurred on January 1, 2025. Pro forma adjustments reflect changes in interest income from the accretion of discounts and premiums on acquired loans and leases, changes in interest expense from the amortization or accretion of fair value adjustments on interest-bearing deposits, and the amortization of core deposit intangibles as if the deposits had been acquired on January 1, 2025. This pro forma information is provided for illustrative purposes only and is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the prior year. The amounts do not reflect anticipated operating cost savings, revenue enhancements, or other synergies expected to result from the acquisition. Actual results may differ from the unaudited pro forma information presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net interest income	$180,597	$171,108	$527,463	$498,192
Noninterest income	16,494	16,222	51,431	52,868
Net income (1)	85,852	80,134	212,683	142,984

(1)
Pro forma net income for the three and nine months ended September 30, 2026 was adjusted to exclude acquisition-related costs of $8.1 and $58.3 million, respectively, including Heritage acquisition related costs of $17.6 million incurred during those periods. Pro forma net income for the nine months ended September 30, 2025 was adjusted to include the acquisition-related costs of $ 75.0 million. Pro forma net income assumes acquisition-related costs were incurred in the first quarter of 2025.

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

	September 30, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
AFS investment securities
Government agency/GSE	$45,601	$—	$(152)	$45,449	1.29%
Mortgage-backed securities	2,787,437	704	(294,750)	2,493,391	70.67%
CMO/REMIC	1,068,362	—	(142,978)	925,384	26.23%
Municipal bonds	21,439	9	(1,863)	19,585	0.56%
Collateralized loan obligations	42,000	48	—	42,048	1.19%
Other securities	1,976	—	—	1,976	0.06%
Unallocated portfolio layer fair value basis adjustments (1)	(23,595)	—	23,595	—	0.00%
Total AFS investment securities	$3,943,220	$761	$(416,148)	$3,527,833	100.00%

HTM investment securities
Government agency/GSE	$486,549	$—	$(105,731)	$380,818	22.16%
Mortgage-backed securities	527,556	—	(112,919)	414,637	24.03%
CMO/REMIC	724,832	—	(184,437)	540,395	33.02%
Municipal bonds	435,577	2	(57,723)	377,856	19.84%
Other securities (2)	20,778	—	—	20,778	0.95%
Total HTM investment securities	$2,195,292	$2	$(460,810)	$1,734,484	100.00%

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Loss	Fair Value	Total Percent
AFS investment securities
Government agency/GSE	$35,348	$17	$(81)	$35,284	1.32%
Mortgage-backed securities	2,089,155	2,199	(203,700)	1,887,654	70.35%
CMO/REMIC	800,896	2,314	(108,060)	695,150	25.91%
Municipal bonds	21,787	27	(524)	21,290	0.79%
Collateralized loan obligations	42,000	—	—	42,000	1.57%
Other securities	1,692	—	—	1,692	0.06%
Unallocated portfolio layer fair value basis adjustments (1)	(8,650)	8,650	—	—	0.00%
Total AFS investment securities	$2,982,228	$13,207	$(312,365)	$2,683,070	100.00%

HTM investment securities
Government agency/GSE	$498,513	$—	$(82,741)	$415,772	21.96%
Mortgage-backed securities	557,860	25	(84,512)	473,373	24.57%
CMO/REMIC	751,639	—	(152,417)	599,222	33.10%
Municipal bonds	444,694	1,572	(26,826)	419,440	19.59%
Other securities (2)	17,685	—	—	17,685	0.78%
Total HTM investment securities	$2,270,391	$1,597	$(346,496)	$1,925,492	100.00%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
AFS investment securities
Taxable	$29,237	$18,722	$71,575	$55,466
Tax-advantaged	147	145	438	434
Total interest income from AFS investment securities	29,384	18,867	72,013	55,900
HTM investment securities
Taxable	9,926	10,494	30,134	31,690
Tax-advantaged	2,254	2,318	6,834	7,029
Total interest income from HTM investment securities	12,180	12,812	36,968	38,719
Total interest income from investment securities	$41,564	$31,679	$108,981	$94,619

The following table presents the Company’s AFS and HTM investment securities, by investment category, in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Holding Losses (1)	Fair Value	Gross Unrealized Holding Losses (1)	Fair Value	Gross Unrealized Holding Losses
AFS investment securities
Government agency/GSE	$44,893	$(152)	$—	$—	$44,893	$(152)
Mortgage-backed securities	950,317	(35,406)	1,359,153	(259,344)	2,309,470	(294,750)
CMO/REMIC	615,345	(15,048)	310,039	(127,930)	925,384	(142,978)
Municipal bonds	2,566	(179)	16,055	(1,684)	18,621	(1,863)
Total AFS investment securities	$1,613,121	$(50,785)	$1,685,247	$(388,958)	$3,298,368	$(439,743)

HTM investment securities
Government agency/GSE	$—	$—	$380,818	$(105,731)	$380,818	$(105,731)
Mortgage-backed securities	20,833	(1,059)	393,804	(111,860)	414,637	(112,919)
CMO/REMIC	—	—	540,395	(184,437)	540,395	(184,437)
Municipal bonds	93,341	(7,963)	283,219	(49,760)	376,560	(57,723)
Total HTM investment securities	$114,174	$(9,022)	$1,598,236	$(451,788)	$1,712,410	$(460,810)
(1)
The gross unrealized holding losses of available-for-sale securities excludes the portfolio layer fair value hedge basis adjustments of $23.6 million at September 30, 2026.

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
AFS investment securities
Government agency/GSE	$5,919	$(81)	$—	$—	$5,919	$(81)
Mortgage-backed securities	32,579	(71)	1,586,803	(203,629)	1,619,382	(203,700)
CMO/REMIC	—	—	344,865	(108,060)	344,865	(108,060)
Municipal bonds	—	—	17,600	(524)	17,600	(524)
Total AFS investment securities	$38,498	$(152)	$1,949,268	$(312,213)	$1,987,766	$(312,365)

HTM investment securities
Government agency/GSE	$—	$—	$415,772	$(82,741)	$415,772	$(82,741)
Mortgage-backed securities	—	—	455,255	(84,512)	455,255	(84,512)
CMO/REMIC	—	—	599,222	(152,417)	599,222	(152,417)
Municipal bonds	3,690	(11)	321,723	(26,815)	325,413	(26,826)
Total HTM investment securities	$3,690	$(11)	$1,791,972	$(346,485)	$1,795,662	$(346,496)

The allowance for credit losses on investment securities is evaluated for both the AFS and HTM classifications of the investment portfolio in accordance with ASC 326. The Company reviews investment securities in an unrealized loss position to determine whether the decline in fair value is attributable to credit-related factors or non-credit-related factors, such as changes in interest rates and general market conditions and changes in issuer credit ratings. Unrealized losses on AFS securities attributable to non-credit-related factors are not recorded through an ACL. Such declines are recorded in accumulated other comprehensive income, net. If the Company intends to sell an AFS security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the amortized cost basis of the security is written down to fair value through earnings. Management determined that no credit losses exist for securities in an unrealized loss position as of September 30, 2026 and December 31, 2025. Accordingly, no allowance for credit losses was recorded on the Company's investment securities portfolio.

At September 30, 2026, investment securities with carrying values of $2.68 billion were pledged to secure various types of deposits, including $1.02 billion of public funds. In addition, investment securities with carrying values of $2.62 billion were pledged to secure $682.3 million for repurchase agreements, $1.87 billion for unused borrowing capacity, and approximately $70.1 million for other purposes as required or permitted by law.

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

The amortized cost and fair value of debt securities at September 30, 2026, by contractual maturity, are shown in the following table. Although mortgage-backed securities and CMO/REMIC securities have weighted average remaining contractual maturities of approximately 25 years, expected maturities will differ from contractual maturities because borrowers may have the right to prepay such obligations without penalty. Mortgage-backed securities and CMO/REMIC securities are included in maturity categories based upon estimated average lives which incorporate estimated prepayment speeds.

	September 30, 2026
	Available-for-sale		Held-to-maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$51,593	$51,424	$3,256	$3,240
Due after one year through five years	98,047	106,749	133,396	121,128
Due after five years through ten years	1,713,645	1,457,665	525,373	422,906
Due after ten years	2,079,935	1,911,995	1,533,267	1,187,210
Total investment securities	$3,943,220	$3,527,833	$2,195,292	$1,734,484

Investment in Federal Home Loan Bank and Federal Reserve Bank of San Francisco Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”), and members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors. The Bank is also a member of the Federal Reserve Bank of San Francisco (“FRB”) System and is required to subscribe a certain amount of FRB stock based on the Bank's capital and surplus. The investments in FHLB and FRB stock are carried at cost and are periodically evaluated for impairment based on, among other things, the capital adequacy and overall financial condition of the FHLB and FRB. No impairment losses were recorded as of September 30, 2026.

6. LOANS AND LEASE FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The following table provides a summary of total loans and lease finance receivables by type.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Commercial real estate	$9,032,741	$6,574,395
Construction	229,046	37,812
SBA	470,293	282,401
Commercial and industrial	1,439,834	973,631
Dairy & livestock and agribusiness	341,801	431,577
Municipal lease finance receivables	53,800	59,542
SFR mortgage	338,394	281,766
Consumer and other loans	216,106	58,069
Total loans, at amortized cost	12,122,015	8,699,193
Less: Allowance for credit losses	(125,641)	(77,161)
Total loans and lease finance receivables, net	$11,996,374	$8,622,032

As of September 30, 2026, 77.3% of the Company’s total loan portfolio consisted of real estate loans, with commercial real estate loans representing 74.5% of total loans. The Company’s real estate loans and construction loans are secured by real properties primarily located in California. As of September 30, 2026, $430.5 million, or 4.8% of the total commercial real estate loans were secured by farmland, compared to $424.5 million, or 6.5%, at December 31, 2025. The loans secured by farmland included $123.0 million for loans secured by dairy & livestock land and $307.5 million for loans secured by agricultural land at September 30, 2026, compared to $119.0 million and $305.5 million, respectively, at December 31, 2025. As of September 30, 2026, dairy & livestock and agribusiness loans totaled $341.8 million, consisting of $300.9 million of dairy & livestock loans and $40.9 million of agribusiness loans, compared to $431.6 million, consisting of $386.1 million of dairy & livestock loans and $45.5 million of agribusiness loans at December 31, 2025.

In connection with the acquisition of Heritage, the Company acquired BVF, a subsidiary of the Bank that operates a factoring business primarily engaged in purchasing and collecting factored receivables on a nationwide basis. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. As of September 30, 2026, factored receivables totaled $108.8 million and were included in the Company’s commercial and industrial loan portfolio.

At September 30, 2026 and December 31, 2025, loans totaling $7.60 billion and $6.47 billion, respectively, were pledged to secure available lines of credit from the FHLB and the Federal Reserve Bank.

There were no outstanding loans held-for-sale as of September 30, 2026 and December 31, 2025.

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

The following tables summarize loans by type and origination year, according to our internal risk ratings as of the dates presented.

	Origination Year						Revolving loans amortized	Revolving loans converted to
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	cost basis	term loans	Total
September 30, 2026
Commercial real estate loans:
Risk Rating:
Pass	$897,801	$872,558	$408,291	$583,482	$1,328,932	$4,227,787	$299,943	$37,665	$8,656,459
Special Mention	1,883	3,377	18,272	24,881	59,957	190,721	13,669	7,452	320,212
Substandard	1,694	393	8,761	6,524	22,626	14,530	1,293	249	56,070
Total Commercial real estate loans:	$901,378	$876,328	$435,324	$614,887	$1,411,515	$4,433,038	$314,905	$45,366	$9,032,741

Construction loans:
Risk Rating:
Pass	$49,970	$123,804	$43,080	$100	$11,387	$—	$—	$20	$228,361
Substandard	—	—	—	—	—	685	—	—	685
Total Construction loans:	$49,970	$123,804	$43,080	$100	$11,387	$685	$—	$20	$229,046

SBA loans:
Risk Rating:
Pass	$77,870	$75,121	$42,128	$19,886	$57,241	$174,937	$2,504	$752	$450,439
Special Mention	—	—	—	611	—	8,623	—	—	9,234
Substandard	—	—	754	296	1,503	7,954	113	—	10,620
Total SBA loans:	$77,870	$75,121	$42,882	$20,793	$58,744	$191,514	$2,617	$752	$470,293
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$26	$—	$—	$26

Commercial and industrial loans:
Risk Rating:
Pass	$151,475	$127,667	$77,881	$69,600	$59,804	$182,019	$680,603	$15,750	$1,364,799
Special Mention	1,601	361	704	1,740	5,185	2,723	19,683	6,885	38,882
Substandard	—	2,836	1,748	1,608	1,037	8,090	10,843	9,991	36,153
Total Commercial and industrial loans:	$153,076	$130,864	$80,333	$72,948	$66,026	$192,832	$711,129	$32,626	$1,439,834
Current YTD Period: Gross charge-offs	$—	$—	$112	$115	$21	$10	$—	$—	$258

	Origination Year						Revolving loans amortized	Revolving loans converted to
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	cost basis	term loans	Total
September 30, 2026
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$127	$54	$185	$—	$—	$525	$306,791	$—	$307,682
Special Mention	—	—	311	—	—	56	26,852	—	27,219
Substandard	—	—	—	—	—	—	6,900	—	6,900
Total Dairy & livestock and agribusiness loans:	$127	$54	$496	$—	$—	$581	$340,543	$—	$341,801

Municipal lease finance receivables loans:
Risk Rating:
Pass	$65	$514	$2,547	$—	$4,108	$46,566	$—	$—	$53,800
Total Municipal lease finance receivables loans:	$65	$514	$2,547	$—	$4,108	$46,566	$—	$—	$53,800

SFR mortgage loans:
Risk Rating:
Pass	$34,324	$34,988	$17,390	$17,345	$59,362	$168,740	$—	$152	$332,301
Special Mention	—	—	—	—	—	5,076	—	—	5,076
Substandard	—	—	—	—	—	1,017	—	—	1,017
Total SFR mortgage loans:	$34,324	$34,988	$17,390	$17,345	$59,362	$174,833	$—	$152	$338,394

Consumer and other loans:
Risk Rating:
Pass	$6,434	$6,604	$4,259	$840	$316	$4,789	$184,264	$4,261	$211,767
Special Mention	—	—	—	—	—	—	1,807	65	1,872
Substandard	—	—	—	—	—	259	1,910	298	2,467
Total Consumer and other loans:	$6,434	$6,604	$4,259	$840	$316	$5,048	$187,981	$4,624	$216,106

Total Loans, at amortized cost:
Risk Rating:
Pass	$1,218,066	$1,241,310	$595,761	$691,253	$1,521,150	$4,805,363	$1,474,105	$58,600	$11,605,608
Special Mention	3,484	3,738	19,287	27,232	65,142	207,199	62,011	14,402	402,495
Substandard	1,694	3,229	11,263	8,428	25,166	32,535	21,059	10,538	113,912
Total Loans at amortized cost:	$1,223,244	$1,248,277	$626,311	$726,913	$1,611,458	$5,045,097	$1,557,175	$83,540	$12,122,015
Current YTD Period: Total gross charge-offs	$—	$—	$112	$115	$21	$36	$—	$—	$284

	Origination Year						Revolving loans amortized	Revolving loans converted to
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	cost basis	term loans	Total
December 31, 2025
Commercial real estate loans:
Risk Rating:
Pass	$595,637	$304,734	$378,718	$1,143,941	$962,666	$2,631,270	$251,597	$34,757	$6,303,320
Special Mention	3,604	12,317	8,364	45,946	34,806	121,473	8,548	8,751	243,809
Substandard	1,456	—	3,327	7,266	4,578	10,108	531	—	27,266
Total Commercial real estate loans:	$600,697	$317,051	$390,409	$1,197,153	$1,002,050	$2,762,851	$260,676	$43,508	$6,574,395

Construction loans:
Risk Rating:
Pass	$15,742	$11,829	$—	$10,241	$—	$—	$—	$—	$37,812
Total Construction loans:	$15,742	$11,829	$—	$10,241	$—	$—	$—	$—	$37,812

SBA loans:
Risk Rating:
Pass	$48,707	$25,775	$12,077	$44,550	$45,057	$100,201	$—	$—	$276,367
Special Mention	—	—	—	—	—	391	—	—	391
Substandard	—	—	—	1,537	13	4,093	—	—	5,643
Total SBA loans:	$48,707	$25,775	$12,077	$46,087	$45,070	$104,685	$—	$—	$282,401
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$118	$—	$—	$118

Commercial and industrial loans:
Risk Rating:
Pass	$133,937	$73,869	$85,504	$73,264	$50,997	$143,690	$358,873	$9,880	$930,014
Special Mention	83	62	1,635	4,497	951	359	20,756	2,931	31,274
Substandard	2,900	—	1,399	641	138	2,561	990	3,714	12,343
Total Commercial and industrial loans:	$136,920	$73,931	$88,538	$78,402	$52,086	$146,610	$380,619	$16,525	$973,631
Current YTD Period: Gross charge-offs	$—	$—	$392	$—	$—	$—	$—	$127	$519

	Origination Year						Revolving loans amortized	Revolving loans converted to
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	cost basis	term loans	Total
December 31, 2025
Dairy & livestock and agribusiness loans:
Risk Rating:
Pass	$3	$211	$—	$—	$507	$610	$411,447	$56	$412,834
Special Mention	—	376	—	—	—	82	11,435	—	11,893
Substandard	—	—	—	—	—	—	6,850	—	6,850
Total Dairy & livestock and agribusiness loans:	$3	$587	$—	$—	$507	$692	$429,732	$56	$431,577

Municipal lease finance receivables loans:
Risk Rating:
Pass	$570	$2,699	$—	$4,479	$23,701	$28,093	$—	$—	$59,542
Total Municipal lease finance receivables loans:	$570	$2,699	$—	$4,479	$23,701	$28,093	$—	$—	$59,542

SFR mortgage loans:
Risk Rating:
Pass	$36,561	$16,445	$16,766	$57,988	$38,394	$114,687	$—	$—	$280,841
Special Mention	—	—	—	—	—	370	—	252	622
Substandard	—	—	—	—	—	303	—	—	303
Total SFR mortgage loans:	$36,561	$16,445	$16,766	$57,988	$38,394	$115,360	$—	$252	$281,766

Consumer and other loans:
Risk Rating:
Pass	$3,037	$4,497	$1,792	$504	$659	$426	$42,860	$3,588	$57,363
Special Mention	—	—	—	—	19	—	391	—	410
Substandard	—	—	—	—	—	—	—	296	296
Total Consumer and other loans:	$3,037	$4,497	$1,792	$504	$678	$426	$43,251	$3,884	$58,069
Current YTD Period: Gross charge-offs	$—	$—	$—	$—	$—	$—	$5	$—	$5

Total Loans, at amortized cost:
Risk Rating:
Pass	$834,194	$440,059	$494,857	$1,334,967	$1,121,981	$3,018,977	$1,064,777	$48,281	$8,358,093
Special Mention	3,687	12,755	9,999	50,443	35,776	122,675	41,130	11,934	288,399
Substandard	4,356	—	4,726	9,444	4,729	17,065	8,371	4,010	52,701
Total Loans at amortized cost:	$842,237	$452,814	$509,582	$1,394,854	$1,162,486	$3,158,717	$1,114,278	$64,225	$8,699,193
Current YTD Period: Gross charge-offs	$—	$—	$392	$—	$—	$118	$5	$127	$642

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

The ACL totaled $125.6 million at September 30, 2026, compared to $77.2 million at December 31, 2025. The $48.4 million increase in the ACL from December 31, 2025 to September 30, 2026 was primarily driven by the ACL recorded for loans acquired in the Heritage acquisition. At September 30, 2026, the ACL as a percentage of total loans and leases, at amortized cost, was 1.04%, compared to 0.89% at December 31, 2025. Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. These U.S. economic forecasts include a baseline forecast as well as multiple forecasts for both upside and downside risks to the baseline forecast. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with upside and downside risks weighted among multiple forecasts. As of September 30, 2026, the resulting weighted forecast reflects Real GDP growth declining throughout 2026 and staying below 2% through the first half of 2028. The unemployment rate is forecasted to increase, with the unemployment rate reaching 5% by the beginning of 2027 and remaining above 5% through 2028. Commercial real estate values are forecasted to decline through the end of 2027, before experiencing growth in 2028.

Management believes that the ACL was appropriate at September 30, 2026 and December 31, 2025. Due to inflationary pressures, changing interest rates, lower commercial real estate values, international tariffs, and geopolitical events, no assurance can be given that economic conditions that adversely affect the Company’s service areas or other circumstances will not be reflected in increased provisions for credit losses in the future.

The following tables present the balance and activity related to the allowance for credit losses for held-for-investment loans by type for the periods presented.

	Three Months Ended September 30, 2026
(Dollars in thousands)	Ending Balance June 30, 2026	Charge-offs	Recoveries	(Recapture of) provision for credit losses	Ending Balance September 30, 2026
Commercial real estate	$76,065	$—	$—	$(655)	$75,410
Construction	3,056	—	—	(519)	2,537
SBA	4,568	—	—	(13)	4,555
Commercial and industrial	36,588	(20)	—	(399)	36,169
Dairy & livestock and agribusiness	3,082	—	—	556	3,638
Municipal lease finance receivables	222	—	—	(12)	210
SFR mortgage	515	—	—	11	526
Consumer and other loans	2,565	—	—	31	2,596
Total allowance for credit losses	$126,661	$(20)	$—	$(1,000)	$125,641

	Three Months Ended September 30, 2025
(Dollars in thousands)	Ending Balance June 30, 2025	Charge-offs	Recoveries	Provision for (recapture of) credit losses	Ending Balance September 30, 2025
Commercial real estate	$64,542	$—	$—	$852	$65,394
Construction	240	—	159	123	522
SBA	3,066	(67)	6	(425)	2,580
Commercial and industrial	6,357	—	235	64	6,656
Dairy & livestock and agribusiness	2,554	—	—	237	2,791
Municipal lease finance receivables	220	—	—	4	224
SFR mortgage	477	—	—	16	493
Consumer and other loans	547	—	—	129	676
Total allowance for credit losses	$78,003	$(67)	$400	$1,000	$79,336

	Nine Months Ended September 30, 2026
(Dollars in thousands)	Ending Balance December 31, 2025	Charge-offs	Recoveries	Initial ACL on PCD & PSL Loans at Acquisition	Provision for (recapture of) Credit Losses	Ending Balance September 30, 2026
Commercial real estate	$61,661	$—	$—	$17,401	$(3,652)	$75,410
Construction	593	—	—	1,593	351	2,537
SBA	2,720	(26)	8	1,830	23	4,555
Commercial and industrial	8,438	(258)	128	24,065	3,796	36,169
Dairy & livestock and agribusiness	2,486	—	—	1	1,151	3,638
Municipal lease finance receivables	251	—	—	—	(41)	210
SFR mortgage	442	—	—	35	49	526
Consumer and other loans	570	—	—	1,703	323	2,596
Total allowance for credit losses	$77,161	$(284)	$136	$46,628	$2,000	$125,641

	Nine Months Ended September 30, 2025
(Dollars in thousands)	Ending Balance December 31, 2024	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance September 30, 2025
Commercial real estate	$66,237	$—	$—	$(843)	$65,394
Construction	312	—	171	39	522
SBA	2,629	(118)	47	22	2,580
Commercial and industrial	6,093	(413)	532	444	6,656
Dairy & livestock and agribusiness	3,610	—	—	(819)	2,791
Municipal lease finance receivables	205	—	—	19	224
SFR mortgage	424	—	—	69	493
Consumer and other loans	612	(5)	—	69	676
Total allowance for credit losses	$80,122	$(536)	$750	$(1,000)	$79,336

Past Due and Nonperforming Loans

We seek to manage asset quality and control credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. The Bank’s Credit Management Division is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. Reviews of nonperforming, past due loans and larger credits, are conducted on a regular and ongoing basis to identify potential credit deterioration and losses. These reviews consider such factors as the financial strength of borrowers and any guarantors, the value of the applicable collateral, historical credit loss experience, estimated credit losses, growth in the loan portfolio, prevailing economic conditions and other factors. Refer to Note 3 – Summary of Significant Accounting Policies, included in the 2025 Form 10-K, for additional discussion of the Bank’s accounting policies related to past due and nonperforming loans.

The following table presents the recorded investment in, and the aging of, past due loans (including nonaccrual loans), by type of loans as of the dates presented.

	September 30, 2026
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Loans and Financing Receivables
Commercial real estate
Owner occupied	$2,532	$2,049	$4,050	$8,631	$2,837,372	$2,846,003
Non-owner occupied	—	—	—	—	6,186,738	6,186,738
Construction
Speculative (1)	—	—	685	685	121,422	122,107
Non-speculative	—	—	—	—	106,939	106,939
SBA	—	11	2,652	2,663	467,630	470,293
Commercial and industrial	530	32	6,668	7,230	1,432,604	1,439,834
Dairy & livestock and agribusiness	—	—	—	—	341,801	341,801
Municipal lease finance receivables	—	—	—	—	53,800	53,800
SFR mortgage	—	596	—	596	337,798	338,394
Consumer and other loans	—	—	125	125	215,981	216,106
Total loans at amortized cost	$3,062	$2,688	$14,180	$19,930	$12,102,085	$12,122,015

	December 31, 2025
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Loans and Financing Receivables
Commercial real estate
Owner occupied	$2,887	$—	$43	$2,930	$2,330,311	$2,333,241
Non-owner occupied	—	—	4,143	4,143	4,237,011	4,241,154
Construction
Speculative (1)	—	—	—	—	12,151	12,151
Non-speculative	—	—	—	—	25,661	25,661
SBA	30	—	21	51	282,350	282,401
Commercial and industrial	261	—	478	739	972,892	973,631
Dairy & livestock and agribusiness	—	—	—	—	431,577	431,577
Municipal lease finance receivables	—	—	—	—	59,542	59,542
SFR mortgage	—	—	—	—	281,766	281,766
Consumer and other loans	—	—	—	—	58,069	58,069
Total loans at amortized cost	$3,178	$—	$4,685	$7,863	$8,691,330	$8,699,193

(1)
Speculative construction loans are generally for properties where there is no identified buyer or renter.

It is the Company's policy to discontinue accruing interest when principal or interest payments are 90 days or more past due, unless the loan is both well secured and in the process of collection, or when full collection of principal and interest is not expected. The following table presents nonaccrual loans, including loans with no related allowance for credit losses, by loan type as of September 30, 2026 and December 31, 2025.

	September 30, 2026
(Dollars in thousands)	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1) (3)	Loans Past Due Over 89 Days Still Accruing
Commercial real estate
Owner occupied	$4,299	$4,299	$—
Construction
Speculative (2)	685	685
SBA	1,975	2,652	—
Commercial and industrial	3,291	10,514	—
Consumer and other loans	575	575
Total loans at amortized cost	$10,825	$18,725	$—

(1)
As of September 30, 2026, $4.5 million of nonaccruing loans were current, $30,000 were 30-59 days past due, $32,000 were 60-89 days past due, and $14.2 million were 90+ days past due.
(2)
Speculative construction loans are generally for properties where there is no identified buyer or renter.
(3)
Excludes $35,000 of guaranteed portion of nonaccrual SBA loans that are in process of collection.

	December 31, 2025
(Dollars in thousands)	Nonaccrual with No Allowance for Credit Losses	Total Nonaccrual (1) (2)	Loans Past Due Over 89 Days Still Accruing
Commercial real estate
Owner occupied	$43	$43	$—
Non-owner occupied	4,143	4,143	—
SBA	21	21	—
Commercial and industrial	478	478	—
Total loans at amortized cost	$4,685	$4,685	$—

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

	September 30, 2026			Number of Loans
(Dollars in thousands)	Real Estate	Business Assets	Other	Dependent on Collateral
Commercial real estate	$4,399	$—	$—	4
Construction	685	—	—	1
SBA	2,652	985	—	9
Commercial and industrial	—	17,213	10,358	33
Consumer and other loans	573	—	—	2
Total collateral-dependent loans	$8,309	$18,198	$10,358	49

	December 31, 2025			Number of Loans
(Dollars in thousands)	Real Estate	Business Assets	Other	Dependent on Collateral
Commercial real estate	$4,143	$—	$—	1
SBA	21	—	—	1
Commercial and industrial	—	477	—	3
Total collateral-dependent loans	$4,164	$477	$—	5

Reserve for Unfunded Loan Commitments

The allowance for off-balance sheet credit exposure relates to unfunded loan commitments, letters of credit, and undisbursed funds on lines of credit and is recorded in other liabilities on the consolidated balance sheets, with the related expense recorded in other noninterest expense. The Company estimates expected credit losses associated with off-balance sheet credit exposures using a methodology consistent with that used for the loan portfolio. As of September 30, 2026 and December 31, 2025, the reserve for unfunded loan commitments was $13.0 million and $8.3 million, respectively. The increase was primarily attributable to a $4.3 million initial reserve established for the unfunded commitments acquired in the Heritage acquisition through the provision for unfunded loan commitments. There was no provision and a $4.8 million provision for unfunded loan commitments, respectively, for the three and nine months ended September 30, 2026, compared to $500,000 and a $1.0 million provision for the three and nine months ended September 30, 2025, respectively.

Modifications of Loans to Borrowers Experiencing Financial Difficulty

The tables below present the amortized cost of loans to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2026 by loan class and modification type.

(Dollars in thousands)	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
Three months ended September 30, 2026
Term Extension
Commercial and industrial	$4,963	0.04%	Added a weighted-average 0.5 year to the life of loans, which reduced monthly payment amounts for the borrowers.
Total Modified	$4,963

(Dollars in thousands)	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
Nine months ended September 30, 2026
Term Extension
Commercial and industrial	$13,908	0.11%	Added a weighted-average 1 year to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	4,835	0.04%	Added a weighted-average 1 year to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial real estate	1,694	0.01%	Added a weighted-average 2 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Total Modified	$20,437

The tables below present the amortized cost of loans to borrowers experiencing financial difficulty that were modified as of September 30, 2025 by loan class and modification type.

(Dollars in thousands)	Amortized Cost Basis	% of Total Class of Financing Receivables	Financial Effect
September 30, 2025
Term Extension
Commercial real estate	$7,754	0.09%	Added a weighted-average 1.8 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	1,149	0.01%	Added a weighted-average 1.4 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Dairy & livestock and agribusiness	395	0.00%	Added a weighted-average 1.6 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Total	$9,298

Term Extension and Interest Rate Reduction
Commercial real estate	$675	0.01%	Added a weighted-average 7.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 10.00% to 7.25%.
Commercial and industrial	783	0.01%	Added a weighted-average 1.6 years to the life of loans, which reduced monthly payment amounts for the borrowers; reduced weighted-average contractual interest rate from 8.50% to 7.75%.
Total	1,458
Total Modified	$10,756

During the three and nine months ended September 30, 2026, there were no modified loans that subsequently defaulted within 12 months of the modification date. During the three and nine months ended September 30, 2025, a commercial real estate loan with an amortized cost of $244,300 subsequently defaulted within 12 months after the loan was modified through a term extension. Loans are considered to be in payment default at 90 or more days past due.

The following table depicts the payment status of the loans that were modified in the past 12 months as of the dates indicated.

	Payment Status (amortized cost basis)
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
September 30, 2026
Commercial and industrial	$20,306	$—	$—
Dairy & livestock and agribusiness	4,835	—	—
Commercial real estate	1,694	—	—
Total	$26,835	$—	$—

(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
September 30, 2025
Commercial real estate	$8,386	$43	$—
Commercial and industrial	1,932	—	—
Dairy & livestock and agribusiness	395	—	—
Total	$10,713	$43	$—

7. GOODWILL AND OTHER INTANGIBLES

In connection with the Heritage acquisition, the Company recorded core deposit intangible assets of $116.6 million and goodwill of $334.1 million during the nine months ended September 30, 2026. For additional information on the acquisition of Heritage, see Note 4 - Business Combination.

The following table presents the changes in the carrying value of goodwill as of the periods presented.

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Balance, beginning of period	$765,822	$765,822
Addition due to acquisition	334,114	—
Balance, end of period	$1,099,936	$765,822

The following table summarizes changes in core deposit intangible assets and the related accumulated amortization for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Gross CDI Amount
Balance, beginning of period	$213,793	$97,213	$97,213	$97,213
Addition due to acquisition	—	—	116,580	—
Balance, end of period	$213,793	$97,213	$213,793	$97,213
Accumulated Amortization
Balance, beginning of period	$(95,866)	$(89,556)	$(91,439)	$(87,247)
Amortization expense	(3,980)	(1,003)	(8,407)	(3,312)
Balance, end of period	(99,846)	(90,559)	(99,846)	(90,559)
Net CDI, end of period	$113,947	$6,654	$113,947	$6,654

The following table reflects the estimated amortization expense for other intangible assets as of the date indicated.

September 30, 2026
Year:	(Dollars in thousands)
Remainder of 2026	$3,858
2027	14,600
2028	13,486
2029	12,972
2030	12,570
Thereafter	56,461
Total	$113,947

8. BORROWINGS

Customer Repurchase Agreements

The Bank offers a repurchase agreement product to its customers, known as Citizens Sweep Manager. Under this program, the Bank sells investment securities overnight to customers under an agreement to repurchase (“repurchase agreement”) the securities the next business day at a price reflecting the market value of the use of funds for the period. These repurchase agreements are entered into with customers whose demand deposit account balances exceed a pre-determined threshold. Excess funds above this threshold are invested in overnight repurchase agreements, which earn interest for the customer. As of September 30, 2026, total funds borrowed under these agreements were $571.9 million, with a weighted average interest rate of 2.12%, compared to $490.6 million at December 31, 2025, with a weighted average interest rate of 1.72%.

Federal Home Loan Bank Advances and Other Borrowings

As of September 30, 2026, FHLB advances and other borrowings totaled $540 million, consisting of two $150 million three-month FHLB advances bearing a weighted average fixed interest rate of 4.22%, a $200 million FHLB advance bearing a fixed interest rate of 4.27% and maturing in May 2027, and a $40.0 million overnight advance bearing interest at 4.36%, which matured on October 1, 2026.

As of December 31, 2025, FHLB advances totaled $500 million at an average rate of 4.55%, consisting of a $300 million advance bearing an average fixed rate of 4.73% and maturing in May 2026, and a $200 million advance bearing a fixed rate of 4.27% and maturing in May 2027.

As of September 30, 2026, $7.60 billion of loans and $5.30 billion of investment securities, at carrying value, were pledged to secure public deposits, repurchase agreements, borrowing lines, and for other purposes as required or permitted by law. At December 31, 2025, $6.47 billion of loans and $3.35 billion of investment securities, at carrying value, were pledged to secure public deposits, repurchase agreements, borrowing lines, and for other purposes as required or permitted by law.

At September 30, 2026, the Bank's secured borrowing capacity with the FHLB and FRB totaled $6.77 billion, of which $6.23 billion was available as of September 30, 2026. The Bank also had $305.0 million of unsecured federal funds lines of credit with other major U.S. banks. These lines of credit are available for overnight borrowings. At December 31, 2025, the Bank's secured borrowing capacity with the FHLB and FRB totaled $5.78 billion, of which $5.28 billion was available as of December 31, 2025. The Bank also had $305.0 million in unsecured federal funds lines of credit with other major U.S. banks. These lines of credit are available for overnight borrowings.

Subordinated Debt

In connection with the acquisition of Heritage, the Company assumed $40.0 million of fixed-to-floating rate subordinated notes due May 15, 2032. The notes bear interest at a fixed rate of 5.0% per year until May 15, 2027. From and including May 15, 2027, interest will accrue at a variable rate of three-month SOFR plus 227 basis points. The Company may redeem the subordinated notes, in whole or in part, on or after May 15, 2027. At September 30, 2026, the carrying value of the subordinated notes was $39.3 million, net of the purchase accounting fair value adjustments, and qualified as Tier 2 capital for the Company.

9. EARNINGS PER SHARE RECONCILIATION

Basic earnings per common share are computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share considers the number of shares issuable upon the assumed exercise of outstanding common stock options. Antidilutive common shares are not included in the calculation of diluted earnings per common share. For the three and nine months ended September 30, 2026, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 184,000 and 360,000, respectively. For the three and nine months ended September 30, 2025, shares deemed to be antidilutive, and thus excluded from the computation of earnings per common share, were 505,000 and 701,000, respectively.

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Earnings per common share:
Net earnings	$78,098	$52,586	$177,361	$154,254
Less: net earnings allocated to restricted stock	391	344	1,022	1,020
Net earnings allocated to common shareholders	$77,707	$52,242	$176,339	$153,234
Weighted average shares outstanding	174,987	136,831	159,076	137,266
Basic earnings per common share	$0.44	$0.38	$1.11	$1.12

Diluted earnings per common share:
Net income allocated to common shareholders	$77,707	$52,242	$176,339	$153,234
Weighted average shares outstanding	174,987	136,831	159,076	137,266
Incremental shares from assumed exercise of outstanding options	177	322	144	277
Diluted weighted average shares outstanding	175,164	137,153	159,220	137,543
Diluted earnings per common share	$0.44	$0.38	$1.11	$1.11

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of the dates presented.

(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Financial assets
Investment securities - AFS:
Government agency/GSE	$45,449	$—	$45,449	$—
Mortgage-backed securities	2,493,391	—	2,493,391	—
CMO/REMIC	925,384	—	925,384	—
Municipal bonds	19,585	—	19,585	—
Collateralized loan obligations	42,048	—	42,048	—
Other securities	1,976	—	1,976	—
Total investment securities - AFS	3,527,833	—	3,527,833	—
Equity securities	14,570	14,570
Derivatives not designated as hedging instruments:
Interest rate swaps	31,674	—	31,674	—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	23,774	—	23,774	—
Cash flow hedges: interest rate swaps	88	—	88
Total assets	$3,597,939	$14,570	$3,583,369	$—
Financial liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$31,674	$—	$31,674	$—
Derivatives designated as hedging instruments:
Cash flow hedges: interest rate swaps	56	—	56
Total liabilities	$31,730	$—	$31,730	$—

(Dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Financial assets
Investment securities - AFS:
Government agency/GSE	$35,284	$—	$35,284	$—
Mortgage-backed securities	1,887,654	—	1,887,654	—
CMO/REMIC	695,150	—	695,150	—
Municipal bonds	21,290	—	21,290	—
Collateralized loan obligations	42,000		42,000
Other securities	1,692	—	1,692	—
Total investment securities - AFS	2,683,070	—	2,683,070	—
Derivatives not designated as hedging instruments:
Interest rate swaps	161	—	161	—
Total assets	$2,683,231	$—	$2,683,231	$—
Financial liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$161	$—	$161	$—
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	8,650	—	8,650	—
Cash flow hedges: interest rate swaps	2,619	—	2,619	—
Total liabilities	$11,430	$—	$11,430	$—

AFS investment securities - AFS investment securities are generally valued using quotes obtained from independent third-party pricing services for identical or similar assets. Observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data are considered as part of the evaluation. These inputs are related directly to the security being evaluated, or indirectly to a similarly situated security. Market assumptions and market data are utilized in the valuation models. The Company reviews the market prices provided by the third-party pricing service for reasonableness. The fair value of these securities is classified as Level 2 within the fair value hierarchy.

Equity Securities - The Company’s equity securities consist of investments in publicly traded mutual funds that qualify for CRA purposes. The fair value is based on publicly available net asset value per share and is classified as Level 1 within the fair value hierarchy.

Derivative assets and liabilities - Derivatives consist of interest rate contracts, which are valued using a discounted cash flow method that incorporates observable market inputs, including current market interest rates. These derivatives are classified as level 2.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting or impairment write-downs of individual assets.

For assets measured at fair value on a non-recurring basis that were held on the balance sheet at September 30, 2026 and December 31, 2025, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets that had losses during the period.

(Dollars in thousands)	Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For The Nine Months Ended September 30, 2026
September 30, 2026
Financial assets
Loans:
Commercial real estate	$3,212	$—	$—	$3,212	$21
SBA	646	—	—	646	—
Commercial and industrial	1,193	—	—	1,193	1,160
Total assets	$5,051	$—	$—	$5,051	$1,181

(Dollars in thousands)	Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses For The Year Ended December 31, 2025
December 31, 2025
Financial assets
Loans:
Commercial real estate	$12,614	$—	$—	$12,614	$2
SBA	24	—	—	24	—
Commercial and industrial	8,953	—	—	8,953	254
Other real estate owned	163	—	—	163	—
Total assets	$21,754	$—	$—	$21,754	$256

Fair Value of Financial Instruments

The following disclosure presents the estimated fair value of our financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company may realize in a current market exchange as of September 30, 2026 and December 31, 2025, respectively. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	September 30, 2026
	Carrying	Estimated Fair Value
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Total cash and cash equivalents	$256,062	$256,062	$—	$—	$256,062
Interest-earning balances due from depository institutions	490	—	490	—	490
Investment securities available-for-sale	3,527,833	—	3,527,833	—	3,527,833
Investment securities held-to-maturity	2,195,292	—	1,734,484	—	1,734,484
Net loans and lease finance receivables	11,996,374	—	—	11,622,561	11,622,561
Equity securities	14,570	14,570	—	—	14,570
Derivatives not designated as hedging instruments:
Interest rate swaps	31,674	—	31,674	—	31,674
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	23,774	—	23,774	—	23,774
Cash flow hedges: interest rate swaps	88	—	88	—	88

Financial liabilities
Deposits:
Interest-bearing	$7,313,852	$—	$7,308,345	$—	$7,308,345
Borrowings	1,111,884	—	1,035,777	—	1,035,777
Subordinated debt	39,253	—	39,404	—	39,404
Derivatives not designated as hedging instruments:
Interest rate swaps	31,674	—	31,674	—	31,674
Derivatives designated as hedging instruments:
Cash flow hedges: interest rate swaps	56	—	56	—	56

	December 31, 2025
	Carrying	Estimated Fair Value
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Total cash and cash equivalents	$376,389	$376,389	$—	$—	$376,389
Interest-earning balances due from depository institutions	13,064	—	13,064	—	13,064
Investment securities available-for-sale	2,683,070	—	2,683,070	—	2,683,070
Investment securities held-to-maturity	2,270,391	—	1,925,492	—	1,925,492
Net loans and lease finance receivables	8,622,032	—	—	8,514,750	8,514,750
Derivatives not designated as hedging instruments:
Interest rate swaps	161	—	161	—	161
Financial liabilities
Deposits:
Interest-bearing	$5,271,291	$—	$5,268,983	$—	$5,268,983
Borrowings	990,601	—	941,735	—	941,735
Derivatives not designated as hedging instruments:
Interest rate swaps	161	—	161	—	161
Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	8,650	—	8,650	—	8,650
Cash flow hedges: interest rate swaps	2,619	—	2,619	—	2,619

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2026 and December 31, 2025, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

11. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Not Designated as Hedging Instruments

As part of its ongoing asset/liability management strategy, the Company utilizes interest rate swap agreements (“swaps”) to manage exposure to interest rate risk. As of September 30, 2026, the Company has entered into 94 interest-rate swap agreements with customers with an aggregate notional amount totaling $272.3 million. Under the terms of the interest rate swap agreements with customers, the Company pays a variable rate and receives a fixed rate. Concurrently, the Company entered into a corresponding offsetting swap with a third-party financial institution to mitigate the Company's interest rate risk exposure arising from the customer swap. The net effect of these arrangements allows the Company to retain a variable rate loan exposure, while providing the customer with economic equivalent of a fixed rate loan. The variable rate received by the Company is based on SOFR plus a contractual spread.

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

Management believes that the potential credit risk associated with customer interest rate swaps is mitigated through the loan underwriting process that considers the additional exposure arising from the related derivative, as well as through ongoing monitoring of counterparty creditworthiness. Nevertheless, these derivatives are subject to market and counterparty credit risk, and there can be no assurance that mitigation efforts will be fully effective.

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

In May 2025, the Company terminated $700 million notional of pay-fixed interest rate swaps with a weighted average fixed rate of approximately 3.7%, which were originally scheduled to mature in June of 2028. These swaps were replaced with new pay-fixed interest rate swaps with maturity dates in May of 2029, 2030 and 2031, with a weighted pay-fixed rate of 3.68%. At September 30, 2026 and December 31, 2025, interest rate swaps with an aggregate notional amount of $700 million were designated as fair value hedges.

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

To qualify for hedge accounting, the Company performs a formal effectiveness assessment at inception using statistical regression analysis, and continues to monitor effectiveness each reporting period through quantitative or qualitative methods. If a hedge is determined to be ineffective, hedge accounting is discontinued and any gain or loss in AOCI is recognized in earnings immediately. The cash flow hedges are recorded at fair value in other assets or other liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax. All related cash flows are reported in the operating activities section of the consolidated statement of cash flows. Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the hedged item. As of September 30, 2026, the Company estimates that a net gain of approximately $64,000 reported in AOCI will be reclassified into earnings within the next 12 months.

Balance Sheet Classification of Derivative Financial Instruments

As of September 30, 2026 and December 31, 2025, the notional amount, the location of the asset and liability, and their respective fair values, are summarized in the tables below.

	September 30, 2026
	Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	$272,258	Other assets	$31,674	$272,258	Other liabilities	$31,674
Total derivatives			$31,674			$31,674

Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$700,000	Other assets	$23,774	$—	Other liabilities	$—
Cash flow hedges: interest rate swaps	150,000	Other assets	88	150,000	Other liabilities	56
Total			$23,862			$56

	December 31, 2025
	Asset Derivatives			Liability Derivatives
(Dollars in thousands)	Notional	Balance Sheet Location	Fair Value	Notional	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	$318,385	Other assets	$161	$318,385	Other liabilities	$161
Total derivatives			$161			$161

Derivatives designated as hedging instruments:
Fair value hedges: interest rate swaps	$—	Other assets	$—	$700,000	Other liabilities	$8,650
Cash flow hedges: interest rate swaps	—	Other assets	—	300,000	Other liabilities	2,619
Total			$—			$11,269

The following table presents amounts recorded on our condensed consolidated balance sheet related to cumulative basis adjustments for fair value hedges as of the dates indicated.

	Amortized Cost of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets
(Dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Line Item in the Consolidated Balance Sheet
Investment securities available-for-sale (1)	$1,586,924	$1,719,962	$(22,173)	$10,866
Total	$1,586,924	$1,719,962	$(22,173)	$10,866

(1)
These amounts were included in the amortized cost basis of closed portfolios of available-for-sale securities designated in hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.6 billion and $1.7 billion, respectively. The cumulative basis adjustments associated with these hedging relationships were ($22.2) million and $10.9 million, respectively, of which $1.4 million and $1.5 million, respectively, related to discontinued hedging relationships. At September 30, 2026 and December 31, 2025, the notional amount of the designated hedged items was $700.0 million.

The Effect of Derivatives Financial Instruments on the Condensed Consolidated Statements of Earnings

The following table summarizes the effect of derivatives not designated as hedging instruments on the condensed consolidated statements of earnings for the periods presented.

		Amount of Gain Recognized in Income on Derivative Instruments
	Location of Gain Recognized in Income on Derivative Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2026	2025	2026	2025
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps	Other income	$4	$—	$45	$—
Total		$4	$—	$45	$—

The following table summarizes the effect of fair value and cash flow hedge on the condensed consolidated statements of earnings for the periods presented.

		Amount of (Losses) Gains Recognized in Interest Income on Derivative Instruments
	Location of Gain Recognized in Income on Derivative Instruments	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2026	2025	2026	2025
Derivatives Designated as Hedging Instruments:
Fair value hedges: interest rate swaps	Interest income	$(165)	$1,299	$(410)	$3,607
Cash flow hedges: interest rate swaps	Interest expense	(334)	168	(1,034)	498
Total		$(499)	$1,467	$(1,444)	$4,105

12. BALANCE SHEET OFFSETTING

Assets and liabilities relating to certain financial instruments, including derivative instruments and securities sold under repurchase agreements, may be eligible for offset in the condensed consolidated balance sheets as permitted under accounting guidance. As noted above, our interest rate swap derivatives are subject to master netting arrangements. Our interest rate swap derivatives require the Company to pledge investment securities as collateral based on certain risk thresholds. Investment securities that have been pledged by the Company to counterparties continue to be reported in the Company’s condensed consolidated balance sheets unless the Company defaults. The Company offers a repurchase agreement product to our customers, which include master netting agreements that allow for the netting of collateral positions. This product, known as Citizens Sweep Manager, involves the sale of certain securities overnight to customers under agreements to repurchase the securities the next business day. The repurchase agreements are not offset in the Company’s condensed consolidated balances.

The following tables summarize gross and net information about financial instruments and derivative instruments that are eligible for offset in the consolidated balance sheets at September 30, 2026 and December 31, 2025.

	Gross Amounts Recognized in the Condensed	Gross Amounts Offset in the Condensed	Net Amounts Presented in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(Dollars in thousands)	Consolidated Balance Sheets	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments		Collateral Pledged		Net Amount
September 30, 2026
Financial assets:
Derivatives assets	$55,536	$—	$55,536	$—		$(31,462)		$24,074
Total	$55,536	$—	$55,536	$—		$(31,462)	(2)	$24,074

Financial liabilities:
Derivatives liabilities	$31,730	$—	$31,730	$(31,730)		$—		$—
Repurchase agreements	571,884	—	571,884	(571,884)		—		—
Total	$603,614	$—	$603,614	$(603,614)	(1)	$—		$—

December 31, 2025
Financial assets:
Derivatives assets	$161	$—	$161	$—		$—		$161
Total	$161	$—	$161	$—		$—		$161

Financial liabilities:
Derivatives liabilities	$38,549	$(27,119)	$11,430	$27,119		$14,376		$52,925
Repurchase agreements	490,601	—	490,601	—		(521,878)		(31,277)
Total	$529,150	$(27,119)	$502,031	$27,119		$(507,502)		$21,648

(1)
Represents the fair value of securities pledged with counterparty bank. Amounts are limited to the derivative asset or liability balance and, accordingly, do not include excess collateral, if any, received or pledged.
(2)
Represents cash collateral received from or pledged with counterparty bank.

13. OTHER COMPREHENSIVE INCOME

The table below provides a summary of the components of OCI for the periods presented.

	Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
Investment securities:
Net change in fair value recorded in AOCI	$(115,499)	$33,576	$(81,923)	$21,737	$(6,319)	$15,418
Net realized gain (loss) on investment securities reclassified into earnings	—	—	—	8,185	(2,379)	5,806
Amortization of net unrealized losses on securities transferred from AFS to HTM	104	(30)	74	149	(53)	96
Derivatives designated as hedging instruments:
Fair value hedges:
Net change in fair value recorded in AOCI	20,093	(5,841)	14,252	(1,411)	392	(1,019)
Cash flow hedges:
Net change in fair value recorded in AOCI	503	(146)	357	92	(37)	55
Net change	$(94,799)	$27,559	$(67,240)	$28,752	$(8,396)	$20,356

	Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
Investment securities:
Net change in fair value recorded in AOCI	$(131,173)	$38,132	$(93,041)	$105,719	$(32,943)	$72,776
Net realized gain (loss) on investment securities reclassified into earnings	—	—	—	8,185	(2,379)	5,806
Amortization of net unrealized losses on securities transferred from AFS to HTM	361	(105)	256	432	(126)	306
Derivatives designated as hedging instruments:
Fair value hedges:
Net change in fair value recorded in AOCI	32,683	(9,501)	23,182	(18,364)	5,360	(13,004)
Cash flow hedges:
Net change in fair value recorded in AOCI	2,709	(787)	1,922	(2,246)	650	(1,596)
Net change	$(95,420)	$27,739	$(67,681)	$93,726	$(29,438)	$64,288

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

The tables below present the components of lease costs and supplemental information related to leases as of and for the periods presented.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Lease Assets and Liabilities
ROU assets	$68,704	$43,786
Total lease liabilities	71,645	46,537

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Lease Cost
Operating lease expense (1)	$4,365	$2,566	$10,991	$7,690
Sublease income	—	—	—	—
Total lease expense	$4,365	$2,566	$10,991	$7,690

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases, net	$4,395	$2,429	$10,891	$7,228

(1)
Includes short-term leases and variable lease costs, which are immaterial.

	September 30, 2026	December 31, 2025
Lease Term and Discount Rate
Weighted average remaining lease term (years)	7.38	9.92
Weighted average discount rate	5.77%	6.13%

The Company’s lease arrangements that have not yet commenced as of September 30, 2026 and the Company’s short-term lease costs and variable lease costs, for the nine months ended September 30, 2026 and 2025 are not material to the consolidated financial statements. The future lease payments required for leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2026, excluding property taxes and insurance, are as follows:

September 30, 2026
(Dollars in thousands)
Year:
Remainder of 2026	$4,300
2027	16,840
2028	14,669
2029	12,695
2030	9,949
2031	5,415
Thereafter	27,265
Total future lease payments	91,133
Less: Imputed interest	(19,488)
Present value of lease liabilities	$71,645

15. REVENUE RECOGNITION

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$5,562	$4,859	$15,715	$14,726
Trust and investment services	3,825	3,875	11,733	11,002
Bankcard services	718	684	2,009	1,961
Loss on sale of AFS investment securities	—	(8,185)	—	(8,185)
(Loss) gain on OREO, net	(134)	—	(134)	2,183
Other	2,451	8,506	7,757	12,965
Noninterest Income (in-scope of Topic 606)	12,422	9,739	37,080	34,652
Noninterest Income (out-of-scope of Topic 606)	4,072	3,267	10,703	9,326
Total noninterest income	$16,494	$13,006	$47,783	$43,978

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

The following table presents the balances of the Company's tax credit investments recorded in other assets and related unfunded commitments recorded in other liabilities on the consolidated balance sheets at September 30, 2026 and December 31, 2025:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Tax credit investments	$206,965	$135,254
Unfunded commitments - tax credit investments	163,592	77,499

The following table presents income tax credits and other tax benefits, as well as amortization expense, associated with the Company's tax credit investments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Tax credits and other tax benefits recognized	$31,592	$7,497	$49,500	$15,820
Tax credit amortization expense included in provision for income taxes	(13,872)	(32,624)	(44,273)	(49,532)
Total	$17,720	$(25,127)	$5,227	$(33,712)

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s unaudited condensed consolidated financial statements are based upon the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures at the date of and for the periods presented in the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Certain accounting policies include critical accounting estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company's financial condition or results of operations. The following is a summary of the Company's critical accounting estimates. In each area, we have identified the variables we believe are most important in our estimation process. We utilize information available to us to make the necessary estimates to value the related assets and liabilities. Actual results may differ from our estimates, and future changes in significant assumptions or other information used in making these estimates could change future valuations and affect the results of operations.

•
Allowance for Credit Losses (“ACL”)
•
Business Combinations
•
Valuation and Recoverability of Goodwill

There have been no material changes to the methodologies used in developing these estimates during the three and nine months ended September 30, 2026. Our critical accounting estimates and significant accounting policies are described in greater detail in our 2025 Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 – Summary of Significant Accounting Policies included in the 2025 Form 10-K.

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

OVERVIEW

The Company's financial results for the three and nine months ended September 30, 2026 include the results of operations of Heritage from the April 17, 2026 acquisition date, which affects the comparability of the current periods to prior periods.

For the third quarter of 2026, we reported net earnings of $78.1 million, or diluted earnings per share of $0.44, compared with $52.6 million, or diluted earnings per share of $0.38 for the third quarter of 2025. Net earnings for the third quarter of 2026 generated an annualized return on average equity (“ROAE”) of 9.70%, an annualized return on average tangible common equity (“ROATCE”) of 16.22%, and an annualized return on average assets (“ROAA”) of 1.48%, compared with 9.19%, 14.11%, and 1.35%, respectively, for the third quarter of 2025. Our net interest margin (“NIM”), on a tax-equivalent basis, was 3.89% for the third quarter of 2026, while our efficiency ratio was 46.27%, compared with a NIM of 3.33% and an efficiency ratio of 45.56% for the same period last year. Excluding acquisition expense and provision for unfunded commitments, our adjusted efficiency ratio was 42.10% for the third quarter of 2026, compared with 45.17% for the third quarter of 2025. ROATCE and the adjusted efficiency ratio are non-GAAP financial measures. For additional details, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — GAAP to Non-GAAP Reconciliation in this Form 10-Q.

For the nine months ended September 30, 2026, net earnings were $177.4 million, or diluted earnings per share of $1.11, compared with $154.3 million, or diluted earnings per share of $1.11 for the nine months ended September 30, 2025. Net earnings for the nine months ended September 30, 2026 generated an annualized ROAE of 8.31%, ROATCE of 13.55%, and ROAA of 1.26%, compared with 9.18%, 14.23%, and 1.35%, respectively, for the same period last year. Our NIM, on a tax-equivalent basis, was 3.71% for the nine months ended September 30, 2026, while our efficiency ratio was 52.34%, compared with a NIM of 3.32% and an efficiency ratio of 45.93% for the same period last year. Excluding acquisition expense and the provision for unfunded commitments, our adjusted efficiency ratio was 43.38% for the nine months ended September 30, 2026, compared with 45.67% for the same period last year.

For the third quarter of 2026, net interest income was $179.1 million, an increase of $63.5 million, or 54.9%, from the third quarter of 2025. The increase was primarily attributable to a $70.5 million increase in interest income driven by a $4.58 billion increase in average interest-earning assets and a 47 basis point increase in the yield on interest-earning assets. The increase in interest income was partially offset by a $7.0 million increase in interest expense primarily attributable to a $2.86 billion increase in average interest-bearing deposits and customer repurchase agreements, partially offset by a 7 basis point decrease in the cost of deposits and customer repurchase agreements. For the nine months ended September 30, 2026, net interest income was $459.3 million, an increase of $121.7 million, or 36.0%, from the same period last year.

Noninterest income for the third quarter of 2026 was $16.5 million, an increase of $3.5 million, or 26.8%, from $13.0 million for the third quarter of 2025, primarily reflecting the impact of the Heritage acquisition. The increase included higher BOLI income and service charges on deposit accounts. The increase was also impacted by an $8.2 million loss on the sale of available-for-sale (“AFS”) investment securities in the third quarter of 2025, partially offset by other income from a $6.0 million legal settlement received in the third quarter of 2025. For the nine months ended September 30, 2026, noninterest income was $47.8 million, an increase of $3.8 million, or 8.7%, from $44.0 million for the same period last year.

Noninterest expense for the third quarter of 2026 was $90.5 million, an increase of $31.9 million, or 54.5%, from $58.6 million for the third quarter of 2025. The increase was primarily attributable to acquisition related expenses and the addition of Heritage's operations, personnel, and banking centers. For the nine months ended September 30, 2026, noninterest expense was $265.4 million, an increase of $90.2 million, or 51.4%, from the same period last year.

At September 30, 2026, total assets were $20.52 billion, an increase of $4.89 billion, or 31.3%, from $15.63 billion at December 31, 2025. Interest-earning assets were $18.02 billion at September 30, 2026, an increase of $4.03 billion, or 28.8%, from $13.99 billion at December 31, 2025. The increase in interest-earning assets was primarily due to a $3.42 billion increase in total loans and a $769.7 million increase in investment securities, partially offset by a $120.3 million decrease in cash and cash equivalents. The increase in total assets primarily reflected the impact of the Heritage acquisition completed on April 17, 2026, which added approximately $5.41 billion of assets, partially offset by balance sheet optimization activities following the acquisition.

Total investment securities were $5.72 billion at September 30, 2026, an increase of $769.7 million, or 15.5%, from $4.95 billion at December 31, 2025. The increase was primarily attributable to $1.02 billion of investment securities acquired in the Heritage acquisition, of which $528.2 million was retained and $488.2 million was sold following completion of the acquisition as part of the Company's balance sheet optimization strategy, as well as approximately $796.9 million of purchases of AFS securities during the first nine months of 2026. At September 30, 2026, investment securities held-to-maturity (“HTM”) totaled $2.20 billion, a decrease of $75.1 million, or 3.3%, from $2.27 billion at December 31, 2025. At September 30, 2026, AFS investment securities totaled $3.53 billion, inclusive of a pre-tax net unrealized loss of $439.0 million. AFS securities increased by $844.8 million, or 31.5%, from $2.68 billion at December 31, 2025. The pre-tax unrealized loss increased by $131.2 million from December 31, 2025. Our average tax-equivalent yield on investments was 2.97% for the third quarter of 2026, compared to 2.66% for the third quarter of 2025.

Pay-fixed interest rate swaps designated as fair value hedges with an aggregate notional amount of $700 million had a fair value which totaled $23.7 million and was reflected as an asset at September 30, 2026. At December 31, 2025, the fair value of these instruments totaled $8.6 million and was reflected as a liability. These instruments resulted in negative interest income of $165,000 for the third quarter of 2026, compared to interest income of $1.3 million for the third quarter of 2025. Refer to Note 11 – Derivative Financial Instruments of the notes to the consolidated financial statements of this report for additional information.

Total loans and leases, at amortized cost, of $12.12 billion at September 30, 2026, increased by $3.42 billion, or 39.4%, from December 31, 2025. The increase was primarily attributable to the Heritage acquisition, which added $3.10 billion of loans held for investment recorded at fair value as of the acquisition date, as well as organic loan growth. To further optimize the balance sheet, the Company sold SFR mortgage loan pools acquired from Heritage at their fair value of $327.5 million during the second quarter of 2026 and redeployed the proceeds into higher-yielding investment securities. The increase in total loans and leases included increases of $2.46 billion in commercial real estate loans, $466.2 million in commercial and industrial loans, $191.2 million in construction loans, $187.9 million in SBA loans, $158.0 million in consumer and other loans, and $56.6 million in SFR mortgage loans. Our average loan yields were 5.66% for the quarter ended September 30, 2026, compared with 5.25% for the third quarter of 2025.

The allowance for credit losses totaled $125.6 million at September 30, 2026, compared with $77.2 million at December 31, 2025. The $48.4 million increase was primarily the result of the $46.6 million initial allowance for credit losses established for the loans acquired from Heritage.

Noninterest-bearing deposits were $8.42 billion at September 30, 2026, an increase of $1.62 billion, or 23.8%, compared with $6.80 billion at December 31, 2025. The increase was primarily the result of $1.2 billion of noninterest-bearing deposits assumed in the Heritage acquisition. At September 30, 2026, noninterest-bearing deposits were 53.50% of total deposits, compared with 56.33% at December 31, 2025. The decline in the proportion of noninterest-bearing deposits primarily reflected the deposit mix acquired in the Heritage acquisition, which included a higher proportion of interest-bearing deposits.

Interest-bearing deposits were $7.31 billion at September 30, 2026, an increase of $2.04 billion, or 38.8%, when compared with $5.27 billion at December 31, 2025. The increase in interest-bearing deposits primarily reflected $3.5 billion of interest-bearing deposits assumed in connection with the Heritage acquisition, partially offset by the maturity of $300 million of brokered CDs that were not renewed during the second quarter of 2026 and decreases in legacy deposits. Customer repurchase agreements totaled $571.9 million at September 30, 2026, compared with $490.6 million at December 31, 2025.

Total deposits and customer repurchase agreements totaled $16.30 billion at September 30, 2026, an increase of $3.74 billion from December 31, 2025. The Heritage acquisition added approximately $4.75 billion of total deposits at acquisition date. There were no brokered deposits at September 30, 2026, compared to $300 million at December 31, 2025. Our average cost of total deposits including customer repurchase agreements was 0.83% for the quarter ended September 30, 2026, compared to 0.90% for the quarter ended September 30, 2025.

At September 30, 2026, total FHLB and other borrowings were $579.3 million, consisting of $540 million of FHLB advances and $39.3 million of subordinated debt assumed in the Heritage acquisition, compared with $500 million of FHLB advances at December 31, 2025. At September 30, 2026, FHLB advances consisted of two $150 million three-month FHLB advances bearing a weighted average fixed interest rate of 4.22%, a $200 million advance bearing a fixed rate of 4.27% and maturing in May 2027, and a $40.0 million overnight advance bearing interest at 4.36%, which matured on October 1, 2026. The two $150 million three-month advances replaced maturing brokered CDs during the second quarter of 2026 and were designated as hedged transactions under the related pay-fixed, receive-floating interest rate swaps, which mature in the first quarter of 2027.

Total stockholders' equity was $3.13 billion at September 30, 2026, an increase of $835.1 million compared with $2.30 billion at December 31, 2025. The increase was primarily attributable to $840.2 million of common shares issued and exchanged as a result of the Heritage acquisition and $177.4 million in net earnings, partially offset by $97.8 million in cash dividends declared and $22.7 million of common stock repurchases. During the first nine months of 2026, the Company purchased approximately 1.0 million shares under the 2026 Repurchase Program, at an average price of $22.22 per share for an aggregate purchase price of $22.6 million. Our tangible book value per share was $10.92 at September 30, 2026, compared with $11.24 at December 31, 2025. Tangible book value per share is a non-GAAP financial measure. For additional details, refer to Item 2. – MD&A — GAAP to Non-GAAP Reconciliation.

Our regulatory capital ratios remained well above applicable regulatory requirements at September 30, 2026. As of September 30, 2026, the Company’s Tier 1 leverage capital ratio was 11.24%, Common Equity Tier 1 (“CET1”) ratio was 14.82%, Tier 1 risk-based capital ratio was 14.82%, and total risk-based capital ratio was 15.69%. Refer to Item 2. – MD&A —Analysis of Financial Condition – Capital Resources.

ANALYSIS OF THE RESULTS OF OPERATIONS

Summary of Operations, Per Common Share Data and Performance Ratios

	Three Months Ended		Variance
	September 30,	June 30,
(Dollars in thousands, except per share amounts)	2026	2026	$	%
Net interest income	$179,066	$162,415	$16,651	10.25%
Recapture of credit losses	1,000	—	1,000	100.00%
Noninterest income	16,494	17,010	(516)	-3.03%
Noninterest expense	(90,480)	(114,378)	23,898	20.89%
Income taxes	(27,982)	(16,786)	(11,196)	-66.70%
Net earnings	$78,098	$48,261	$29,837	61.82%
Earnings per common share:
Basic	$0.44	$0.29	$0.15
Diluted	$0.44	$0.29	$0.15
Return on average assets	1.48%	0.97%	0.51%
Return on average shareholders' equity	9.70%	6.41%	3.29%
Efficiency ratio	46.27%	63.75%	-17.48%
Noninterest expense to average assets	1.71%	2.31%	-0.60%

	Three Months Ended
	September 30,		Variance
(Dollars in thousands, except per share amounts)	2026	2025	$	%
Net interest income	$179,066	$115,577	$63,489	54.93%
Recapture of (provision for) credit losses	1,000	(1,000)	2,000	-200.00%
Noninterest income	16,494	13,006	3,488	26.82%
Noninterest expense	(90,480)	(58,576)	(31,904)	-54.47%
Income taxes	(27,982)	(16,421)	(11,561)	-70.40%
Net earnings	$78,098	$52,586	$25,512	48.51%
Earnings per common share:
Basic	$0.44	$0.38	$0.06
Diluted	$0.44	$0.38	$0.06
Return on average assets	1.48%	1.35%	0.13%
Return on average shareholders' equity	9.70%	9.19%	0.51%
Efficiency ratio	46.27%	45.56%	0.71%
Noninterest expense to average assets	1.71%	1.50%	0.21%

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands, except per share amounts)	2026	2025	$	%
Net interest income	$459,321	$337,629	$121,692	36.04%
(Provision for) recapture of credit losses	(2,000)	1,000	(3,000)	-300.00%
Noninterest income	47,783	43,978	3,805	8.65%
Noninterest expense	(265,426)	(175,276)	(90,150)	-51.43%
Income taxes	(62,317)	(53,077)	(9,240)	-17.41%
Net earnings	$177,361	$154,254	$23,107	14.98%
Earnings per common share:
Basic	$1.11	$1.12	$(0.01)
Diluted	$1.11	$1.11	$—
Return on average assets	1.26%	1.35%	-0.09%
Return on average shareholders' equity	8.31%	9.18%	-0.87%
Efficiency ratio	52.34%	45.93%	6.41%
Noninterest expense to average assets	1.89%	1.53%	0.36%

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2026	2026	2025	2026	2025
Net Income	$78,098	$48,261	$52,586	$177,361	$154,254
Add: Amortization of intangible assets	3,980	3,577	1,003	8,407	3,312
Less: Tax effect of amortization of intangible assets (1)	(1,157)	(1,040)	(297)	(2,444)	(979)
Tangible net income	$80,921	$50,798	$53,292	$183,324	$156,587

Average stockholders' equity	$3,195,906	$3,019,704	$2,271,151	$2,853,579	$2,245,511
Less: Average goodwill	(1,099,936)	(1,041,190)	(765,822)	(970,207)	(765,822)
Less: Average intangible assets	(116,459)	(100,373)	(7,111)	(74,465)	(8,278)
Average tangible common equity	$1,979,511	$1,878,141	$1,498,218	$1,808,907	$1,471,411

Return on average equity, annualized	9.70%	6.41%	9.19%	8.31%	9.18%
Return on average tangible common equity, annualized	16.22%	10.85%	14.11%	13.55%	14.23%

(1)
Tax effected at respective statutory rates.

Tangible Book Value (Non-GAAP)

The tangible book value per share is a non-GAAP financial measure derived from GAAP-based amounts. The following is a reconciliation of tangible book value to the Company stockholders' equity computed in accordance with GAAP, as well as a calculation of tangible book value per share.

	Three Months Ended
	September 30,	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2026	2026	2025
Stockholders' equity	$3,130,322	$3,169,689	$2,295,224
Less: Goodwill	(1,099,936)	(1,099,936)	(765,822)
Less: Intangible assets	(113,947)	(117,927)	(5,774)
Tangible book value	$1,916,439	$1,951,826	$1,523,628

Total assets	$20,522,193	$21,182,781	$15,631,054
Less: Goodwill	(1,099,936)	(1,099,936)	(765,822)
Less: Intangible assets	(113,947)	(117,927)	(5,774)
Tangible assets	$19,308,310	$19,964,918	$14,859,458

Common shares issued and outstanding	175,493,977	176,247,135	135,551,799

Tangible book value per share	$10.92	$11.07	$11.24

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

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total noninterest expense	$90,480	$114,378	$58,576	$265,426	$175,276
Less: Provision for unfunded loan commitments	—	(4,250)	(500)	(4,750)	(1,000)
Less: Acquisition related expenses	(8,140)	(31,400)	—	(40,669)	—
Adjusted noninterest expense	$82,340	$78,728	$58,076	$220,007	$174,276

Net interest income before provision for credit losses	$179,066	$162,415	$115,577	$459,321	$337,629
Add: total noninterest income	16,494	17,010	13,006	47,783	43,978
Total revenue	$195,560	$179,425	$128,583	$507,104	$381,607

Efficiency ratio	46.27%	63.75%	45.56%	52.34%	45.93%
Adjusted efficiency ratio, excluding provision for unfunded loan commitments and acquisition related expenses	42.10%	43.88%	45.17%	43.38%	45.67%

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax-equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory corporate tax rates of 21% in effect for the three and nine months ended September 30, 2026 and 2025. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. We manage interest rate risk within policy limits approved by the Board of Directors, which guides and limits the interest rate risk over short-term and long-term horizons. Sources of interest rate risk include differences in maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and embedded options in assets or liabilities. The mix of interest-earning assets as well as the mix of noninterest-bearing deposits and interest-bearing liabilities impacts our ability to manage net interest income during changing interest rate conditions. We also utilize certain derivative instruments to partially hedge interest rate risk. See Item 2 – MD&A – Asset/Liability and Market Risk Management – Interest Rate Sensitivity Management included herein.

The tables below present the interest rate spread, net interest margin and the composition of average interest-earning assets and average interest-bearing liabilities by category for the periods indicated, including the changes in average balance, composition, and average yield/rate between these respective periods.

	Three Months Ended September 30,
	2026			2025
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$3,534,806	$29,237	3.38%	$2,501,923	$18,722	2.99%
Tax-advantaged	20,513	147	3.57%	20,797	145	3.33%
Held-to-maturity securities:
Taxable	1,856,601	9,926	2.14%	1,953,725	10,494	2.15%
Tax-advantaged	348,594	2,254	3.27%	359,483	2,318	3.12%
Investment in FHLB, FRB, and other stock	81,753	2,039	9.90%	18,012	377	8.30%
Interest-earning deposits with other institutions	590,860	5,546	3.72%	646,979	7,231	4.43%
Loans (2)	12,024,828	171,500	5.66%	8,372,383	110,825	5.25%
Total interest-earning assets	18,457,955	220,649	4.78%	13,873,302	150,112	4.32%
Total noninterest-earning assets	2,482,481			1,625,088
Total assets	$20,940,436			$15,498,390

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$6,981,165	$28,314	1.61%	$4,311,097	$22,060	2.03%
Time deposits	632,149	3,651	2.29%	582,117	4,036	2.75%
Total interest-bearing deposits	7,613,314	31,965	1.67%	4,893,214	26,096	2.12%
Customer repurchase agreements	598,857	3,030	2.01%	456,230	2,299	2.00%
FHLB advances and other borrowings	500,440	5,552	4.38%	500,005	5,810	4.61%
Subordinated debentures	39,100	780	7.98%	—	—	—
Interest expense - Other interest-bearing liabilities	27,358	256	3.66%	30,029	330	4.30%
Interest-bearing liabilities	8,779,069	41,583	1.88%	5,879,478	34,535	2.33%
Noninterest-bearing deposits	8,454,481			7,123,511
Other liabilities	510,980			224,250
Stockholders' equity	3,195,906			2,271,151
Total liabilities and stockholders' equity	$20,940,436			$15,498,390

Net interest income		$179,066			$115,577

Net interest spread - tax equivalent			2.90%			1.99%
Net interest margin			3.87%			3.31%
Net interest margin - tax equivalent			3.89%			3.33%

(1)
Includes TE adjustments utilizing federal statutory corporate rates of 21% in effect for the three months ended September 30, 2026 and September 30, 2025. The non-TE rates for total investment securities were 2.92% and 2.62% for the three months ended September 30, 2026 and September 30, 2025, respectively.
(2)
Includes loan fees of $922,000 and $781,000 for the three months ended September 30, 2026 and 2025, respectively. Prepayment penalty fees of $790,000 and $643,000 are included in interest income for the three months ended September 30, 2026 and 2025, respectively. Average balances include nonperforming loans.
(3)
Includes interest-bearing demand and money market accounts.

	Nine Months Ended September 30,
	2026			2025
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST-EARNING ASSETS
Investment securities (1)
Available-for-sale securities:
Taxable	$3,066,135	$71,575	3.15%	$2,501,899	$55,466	2.96%
Tax-advantaged	20,783	438	3.50%	20,552	434	3.36%
Held-to-maturity securities:
Taxable	1,881,613	30,134	2.14%	1,978,043	31,690	2.14%
Tax-advantaged	352,085	6,834	3.27%	363,260	7,029	3.12%
Investment in FHLB, FRB, and other stock	71,958	4,577	8.50%	18,012	1,167	8.66%
Interest-earning deposits with other institutions	517,954	14,345	3.70%	384,208	12,796	4.45%
Loans (2)	10,744,979	443,984	5.52%	8,397,900	328,741	5.23%
Total interest-earning assets	16,655,507	571,887	4.61%	13,663,874	437,323	4.29%
Total noninterest-earning assets	2,157,475			1,620,955
Total assets	$18,812,982			$15,284,829

INTEREST-BEARING LIABILITIES
Savings deposits (3)	$5,998,440	$73,070	1.63%	$4,265,958	$64,344	2.02%
Time deposits	696,107	14,066	2.70%	572,593	11,903	2.78%
Total interest-bearing deposits	6,694,547	87,136	1.74%	4,838,551	76,247	2.11%
Customer repurchase agreements	568,710	7,836	1.84%	383,903	4,829	1.68%
FHLB advances and other borrowings	461,581	15,424	4.42%	507,033	17,481	4.61%
Subordinated debentures	23,841	1,419	4.46%	—	—	—
Interest expense - Other interest-bearing liabilities	27,009	751	3.67%	34,697	1,137	4.32%
Interest-bearing liabilities	7,775,688	112,566	1.93%	5,764,184	99,694	2.31%
Noninterest-bearing deposits	7,829,965			7,060,953
Other liabilities	353,750			214,181
Stockholders' equity	2,853,579			2,245,511
Total liabilities and stockholders' equity	$18,812,982			$15,284,829

Net interest income		$459,321			$337,629

Net interest spread - tax equivalent			2.68%			1.98%
Net interest margin			3.69%			3.30%
Net interest margin - tax equivalent			3.71%			3.32%

(1)
Includes TE adjustments utilizing federal statutory corporate rates of 21% in effect for the nine months ended September 30, 2026 and 2025. The non-TE rates for total investment securities were 2.80% and 2.59% for the nine months ended September 30, 2026 and 2025, respectively.
(2)
Includes loan fees of $3.3 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively. Prepayment penalty fees of $1.8 million and $2.3 million were included in interest income for the nine months ended September 30, 2026 and 2025, respectively. Average balances include nonperforming loans.
(3)
Includes interest-bearing demand and money market accounts.

The following table presents a comparison of interest income and interest expense resulting from changes in the volumes and rates on average interest-earning assets and average interest-bearing liabilities for the periods indicated. Changes in interest income or expense attributable to volume changes are calculated by multiplying the change in volume by the initial average interest rate. The change in interest income or expense attributable to changes in interest rates is calculated by multiplying the change in interest rate by the initial volume. The net change resulting from the combined impact of volume and interest rate changes has been allocated proportionately between changes attributable to volume and changes attributable to rates.

Rate and Volume Analysis for Changes in Interest Income, Interest Expense and Net Interest Income

	Comparison of Three Months Ended September 30,
	2026 Compared to 2025
	Increase (Decrease) Due to

(Dollars in thousands)	Volume	Rate	Total
Interest income:
Available-for-sale securities:
Taxable investment securities	$7,847	$2,668	$10,515
Tax-advantaged investment securities	(2)	4	2
Held-to-maturity securities:
Taxable investment securities	(527)	(41)	(568)
Tax-advantaged investment securities	(70)	6	(64)
Investment in FHLB, FRB, and other stock	1,577	85	1,662
Interest-earning deposits with other institutions	(592)	(1,093)	(1,685)
Loans	51,529	9,146	60,675
Total interest income	59,762	10,775	70,537

Interest expense:
Savings deposits	11,540	(5,286)	6,254
Time deposits	327	(712)	(385)
Repurchase agreements	722	9	731
FHLB advances and other borrowings	6	(264)	(258)
Subordinated debentures	390	390	780
Interest expense - Other interest-bearing liabilities	(28)	(46)	(74)
Total interest expense	12,957	(5,909)	7,048
Net interest income	$46,805	$16,684	$63,489

	Comparison of Nine Months Ended September 30,
	2026 Compared to 2025
	Increase (Decrease) Due to

(Dollars in thousands)	Volume	Rate	Total
Interest income:
Available-for-sale securities:
Taxable investment securities	$12,383	$3,726	$16,109
Tax-advantaged investment securities	19	(15)	4
Held-to-maturity securities:
Taxable investment securities	(1,552)	(4)	(1,556)
Tax-advantaged investment securities	(17)	(178)	(195)
Investment in FHLB, FRB, and other stock	3,447	(37)	3,410
Interest-earning deposits with other institutions	4,927	(3,378)	1,549
Loans	96,136	19,107	115,243
Total interest income	115,344	19,220	134,564

Interest expense:
Savings deposits	28,381	(19,655)	8,726
Time deposits	2,703	(540)	2,163
Repurchase agreements	2,510	497	3,007
FHLB advances and other borrowings	(1,415)	(642)	(2,057)
Subordinated debentures	709	709	1,418
Interest expense - Other interest-bearing liabilities	(228)	(157)	(385)
Total interest expense	32,660	(19,788)	12,872
Net interest income	$82,684	$39,008	$121,692

Third Quarter of 2026 Compared to the Third Quarter of 2025

Net interest income, before provision for credit losses, was $179.1 million for the third quarter of 2026, an increase of $63.5 million, or 54.9%, from the third quarter of 2025. The increase was driven by a $70.5 million increase in interest income, partially offset by a $7.0 million increase in interest expense, and largely reflected the impact of operating as a combined company for the full quarter following the Heritage acquisition.

Our tax-equivalent net interest margin increased 56 basis points to 3.89% for the third quarter of 2026, compared with the third quarter of 2025. The increase was primarily due to a 47 basis point increase in the yield on average interest-earning assets and a nine basis point decrease in the cost of funds.

Total interest income was $220.6 million for the third quarter of 2026, an increase of $70.5 million, or 47.0%, from the third quarter of 2025. The increase was primarily due to a $4.58 billion increase in average interest-earning assets and a 47 basis point increase in the yield on interest-earning assets.

Total interest income and fees on loans for the third quarter of 2026 were $171.5 million, an increase of $60.7 million, or 54.7%, from the third quarter of 2025. The increase was attributable to the $3.65 billion increase in average loan balances and a 41 basis point increase in average loan yields from 5.25% for the third quarter of 2025 to 5.66% for the third quarter of 2026. The increase in average loan yields reflected new loan originations at yields higher than the existing loan portfolio, adjustable rate loans resetting at higher interest rates, and the Heritage acquisition and the addition of higher-yielding acquired assets, including factored receivables that averaged approximately $103.4 million during the third quarter of 2026. During the third quarter of 2026, the average yield on factored receivables was 17.21%.

Interest income from investment securities was $41.6 million for the third quarter of 2026, an increase of $9.9 million, or 31.2%, from the third quarter of 2025. The increase was attributable to a $924.6 million increase in average investment securities balances and a 31 basis point increase in average yields on investment securities from 2.66% for the third quarter of 2025 to 2.97% for the third quarter of 2026, partially offset by lower interest income from the pay-fixed swaps designated as fair value hedges on AFS securities. The spread between daily SOFR and the fixed rate paid on these swaps decreased from 0.52% in the third quarter of 2025 to negative 0.09% in the third quarter of 2026, resulting in a $1.5 million decrease in interest income. Excluding the impact of the pay-fixed swaps, the average yield on investment securities increased 42 basis points, reflecting higher yield on investment securities purchased and acquired during the first nine months of 2026. These increases were partially offset by a 75 basis point decrease in the yield on funds deposited at the Federal Reserve, reflecting Federal Open Market Committee (“FOMC”) rate cuts during the latter part of 2025. The 25 basis point increase in the federal funds target rate at the end of the third quarter of 2026 had minimal impact on the third quarter’s interest income.

Interest expense was $41.6 million for the third quarter of 2026, an increase of $7.0 million, from the third quarter of 2025. Average interest-bearing deposits increased $2.72 billion, while average customer repurchase agreements and borrowings increased $142.6 million. The cost of funds decreased nine basis points to 0.96% for the third quarter of 2026 from 1.05% for the third quarter of 2025. The decrease was primarily driven by a 45 basis point decrease in the cost of interest-bearing deposits and a 23 basis point decrease in the cost of FHLB advances. These decreases were partially offset by a shift in deposit mix, as noninterest-bearing deposits declined as a percentage of average total deposits to 52.6% in the third quarter of 2026 from 59.3% in the third quarter of 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net interest income, before provision for credit losses, was $459.3 million for the nine months ended September 30, 2026, an increase of $121.7 million, or 36.0%, from $337.6 million for the same period last year. The increase was attributable to higher balances and yields on average interest-earning assets and a lower cost of funds, partially offset by higher average interest-bearing liabilities. The increases in average interest-earning assets and interest-bearing liabilities primarily reflected the impact of interest-earning assets and interest-bearing liabilities acquired in connection with the Heritage acquisition, as well as organic growth.

Our net interest margin (TE) was 3.71% for the nine months ended September 30, 2026, compared with 3.32% for the same period last year. The increase was primarily due to a 32 basis point increase in the yield on average interest-earning assets and an eight basis point decrease in the cost of funds.

Total interest income was $571.9 million for the nine months ended September 30, 2026, an increase of $134.6 million, or 30.8%, from the same period last year. The increase was primarily attributable to a $2.99 billion increase in average interest-earning assets and a 32 basis point increase in the yield on interest-earning assets.

Total interest income and fees on loans for the nine months ended September 30, 2026 were $444.0 million, an increase of $115.2 million, or 35.0%, from the same period last year. The increase was attributable to a $2.35 billion increase in average loan balances and a 29 basis point increase in average loan yields to 5.52% for the nine months ended September 30, 2026 from 5.23% for the same period last year.

Interest income from investment securities was $109.0 million for the nine months ended September 30, 2026, an increase of $14.4 million, or 15.2%, from the same period last year. The increase reflected a 16 basis point increase in yields on investment securities, partially offset by lower interest income derived from the pay-fixed swaps designated as fair value hedges of AFS securities. The spread between daily SOFR and the fixed rate paid on these swaps decreased to negative 0.08% for the nine months ended September 30, 2026 from 0.69% for the same period in 2025, resulting in a $4.0 million decrease in interest income.

Interest expense was $112.6 million for the nine months ended September 30, 2026, an increase of $12.9 million, or 12.9%, from the same period last year. Average interest-bearing deposits increased $1.86 billion, while average customer repurchase agreements and borrowings increased $184.8 million. The cost of funds decreased eight basis points to 0.96% from 1.04% for the same period last year. The decrease was primarily driven by a 37 basis point decrease in the cost of interest-bearing deposits and a 24 basis point decrease in the cost of FHLB advances. These decreases were partially offset by a shift in deposit mix, as noninterest-bearing deposits decreased to 53.9% of average total deposits for the nine months ended September 30, 2026 from 59.3% for the same period last year and a 16 basis point increase in the cost of customer repurchase agreements.

Provision for (Recapture of) Credit Losses

The provision for (recapture of) credit losses is an adjustment to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected lifetime credit losses in the loan portfolio as of the balance sheet date.

The Company recorded a $1.0 million recapture of credit losses in the third quarter of 2026, compared with a $1.0 million provision for credit losses in the third quarter of 2025. Net charge-offs for the third quarter of 2026 were $20,000, compared with net recoveries of $333,000 for the third quarter of 2025.

For the nine months ended September 30, 2026, the provision for credit losses was $2.0 million, compared with a $1.0 million recapture of credit losses for the same period last year. Net charge-offs were $148,000 for the nine months ended September 30, 2026, compared with net recoveries of $214,000 for the same period last year.

No assurance can be given that economic conditions affecting the Company’s service areas or other circumstances will or will not be reflected in future changes in the level of our allowance for credit losses and the resulting provision for, or recapture of, credit losses. The process to estimate the allowance for credit losses requires considerable judgment, and economic forecasts may vary as a result of uncertainty related to geopolitical events, trade barriers, including tariff policies, inflationary pressures, interest rates, unemployment levels, and overall economic conditions, all of which may impact our customers. Refer to Item 2 – MD&A - Analysis of Financial Condition - Allowance for Credit Losses for a discussion of changes in the credit quality of our loan portfolio as well as refinements to the Company's ACL methodology.

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

The following table sets forth the various components of noninterest income for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Noninterest income:
Service charges on deposit accounts	$5,562	$4,859	$703	14.47%	$15,715	$14,726	$989	6.72%
Trust and investment services	3,825	3,875	(50)	-1.29%	$11,733	11,002	731	6.64%
Bankcard services	718	684	34	4.97%	$2,009	1,961	48	2.45%
BOLI income	4,072	3,267	805	24.64%	$10,703	9,326	1,377	14.77%
Loss on sale of AFS investment securities	—	(8,185)	8,185	NM	—	(8,185)	8,185	NM
(Loss) gain on OREO, net	(134)	—	(134)	NM	(134)	2,183	(2,317)	NM
Other	2,451	8,506	(6,055)	-71.19%	7,757	12,965	(5,208)	-40.17%
Total noninterest income	$16,494	$13,006	$3,488	26.82%	47,783	$43,978	$3,805	8.65%

(1)
NM - not meaningful

Third Quarter of 2026 Compared to the Third Quarter of 2025

Noninterest income for the third quarter of 2026 increased by $3.5 million, or 26.8%, compared with the third quarter of 2025, including the impact of the Heritage acquisition. The increase was driven by higher fee income and higher BOLI income associated with policies acquired from Heritage, as well as the impact of an $8.2 million loss on the sale of AFS investment securities in the third quarter of 2025. These increases were partially offset by a $6.1 million reduction in other income, which primarily reflected a $6.0 million legal settlement received in the third quarter of 2025.

Trust and investment services revenue is generated through the Company's CitizensTrust division, which provides wealth management, investment management, financial planning, estate planning, retirement planning, trustee, and probate services. Investment Services offers self-directed brokerage, 401(k) plans, mutual funds, insurance products, and other non-insured investment products. At September 30, 2026, CitizensTrust had approximately $4.94 billion in assets under management and administration, including $3.81 billion in assets under management. CitizensTrust generated fee income of $3.8 million for the third quarter of 2026, compared with $3.9 million for the same period last year.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Noninterest income for the nine months ended September 30, 2026 increased by $3.8 million, or 8.7%, compared with the same period last year. The increase was primarily driven by higher BOLI income, service charges on deposit accounts, and trust and investment service revenue. The first nine months of 2025 included the impact of an $8.2 million loss on the sale of AFS investment securities, revenue from a $6.0 million legal settlement and a $2.2 million gain on sale of OREO. Service charges on deposits increased by $989,000, due primarily to the acquisition of Heritage. Trust and investment services revenue grew by $731,000 or 6.6%, primarily due to increased assets under management. BOLI income increased by $1.4 million, or 14.8%, reflecting changes in the net asset value of insurance policies.

Noninterest Expense

The following table summarizes the various components of noninterest expense for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Noninterest expense:
Salaries and employee benefits	$47,608	$35,876	$11,732	32.70%	$131,637	$107,352	$24,285	22.62%
Occupancy	6,984	4,703	2,281	48.50%	18,412	14,331	4,081	28.48%
Equipment	1,526	1,120	406	36.25%	4,466	3,596	870	24.19%
Professional services	3,708	2,350	1,358	57.79%	9,476	6,622	2,854	43.10%
Computer software expense	5,744	4,350	1,394	32.05%	16,183	12,981	3,202	24.67%
Marketing and promotion	2,692	1,738	954	54.89%	6,851	5,543	1,308	23.60%
Amortization of intangible assets	3,980	1,003	2,977	296.81%	8,407	3,312	5,095	153.83%
Telecommunications expense	702	520	182	35.00%	1,999	1,574	425	27.00%
Regulatory assessments	2,721	2,030	691	34.04%	5,705	6,065	(360)	-5.94%
Insurance	489	494	(5)	-1.01%	1,420	1,468	(48)	-3.27%
Provision for unfunded loan commitments	—	500	(500)	NM	4,750	1,000	3,750	375.00%
Directors' expenses	401	316	85	26.90%	1,116	913	203	22.23%
Acquisition related expenses	8,140	—	8,140	NM	40,669	—	40,669	NM
Other	5,785	3,576	2,209	61.77%	14,335	10,519	3,816	36.28%
Total noninterest expense	$90,480	$58,576	$31,904	54.47%	$265,426	$175,276	$90,150	51.43%

Noninterest expense to average assets	1.71%	1.50%			1.89%	1.53%
Efficiency ratio (1)	46.27%	45.56%			52.34%	45.93%

(1)
Noninterest expense divided by net interest income before provision for credit losses plus noninterest income.
(2)
NM = not meaningful

Our ability to control noninterest expense in relation to asset growth can be measured by total noninterest expense as a percentage of average assets. Noninterest expense as a percentage of average assets was 1.71% for the third quarter of 2026, compared with 1.50% for the third quarter of 2025. Noninterest expense as a percentage of average assets was 1.89% for the nine months ended September 30, 2026, compared with 1.53% for the same period last year. The increases in the ratios of noninterest expense to average assets primarily reflected acquisition-related expenses and the provision for unfunded loan commitments.

Our ability to control noninterest expense in relation to total revenue (net interest income before provision for credit losses plus noninterest income) can be measured by the efficiency ratio, which indicates the percentage of total revenue used to cover noninterest expenses. The efficiency ratio was 46.27% for the third quarter of 2026, compared with 45.56% for the third quarter of 2025. For the nine months ended September 30, 2026, the efficiency ratio was 52.34%, compared with 45.93% for the same period last year. Our efficiency ratio adjusted for acquisition expense and the provision for unfunded loan commitments was 42.10% in the third quarter of 2026, compared with 45.17% in the third quarter of 2025. The adjusted efficiency ratio is a non-GAAP measure. For additional details, refer to Item 2.–MD&A—GAAP to Non-GAAP Reconciliation.

Third Quarter of 2026 Compared to the Third Quarter of 2025

Noninterest expense for the third quarter of 2026 was $90.5 million, an increase of $31.9 million, or 54.5%, from $58.6 million for the third quarter of 2025. The increase was primarily attributable to acquisition related expenses and the addition of personnel, facilities, technology platforms, and other operating costs associated with the Heritage acquisition. During the third quarter of 2026, the Company incurred $8.1 million of acquisition related expenses. Excluding acquisition expense and the provision for unfunded loan commitments, noninterest expense increased $24.3 million compared with the third quarter of 2025. This increase was primarily driven by an $11.7 million increase in salaries and employee benefits, a $3.0 million increase in amortization of intangible assets related to core deposit intangibles, a $2.7 million increase in occupancy and equipment, a $1.4 million increase in computer software expense and a $1.4 million increase in professional services expense.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

For the nine months ended September 30, 2026, noninterest expense was $265.4 million, an increase of $90.2 million, or 51.4%, from the same period last year. The increase was primarily attributable to acquisition related expenses and the addition of personnel, facilities, technology platforms, and other operating costs associated with the Heritage acquisition. During the nine months ended September 30, 2026, the Company incurred $40.7 million of acquisition related expenses and $4.8 million of provision for unfunded loan commitments, including a $4.3 million initial reserve established for unfunded commitments acquired in the Heritage acquisition. Excluding acquisition expense and the provision for unfunded loan commitments, noninterest expense increased $45.7 million from the nine months ended September 30, 2025. This increase was primarily driven by a $24.3 million increase in salaries and employee benefits, a $5.1 million increase in amortization of intangible assets, a $5.0 million increase in occupancy and equipment, a $3.2 million increase in computer software expense, and a $2.8 million increase in professional services expense.

Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2026 was 26.38% and 26.00%, respectively, compared with 23.80% and 25.60% for the three and nine months ended September 30, 2025, respectively. Our estimated annual effective tax rate also varies depending upon the level of tax-advantaged income from municipal securities and BOLI, as well as available tax credits.

The Company’s effective tax rates are below the nominal combined Federal and State tax rate primarily as a result of tax-advantaged income from certain municipal security investments, municipal loans and leases and BOLI, as well as available tax credits for each period.

ANALYSIS OF FINANCIAL CONDITION

Total assets were $20.52 billion at September 30, 2026, an increase of $4.89 billion, or 31.29%, from $15.63 billion at December 31, 2025. Interest-earning assets were $18.02 billion at September 30, 2026, an increase of $4.03 billion, or 28.81%, from $13.99 billion at December 31, 2025. The increase in interest-earning assets was primarily due to a $3.42 billion increase in total loans and a $769.7 million increase in investment securities, partially offset by decreases of $120.3 million in cash and cash equivalents and $12.6 million in interest-earning balances due from other depository institutions. The increase in total assets from prior year end primarily reflects the impact of the Heritage acquisition completed on Aprisl 17, 2026, partially offset by balance sheet optimization activities following the acquisition.

Total liabilities were $17.39 billion at September 30, 2026, an increase of $4.06 billion, or 30.41%, from total liabilities of $13.34 billion at December 31, 2025. Total deposits increased by $3.66 billion, or 30.30%, with interest-bearing deposits increasing by $2.04 billion, or 38.75%, and noninterest-bearing deposits increased by $1.62 billion, or 23.76%. Customer repurchase agreements increased by $81.3 million, or 16.57%. At September 30, 2026, total borrowings were $579.3 million, consisting of $540.0 million of FHLB advances and $39.3 million of subordinated debt assumed in the Heritage acquisition, compared with $500.0 million of FHLB advances at December 31, 2025.

Total stockholders' equity increased by $835.1 million to $3.13 billion at September 30, 2026, compared with total stockholders' equity of $2.30 billion at December 31, 2025. The increase was primarily attributable to $840.2 million of common shares issued in connection with the Heritage acquisition in the second quarter of 2026 and $177.4 million in net earnings, partially offset by $97.8 million of cash dividends declared and $22.7 million of common stock repurchases. During the first nine months of 2026, the Company repurchased approximately 1.0 million shares under the 2026 Repurchase Program, at an average price of $22.22 per share.

Investment Securities

The Company maintains a portfolio of investment securities to provide interest income and to serve as a source of liquidity for its ongoing operations. At September 30, 2026, total investment securities were $5.72 billion, an increase of $769.7 million, or 15.54%, from $4.95 billion at December 31, 2025. The increase was primarily attributable to approximately $528.2 million of investment securities acquired and retained in the Heritage acquisition, as well as purchases of $796.9 million of AFS securities and $9.3 million of HTM securities during the first nine months of 2026, partially offset by paydowns, amortization and accretion, and redemptions. As part of the Company's balance sheet strategy to improve portfolio yields and reduce asset duration, approximately $488.2 million of securities acquired from Heritage were sold following the completion of the acquisition and reinvested in higher-yielding securities.

At September 30, 2026, AFS investment securities totaled $3.53 billion, inclusive of a pre-tax net unrealized loss of $439.0 million, an increase of $844.8 million, or 31.48%, from $2.68 billion at December 31, 2025. The after-tax unrealized loss on our AFS investment securities reported in accumulated other comprehensive income (“AOCI”) was $311.4 million, compared with $218.3 million at December 31, 2025. The changes in the net unrealized holding loss resulted primarily from fluctuations in market interest rates. At September 30, 2026, HTM investment securities totaled $2.20 billion, a decrease of $75.1 million, or 3.3%, from $2.27 billion at December 31, 2025. The end-of-period tax-equivalent yield on investments was 2.96% as of September 30, 2026.

There were no investment securities sold from the legacy securities portfolio during the nine months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026 and 2025, the Company funded $3.3 million and $6.2 million, respectively, of Commercial Property Assessed Clean Energy (“C-PACE”) bonds, which are included in our HTM securities.

The following table presents the fair value of AFS and the amortized cost of HTM investment securities as well as the weighted average yields on our investment securities portfolio by maturity as of the date indicated.

	September 30, 2026
	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
AFS investment securities
Government agency/GSE	$45,449	3.68%	$—	—	$—	—	$—	—	$45,449	3.68%
Mortgage-backed securities	2,605	2.85%	95,888	0.07%	1,446,578	0.09%	948,320	8.30%	2,493,391	3.22%
CMO/REMIC	49	2.68%	—	—	3,707	0.34%	921,628	3.50%	925,384	3.49%
Municipal bonds (1)	1,345	5.06%	10,860	3.53%	7,380	3.50%	—	—	19,585	3.62%
Collateralized loan obligations	—	—	—	—	—	—	42,048	4.95%	42,048	4.95%
Other securities	1,976	2.33%	—	—	—	—	—	—	1,976	2.33%
Total AFS investment securities (1)	$51,424	3.62%	$106,748	0.43%	$1,457,665	0.11%	$1,911,996	5.91%	$3,527,833	3.32%
HTM investment securities
Government agency/GSE	$—	—	$56,144	1.26%	$377,212	1.86%	$53,193	1.98%	$486,549	1.80%
Mortgage-backed securities	—	—	10,083	2.46%	25,320	2.55%	492,153	2.44%	527,556	2.44%
CMO/REMIC	—	—	—	—	3,504	—	721,328	1.88%	724,832	1.87%
Municipal bonds (1)	3,256	4.12%	67,169	3.36%	119,337	3.12%	245,815	3.69%	435,577	3.49%
Other securities	—	—	—	—	—	—	20,778	8.44%	20,778	8.44%
Total HTM investment securities (1)	$3,256	4.12%	$133,396	2.41%	$525,373	2.17%	$1,533,267	2.44%	$2,195,292	2.38%
Total securities (1)	$54,680	3.65%	$240,144	1.53%	$1,983,038	0.66%	$3,445,263	4.37%	$5,723,125	2.96%
(1)
Includes TE adjustments. The non-TE weighted average yields for securities were 2.89% and 2.49% at September 30, 2026 and December 31, 2025.

The maturity of each security category is based on contractual maturity, except for mortgage-backed securities and CMO/REMIC securities, for which maturity is based on estimated average life. The actual maturities of mortgage-backed securities and CMO/REMIC securities may differ from their contractual maturities because the underlying mortgages may be prepaid. Prepayment speeds are influenced by a number of factors, including changes in interest rates, and may shorten or extend the estimated average lives of these securities. Changes in prepayment speeds may also affect yields through the amortization of premiums or accretion of discounts. The Company obtains the estimated average life of each security from independent third parties.

The weighted-average TE yield on the total investment portfolio at September 30, 2026 was 2.96% with a weighted-average life of 6.7 years. This compares to a weighted-average TE yield of 2.59% at December 31, 2025 with a weighted-average life of 6.4 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 91% of the investment securities portfolio at September 30, 2026 consisted of securities issued or guaranteed by the U.S. government or U.S. government-sponsored enterprises. As of September 30, 2026, $18.8 million in U.S. government agency securities are callable. Agency CMO/REMIC securities are backed by agency-pooled collateral. Municipal bonds represented approximately 8% of the total investment portfolio and were predominantly rated AA or higher.

Refer to Note 5 – Investment Securities of the notes to the unaudited condensed consolidated financial statements of this report for additional information on our investment securities portfolio.

Loans

Total loans and leases, at amortized cost, were $12.12 billion at September 30, 2026, an increase of $3.42 billion, or 39.35%, from December 31, 2025. The increase in total loans was primarily attributable to the Heritage acquisition, which added $3.10 billion of loans held for investment at fair value on the acquisition date, as well as organic growth. The increase included $2.46 billion in commercial real estate loans, $466.2 million in commercial and industrial loans, $191.2 million in construction loans, $187.9 million in SBA loans, $158.0 million in consumer and other loans, and $56.6 million in SFR mortgage loans. These increases were partially offset by decreases of $89.8 million in dairy & livestock and agribusiness loans and a $5.7 million decrease in municipal lease finance receivables. The decrease in dairy & livestock and agribusiness loans primarily reflected a seasonal decline in line utilization of dairy & livestock loans from the year-end peak, with utilization decreasing from 78% at December 31, 2025 to 66% at September 30, 2026.

The following table presents the composition of our loan portfolio as of the dates presented.

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Commercial real estate	$9,032,741	74.52%	$6,574,395	75.57%
Construction	229,046	1.89%	37,812	0.43%
SBA	470,293	3.88%	282,401	3.25%
Commercial and industrial	1,439,834	11.88%	973,631	11.19%
Dairy & livestock and agribusiness	341,801	2.82%	431,577	4.96%
Municipal lease finance receivables	53,800	0.44%	59,542	0.68%
SFR mortgage	338,394	2.79%	281,766	3.24%
Consumer and other loans	216,106	1.78%	58,069	0.67%
Total loans, at amortized cost	12,122,015	100.00%	8,699,193	100.00%
Less: Allowance for credit losses	(125,641)		(77,161)
Total loans and lease finance receivables, net	$11,996,374		$8,622,032

Real estate loans are loans secured by conforming trust deeds on real property, including property under construction, land development, commercial property and single-family and multi-family residences. Our real estate loans are comprised of industrial, office, retail, medical, single family residences, multi-family residences, and farmland. Consumer loans include installment loans to consumers as well as home equity loans, auto and equipment leases and other loans secured by junior liens on real property. Municipal lease finance receivables are leases to municipalities. Dairy & livestock and agribusiness loans are loans to finance the operating needs of wholesale dairy farm operations, cattle feeders, livestock raisers and farmers. Through the Heritage acquisition, the Company acquired CSNK Working Capital Finance Corp., doing business as Bay View Funding (“BVF”), a wholly owned subsidiary of the Bank that provides working capital factoring financing to businesses throughout the United States. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of factored receivables was 33 days during the nine months ended September 30, 2026.

As of September 30, 2026, $430.5 million, or 4.8% of the total commercial real estate loans were secured by farmland, compared with $424.5 million, or 6.46%, at December 31, 2025. The loans secured by farmland included $123.0 million for loans secured by dairy & livestock land and $307.5 million for loans secured by agricultural land at September 30, 2026, compared with $119.0 million for loans secured by dairy & livestock land and $305.5 million for loans secured by agricultural land at December 31, 2025. As of September 30, 2026, dairy & livestock and agribusiness loans of $341.8 million were comprised of $300.9 million of dairy & livestock loans and $40.9 million of agribusiness loans, compared to $431.6 million comprised of $386.1 million of dairy & livestock loans and $45.5 million of agribusiness loans at December 31, 2025.

As of September 30, 2026, the Company had $393.6 million of SBA 504 loans, an increase of $164.8 million from $228.8 million of SBA 504 loans at December 31, 2025. SBA 504 loans include term loans to finance capital expenditures and for the purchase of commercial real estate. Initially the Bank provides two separate loans to the borrower representing a first and second lien on the collateral. The loan with the first lien is typically at a 50% advance to the acquisition costs and the second lien loan provides the financing for 40% of the acquisition costs with the borrower’s down payment of 10% of the acquisition costs. The Bank retains the first lien loan for its term and sells the second lien loan to the SBA subordinated debenture program. A majority of the Bank’s 504 loans are granted for the purpose of commercial real estate acquisition. As of September 30, 2026 and December 31, 2025, the Company had $76.7 million and $53.6 million of total SBA 7(a) loans, respectively, that include a guarantee of payment from the SBA (typically 75% of the loan amount, but up to 90% in certain cases) in the event of default. The SBA 7(a) loans include revolving lines of credit (SBA Express) and term loans of up to ten (10) years to finance long-term working capital requirements, capital expenditures, and/or for the purchase or refinance of commercial real estate.

As of September 30, 2026, the Company had $229.0 million in construction loans, representing 1.89% of total loans. As of December 31, 2025, the Company had $37.8 million in construction loans, representing 0.43% of total loans. At September 30, 2026, there was one nonperforming construction loan of $685,000. At December 31, 2025, there were no nonperforming construction loans.

Our loan portfolio is geographically dispersed across our market areas. The following tables present our total loans held-for-investment and commercial real estate loans by geographic region as of September 30, 2026 and December 31, 2025.

	September 30, 2026
(Dollars in thousands)	Balance	Percent of Total	Commercial Real Estate Loans	Percent of Total
Los Angeles County	$3,300,436	27.2%	$2,340,610	25.9%
Central Valley & Sacramento	2,088,426	17.2%	1,697,940	18.8%
Orange County	1,298,246	10.7%	722,193	8.0%
Santa Clara	1,033,583	8.5%	625,361	6.9%
Inland Empire	1,060,287	8.8%	963,635	10.7%
San Mateo	556,500	4.6%	306,107	3.4%
Central Coast	570,162	4.7%	526,285	5.8%
Alameda	498,578	4.1%	523,174	5.8%
San Diego	414,627	3.4%	366,545	4.1%
Other California	900,695	7.5%	596,889	6.6%
Out of State	400,475	3.3%	364,002	4.0%
	$12,122,015	100.0%	$9,032,741	100.0%

	December 31, 2025
(Dollars in thousands)	Balance	Percent of Total	Commercial Real Estate Loans	Percent of Total
Los Angeles County	$3,078,557	35.4%	$2,258,787	34.4%
Central Valley and Sacramento	2,039,693	23.4%	1,511,983	23.0%
Orange County	1,292,970	14.9%	771,320	11.7%
Inland Empire	1,013,602	11.7%	878,132	13.4%
Central Coast	433,147	5.0%	375,770	5.7%
San Diego	343,058	3.9%	325,167	4.9%
Other California	146,207	1.7%	105,166	1.6%
Out of State	351,959	4.0%	348,070	5.3%
	$8,699,193	100.0%	$6,574,395	100.0%

The tables below present the Company's commercial real estate loan portfolio by collateral type as of September 30, 2026 and December 31, 2025.

	September 30, 2026
(Dollars in thousands)	Balance	Percent of Total	Percent Owner- Occupied (1)	Average Loan Balance
Commercial real estate:
Industrial	$2,708,376	30.0%	45.8%	$1,725
Office	1,468,446	16.2%	25.5%	1,752
Retail	1,387,683	15.4%	11.2%	1,732
Multi-family	1,255,896	13.9%	0.1%	1,596
Secured by farmland (2)	430,495	4.8%	99.3%	1,560
Medical	429,019	4.7%	31.1%	1,595
Other (3)	1,352,826	15.0%	38.1%	1,778
Total commercial real estate	$9,032,741	100.0%	31.5%	$1,704

	December 31, 2025
(Dollars in thousands)	Balance	Percent of Total	Percent Owner- Occupied (1)	Average Loan Balance
Commercial real estate:
Industrial	$2,269,433	34.5%	47.3%	$1,691
Office	989,752	15.1%	28.6%	1,644
Retail	908,087	13.8%	11.1%	1,710
Multi-family	829,752	12.6%	0.1%	1,542
Secured by farmland (2)	424,531	6.5%	99.5%	1,490
Medical	327,958	5.0%	33.1%	1,491
Other (3)	824,882	12.5%	41.8%	1,845
Total commercial real estate	$6,574,395	100.0%	35.5%	$1,658

(1)
Represents the percentage of loans reported as owner-occupied at origination in each real estate loan category.
(2)
Loans secured by farmland included $123.0 million for loans secured by dairy & livestock land and $307.5 million for loans secured by agricultural land at September 30, 2026. At December 31, 2025, loans secured by farmland included $119.0 million for loans secured by dairy & livestock land and $305.5 million for loans secured by agricultural land.
(3)
Other loans consist of a variety of loan types, none of which represented more than 2.0% of total commercial real estate loans at September 30, 2026 or December 31, 2025.

Nonperforming Assets

The following table provides information on nonperforming assets as of the dates presented.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Nonaccrual loans	$18,725	$4,685
Total nonperforming loans	18,725	4,685
OREO, net	—	163
Total nonperforming assets	$18,725	$4,848
Performing modified loans	$24,058	$16,859

Total nonperforming loans and performing modified loans	$42,783	$21,544

Percentage of nonperforming loans and performing modified loans to total loans, at amortized cost	0.35%	0.25%

Percentage of nonperforming assets to total loans and OREO	0.15%	0.06%
Percentage of nonperforming assets to total assets	0.09%	0.03%

Nonperforming Assets and Delinquencies

The table below provides trends in our nonperforming assets and delinquencies as of the dates presented.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2026	2026	2026	2025	2025
Nonperforming loans:
Commercial real estate	$4,299	$4,905	$2,094	$4,186	$23,707
Construction	685	685	—	—	—
SBA	2,652	918	477	21	3,952
Commercial and industrial	10,514	9,672	3,573	478	145
Consumer and other loans	575	462	—	—	—
Total	$18,725	$16,642	$6,144	$4,685	$27,804
% of Total loans	0.15%	0.14%	0.07%	0.05%	0.33%

Past due 30-89 days (accruing):
Commercial real estate	$4,581	$2,762	$4,715	$2,887	$43
SBA	11	785	1,553	30	42
Commercial and industrial	500	75	88	261	—
SFR mortgage	596	—	249	—	—
Consumer and other loans	—	123	—	—	—
Total	$5,688	$3,745	$6,605	$3,178	$85
% of Total loans	0.05%	0.08%	0.08%	0.04%	0.00%

OREO:
Commercial real estate	$—	$206	$206	$163	$661
Total	$—	$206	$206	$163	$661
Total nonperforming, past due, and OREO	$24,413	$20,593	$12,955	$8,026	$28,550
% of Total loans	0.20%	0.17%	0.15%	0.09%	0.34%

Classified Loans	$113,912	$109,718	$83,058	$52,701	$78,180

Nonperforming assets consist of loans for which we have ceased accruing interest (i.e., nonaccrual loans), OREO, and other repossessed assets owned. Nonperforming loans, defined as nonaccrual loans, including modified loans on nonaccrual, generally consist of loans that are 90 days or more past due and loans for which, in the opinion of management, there is reasonable doubt as to the full collection of principal and interest, regardless of the length of past due status.

Nonperforming loans totaled $18.7 million at September 30, 2026, or 0.15% of total loans, compared with $4.7 million, or 0.05% of total loans, at December 31, 2025. The $13.9 million increase in nonperforming loans was primarily due to the addition of 24 nonperforming commercial and industrial loans totaling $10.4 million, seven nonperforming commercial real estate loans totaling $4.3 million, and five SBA loans totaling $2.3 million, partially offset by the payoffs and paydowns. Of the total nonperforming loans at September 30, 2026, $3.6 million related to loans acquired from Heritage.

Classified loans are loans that are graded “substandard” or worse. Classified loans increased $61.2 million from December 31, 2025, largely driven by $30.8 million of classified loans acquired in the Heritage acquisition and changes in loan risk ratings, partially offset by loan payoffs and paydowns.

Despite the increase in nonperforming and classified loans following the Heritage acquisition, nonperforming loans remained at 0.15% of total loans at September 30, 2026.

At September 30, 2026, the Company had no OREO properties, compared with one OREO property valued at $163,000 at December 31, 2025. During the third quarter of 2026, the Company sold two OREO properties and recognized a loss on OREO of $134,000.

Modifications of Loans to Borrowers Experiencing Financial Difficulty

There were seven loans to borrowers experiencing financial difficulty that were modified during the nine months ended September 30, 2026 with an amortized cost totaling $26.8 million at September 30, 2026, including four commercial and industrial loans totaling $13.9 million, two dairy & livestock and agribusiness loans totaling $4.8 million, and one commercial real estate loan of $1.7 million.

During the three and nine months ended September 30, 2026, there were no modified loans that subsequently defaulted within 12 months of the modification date. During the three and nine months ended September 30, 2025, a commercial real estate loan with an amortized cost of $244,300 subsequently defaulted within 12 months after the loan was modified through a term extension.

At September 30, 2026 and December 31, 2025, there was no ACL allocated to modified loans to borrowers experiencing financial difficulty. Impairment amounts identified are typically charged off against the allowance at the time the loan is considered uncollectible. There were no charge-offs on loans to borrowers experiencing financial difficulty for the nine months ended September 30, 2026 and 2025.

See Note 3 — Summary of Significant Accounting Policies — Modification of Loans to Borrowers Experiencing Financial Difficulty of the 2025 Form 10-K and Note 6 – Loans and Lease Finance Receivables and Allowance for Credit Losses of the notes to this Quarterly Report on Form 10-Q for additional information.

Allowance for Credit Losses

The allowance for credit losses totaled $125.6 million as of September 30, 2026, compared to $77.2 million as of December 31, 2025. Our allowance for credit losses at September 30, 2026 was 1.04% of total loans, compared to 0.89% at December 31, 2025. The $48.4 million increase in our allowance for credit losses from December 31, 2025 reflected the initial ACL of $46.6 million on the purchased credit deteriorated (“PCD”) loans and purchased seasoned loans (“PSL”) acquired in the Heritage acquisition as well as a provision for credit losses of $2.0 million during the nine months ended September 30, 2026. Net charge-offs were $148,000 for the nine months ended September 30, 2026, compared to net recoveries of $214,000 for the same period last year.

The allowance for credit losses as of September 30, 2026 is based upon lifetime loss rate models developed from an estimation framework that uses historical lifetime loss experiences to derive loss rates at a collective pool level. We measure the expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. We have three collective loan pools: Commercial Real Estate, Commercial and Industrial, and Consumer. Our ACL amounts are largely driven by portfolio characteristics, including loss history and various risk attributes, and the economic outlook for certain macroeconomic variables. The allowance for credit loss is sensitive to both changes in these portfolio characteristics and the forecast of macroeconomic variables. Risk attributes for commercial real estate loans include original loan to value ratios, origination year, loan seasoning, and macroeconomic variables that include Real GDP growth, commercial real estate price index and unemployment rate. Risk attributes for commercial and industrial loans include internal risk ratings, borrower industry sector, loan credit spreads and macroeconomic variables that include unemployment rate and BBB spread. The macroeconomic variables for Consumer include unemployment rate and GDP. The Commercial Real Estate methodology is applied over commercial real estate loans, a portion of construction loans, and a portion of SBA loans. The Commercial and Industrial methodology is applied over a substantial portion of the Company’s commercial and industrial loans, all dairy & livestock and agribusiness loans, municipal lease receivables, as well as the remaining portion of SBA loans. The Consumer methodology is applied to SFR mortgage loans, consumer loans, as well as the remaining construction loans. In addition to determining the quantitative life of loan loss rate to be applied against the portfolio segments, management reviews current conditions and forecasts to determine whether adjustments are needed to ensure that the life of loan loss rates reflect both the current state of the portfolio, and expectations for macroeconomic changes.

Our economic forecast continues to be a blend of multiple forecasts produced by Moody’s. The baseline forecast continues to represent the largest weighting in our multi-weighted forecast scenario, with both upside and downside risks weighted among multiple forecasts. The resulting weighted average forecast as of September 30, 2026 reflects GDP growth declining throughout 2026 and staying below 2% the first half of 2028. The unemployment rate is forecasted to increase, reaching 5% by the beginning of 2027 and remaining above 5% through 2028. Commercial real estate prices are forecasted to decline through the end of 2027, before experiencing growth in 2028.

The table below presents a summary of charge-offs and recoveries by type, the provision for credit losses on loans, and the resulting allowance for credit losses for the periods presented.

	As of and For the
	Nine Months Ended
	September 30,
(Dollars in thousands)	2026	2025
Allowance for credit losses at beginning of period	$77,161	$80,122
Charge-offs:
SBA	(26)	(118)
Commercial and industrial	(258)	(413)
Consumer and other loans	—	(5)
Total charge-offs	(284)	(536)
Recoveries:
Construction	—	171
SBA	8	47
Commercial and industrial	128	532
Total recoveries	136	750
Net (charge-offs) recoveries	(148)	214
Initial ACL for PCD & PSL Loans at Acquisition	46,628	—
Provision for (recapture of) credit losses	2,000	(1,000)
Allowance for credit losses at end of period	$125,641	$79,336

Summary of reserve for unfunded loan commitments:
Reserve for unfunded loan commitments at beginning of period	$8,250	$6,250
Provision for unfunded loan commitments	4,750	1,000
Reserve for unfunded loan commitments at end of period	$13,000	$7,250

Reserve for unfunded loan commitments to total unfunded loan commitments	0.41%	0.34%

Amount of total loans at end of period (1)	$12,122,015	$8,470,906
Average total loans outstanding (1)	$12,024,828	$8,397,900

Net (charge-offs) recoveries to average total loans	0.00%	0.00%
Net (charge-offs) recoveries to total loans at end of period	0.00%	0.00%
Allowance for credit losses to average total loans	1.04%	0.94%
Allowance for credit losses to total loans at end of period	1.04%	0.94%
Allowance for credit losses to nonaccrual loans	670.98%	285.34%
Net (charge-offs) recoveries to allowance for credit losses	-0.12%	0.27%
Net (charge-offs) recoveries to provision for (recapture of) credit losses	-7.40%	-21.40%

(1)
Net of deferred loan origination fees, costs and discounts (amortized cost).

The Company’s ACL methodology also produced an allowance of $13.0 million for our off-balance sheet credit exposures as of September 30, 2026, compared with $8.3 million as of December 31, 2025. The increase from the prior year end was primarily attributable to a $4.3 million initial reserve established for the unfunded commitments acquired in the Heritage acquisition through the provision for unfunded loan commitments.

While we believe that the allowance at September 30, 2026 was appropriate to absorb losses from known or inherent risks in the portfolio, no assurance can be given that future economic conditions, interest rate fluctuations, conditions of our borrowers (including fraudulent activity), or natural disasters, which adversely affect our service areas or other circumstances or conditions, including those defined above, will not be reflected in increased provisions for credit losses in the future.

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

Deposits

Deposits are our primary source of funds to support earning assets, including loans and investments.

Total deposits were $15.73 billion at September 30, 2026, an increase of $3.66 billion, or 30.30%, compared with total deposits of $12.07 billion at December 31, 2025. The increase primarily reflected deposits assumed in connection with the Heritage acquisition completed in the second quarter of 2026, partially offset by the maturity of $300 million of brokered CDs and decreases in legacy deposits. At the acquisition date, Heritage added approximately $1.2 billion of noninterest-bearing deposits and $3.5 billion of interest-bearing deposits.

The composition of deposits is summarized as of the dates presented in the table below.

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Balance	Percent	Balance	Percent
Noninterest-bearing deposits	$8,416,327	53.50%	$6,800,691	56.33%
Interest-bearing deposits
Investment checking	1,023,199	6.50%	509,272	4.22%
Money market	5,265,744	33.48%	3,792,427	31.42%
Savings	444,322	2.82%	392,817	3.25%
Time deposits	580,587	3.70%	576,775	4.78%
Total Deposits	15,730,179	100.00%	$12,071,982	100.00%

The amount of noninterest-bearing deposits in relation to total deposits is an integral element in our strategy of seeking to achieve a low cost of funds. Noninterest-bearing deposits totaled $8.42 billion at September 30, 2026, an increase of $1.62 billion, or 23.76%, from $6.80 billion at December 31, 2025. Noninterest-bearing deposits were 53.50% of total deposits at September 30, 2026, compared with 56.33% at December 31, 2025.

Interest-bearing non-maturity deposits, which include savings, interest-bearing demand checking, and money market accounts, totaled $6.73 billion at September 30, 2026, an increase of $2.04 billion, or 43.43%, compared to $4.69 billion at December 31, 2025.

Time deposits totaled $580.6 million at September 30, 2026, an increase of $3.8 million, or 0.66%, compared to $576.8 million at December 31, 2025.

In 2024, the Company issued $300 million of three-month term brokered CDs and entered into pay-fixed, receive-floating interest rate swaps with a notional amount of $300 million and maturities of three years. The swaps carry a weighted average fixed rate of approximately 4.10%, with the Company receiving daily SOFR, and mature in the first quarter of 2027. These interest rate derivative contracts are designated as qualifying cash flow hedges of variability in expected future cash flows attributable to changes in a contractually specified interest rate. During the second quarter of 2026, $300 million of brokered CDs matured and were replaced by $300 million of three-month FHLB advances. Concurrently, the Company re-designated the related pay-fixed, receive-floating interest rate swaps as cash flow hedges of the FHLB advances.

Our deposit relationships are primarily relationship-based and include deposits and customer repurchase agreements (“repos”). As of September 30, 2026, 84% of our deposits consisted of business deposits and 16% consisted of consumer deposits, with the majority of consumer deposits originating from the owners and employees of our business customers. Analyzed business accounts represented approximately 25% of total deposits and primarily consist of operating accounts that utilize a broad range of treasury management services. Because many of our business customers maintain operating account balances in excess of the FDIC insurance limit of $250,000, a significant portion of our deposits are uninsured. Our estimated uninsured deposits were $8.65 billion and $6.56 billion at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, 47% of our total deposits and customer repos were uncollateralized and uninsured.

Our customer deposit relationships span a range of industries. Overall, 13 industry classifications each represent 2% or more of total deposits as of September 30, 2026. The largest industry concentration was finance & insurance, at 11% of total deposits, followed by construction at 9%. Our depositors have typically maintained long-standing banking relationships with us for many years.

Average total deposits and customer repurchase agreements for the third quarter of 2026 increased by $4.19 billion when compared to the third quarter of 2025. Average noninterest-bearing deposits represented 52.63% of average total deposits for the third quarter of 2026, compared with 59.28% for the third quarter of 2025.

Our cost of deposits averaged 79 basis points for the third quarter of 2026, compared with 86 basis points for the third quarter of 2025.

Borrowings

At September 30, 2026, our total borrowings were $1.15 billion, consisting of $571.9 million of customer repurchase agreements, $540.0 million of FHLB advances, and $39.3 million of subordinated debt assumed in the Heritage acquisition. At September 30, 2026, FHLB advances consisted of two $150.0 million three-month FHLB advances bearing a weighted average fixed interest rate of 4.22% that replaced brokered CDs that matured during the second quarter of 2026, a $200.0 million advance bearing a fixed rate of 4.27% and maturing in May 2027, and a $40.0 million overnight advance bearing interest at 4.36%, which matured on October 1, 2026. At December 31, 2025, our borrowings were $990.6 million, consisting of $490.6 million of customer repurchase agreements and $500.0 million of FHLB advances.

The Bank offers a repurchase agreement product to its customers known as Citizens Sweep Manager. Under this program, the Bank sells investment securities overnight to customers under an agreement to repurchase the securities the next business day at a price that reflects the market value of the use of these funds for the period. These repurchase agreements are entered into with customers seeking to invest excess demand deposit balances above a predetermined threshold to earn interest. As of September 30, 2026 and December 31, 2025, total funds borrowed under these agreements were $571.9 million and $490.6 million, respectively. The average balance for the third quarter of 2026 was $598.9 million with a weighted average interest rate of 2.01%, compared with an average balance of $456.2 million and a weighted average interest rate of 2.00% for the third quarter of 2025.

At September 30, 2026, investment securities with a carrying value of $2.68 billion were pledged to secure various types of deposits, including $1.02 billion of public funds. In addition, investment securities with carrying values of $2.62 billion were pledged to secure $682.3 million for repurchase agreements, $1.87 billion for unused borrowing capacity, and approximately $70.1 million for other purposes as required or permitted by law.

At September 30, 2026, loans with a carrying value of $7.60 billion were pledged to secure borrowings and available lines of credit from the FHLB and the Federal Reserve Bank. At September 30, 2026, the Bank had unused borrowing capacity of $4.62 billion with the FHLB and $1.61 billion with the FRB.

Refer to Note 8 - Borrowings of the notes to the consolidated financial statements for additional information.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of September 30, 2026.

		Maturity by Period
(Dollars in thousands)	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	Over Five Years
Deposits (1)	$15,730,179	$15,695,945	$32,169	$1,617	$448
Customer repurchase agreements (1)	571,884	571,884	—	—	—
Other borrowings	540,000	540,000	—	—	—
Subordinated debt (1)	39,253	—	—	—	39,253
Deferred compensation	56,568	2,967	6,141	7,036	40,424
Operating leases	91,133	17,007	28,473	17,190	28,463
Equity investments	163,592	102,226	57,505	1,038	2,823
Total	$17,192,609	$16,930,029	$124,288	$26,881	$111,411

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

Off-Balance Sheet Arrangements

The following table summarizes the off-balance sheet items at September 30, 2026.

		Maturity by Period
(Dollars in thousands)	Total	Less Than One Year	One Year Through Three Years	Four Years Through Five Years	After Five Years
Commitment to extend credit:
Commercial real estate	$529,960	$119,625	$159,946	$227,139	$23,250
Construction	221,828	116,639	105,190	—	—
SBA	7,204	5,498	—	—	1,706
Commercial and industrial	1,602,026	1,189,478	375,293	4,109	33,145
Dairy & livestock and agribusiness (1)	300,379	145,914	154,230	235	—
SFR Mortgage	27,602	20,091	2,913	3,520	1,078
Consumer and other loans	369,948	53,635	28,250	51,683	236,380
Total commitment to extend credit	3,058,947	1,650,880	825,822	286,686	295,559
Letter of credit commitments	88,906	59,401	29,487	—	18
Total	$3,147,853	$1,710,281	$855,309	$286,686	$295,577

(1)
Total commitments to extend credit to agribusiness were $27.4 million at September 30, 2026.

As of September 30, 2026, we had commitments to extend credit of approximately $3.15 billion, and obligations under letters of credit of $88.9 million. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Most commitments bear variable interest rates, and many are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. We apply the same credit underwriting standards to commitments and contingent obligations as we do to on-balance sheet lending activities, including evaluating customers’ creditworthiness individually. As of September 30, 2026 and December 31, 2025, the reserve for unfunded loan commitments was $13.0 million and $8.3 million, respectively, and was included in other liabilities.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing or purchase arrangements. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loans to customers. When deemed necessary, the Bank holds appropriate collateral supporting those commitments.

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

On September 16, 2026, the Board of Directors of CVB declared a quarterly cash dividend of $0.20 per share, payable on October 15, 2026. Dividends are payable at the discretion of the Board of Directors and there can be no assurance that the Board of Directors will continue to pay dividends at the same rate, or at all, in the future. CVB’s ability to pay cash dividends to its shareholders is subject to restrictions under federal and California law, including restrictions imposed by the Federal Reserve, and covenants set forth in various agreements we are a party to.

On June 15, 2026, our Board of Directors approved a program to repurchase up to 15,000,000 shares (the “Maximum Amount”) of CVB common stock including by means of one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions, based on the prices and timing considered appropriate due to prevailing market conditions and other corporate and legal considerations (“2026 Repurchase Program”). This 2026 Repurchase Program replaced in its entirety the Company's previous 2024 share repurchase program under which 5,678,223 shares remained available for repurchase prior to its termination. The 2026 Repurchase Program terminates on the earlier of the repurchase of the Maximum Amount, or five years from the date of authorization. During the first nine months of 2026, the Company purchased approximately 1.0 million shares under the 2026 Repurchase Program, at an average price of $22.22 per share for an aggregate purchase price of $22.6 million. As of September 30, 2026, an aggregate of 13,984,451 shares remained available for repurchase under our 2026 Repurchase Program.

Total stockholders' equity increased $835.1 million to $3.13 billion at September 30, 2026, compared with total stockholders' equity of $2.30 billion at December 31, 2025. The increase was primarily due to $840.2 million of common shares issued as a result of the Heritage acquisition in the second quarter of 2026 and $177.4 million in net earnings, partially offset by $97.8 million in cash dividends declared and $22.7 million in common stock repurchases.

The Bank and the Company are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities. The risk-based capital standards require the achievement of a minimum total risk-based capital ratio of 8.0%, a Tier 1 risk-based capital ratio of 6.0% and a CET1 capital ratio of 4.5%. In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%. To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a CET1 capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, a total risk-based capital ratio equal to or greater than 10.0% and a Tier 1 leverage ratio equal to or greater than 5.0%. At September 30, 2026, the Bank and the Company exceeded the minimum risk-based capital ratios and leverage ratios required to be considered “well-capitalized” for regulatory purposes. For further information about capital requirements and our capital ratios, see “Item 1. Business – Capital Adequacy Requirements” as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

The table below presents the Company’s and the Bank’s risk-based and leverage capital ratios for the periods presented.

				September 30, 2026		December 31, 2025
Capital Ratios	Adequately Capitalized Ratios	Minimum Required Plus Capital Conservation Buffer	Well Capitalized Ratios	CVB Financial Corp. Consolidated	Citizens Business Bank, N.A.	CVB Financial Corp. Consolidated	Citizens Business Bank, N.A.
Tier 1 leverage capital ratio	4.00%	4.00%	5.00%	11.24%	10.92%	11.62%	11.46%
Common equity Tier 1 capital ratio	4.50%	7.00%	6.50%	14.82%	14.39%	15.89%	15.66%
Tier 1 risk-based capital ratio	6.00%	8.50%	8.00%	14.82%	14.39%	15.89%	15.66%
Total risk-based capital ratio	8.00%	10.50%	10.00%	15.69%	15.01%	16.66%	16.44%

ASSET/LIABILITY AND MARKET RISK MANAGEMENT

Liquidity and Cash Flow

The objective of liquidity management is to ensure that funds are available in a timely manner to meet our financial obligations when they come due without incurring unnecessary cost or risk, or causing a disruption to our normal operating activities. This includes the ability to manage unplanned decreases or changes in funding sources, accommodate loan demand and growth, fund investments, repurchase securities, pay creditors as necessary, and meet other operating or capital needs.

We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, current and forecasted market and economic conditions, individual customer funding needs, as well as current and planned business activities. Management has an Asset/Liability Committee that meets monthly. This committee analyzes the cash flows from loans, investments, deposits and borrowings, as well as assumptions and results from various models. In addition, the Company has a Balance Sheet Management Committee of the Board of Directors that meets at least quarterly to review the Company’s balance sheet and liquidity position. This committee provides oversight of the balance sheet and liquidity management process and recommends policy guidelines and courses of action to address our actual and projected liquidity needs for the approval of our Board of Directors.

In general, our liquidity is managed daily by controlling the level of liquid assets and utilizing cash flows from the investment portfolio, loan repayments, deposit fluctuations, and borrowings. Our definition of liquid assets includes cash and cash equivalents in excess of minimum levels needed to fulfill normal business operations, short-term investment securities, and other anticipated near-term cash flows from investments. In addition to on-balance sheet liquidity, we have significant off-balance sheet sources of liquidity. To meet unexpected demands, lines of credit are maintained with correspondent banks, FHLB and the Federal Reserve, although availability under these lines of credit is subject to certain conditions. In addition to $256.1 million of cash and cash equivalents at September 30, 2026, available sources of liquidity include $4.62 billion of unused secured borrowing capacity with FHLB, $1.61 billion of unused secured borrowing capacity at the Federal Reserve discount window, $398.9 million of unpledged AFS securities that could be pledged at the discount window and $305.0 million of unsecured lines of credit. In addition to these borrowing sources, the Bank has capacity to utilize additional brokered deposits as of September 30, 2026. We can also obtain additional liquidity from deposit growth and state and national wholesale funding markets.

Our primary sources of funds for the Company are deposits, customer repurchase agreements and borrowings. Total deposits and customer repos of $16.30 billion at September 30, 2026 increased $3.74 billion, or 29.8%, compared with total deposits and customer repos of $12.56 billion at December 31, 2025. As of September 30, 2026, total borrowings consisted of $540.0 million of FHLB advances with an average interest rate of approximately 4.24%, and $39.3 million of subordinated debt assumed in the Heritage acquisition. Our deposit levels and cost of deposits may fluctuate from period-to-period due to a variety of factors, including the stability of our deposit base, prevailing interest rates, and market conditions. At September 30, 2026, our deposits and customer repurchase agreements that are neither collateralized nor insured were approximately $7.64 billion, or 47% of our total deposits and customer repos.

Additional sources of liquidity include principal and interest payments from our investment portfolio. Our total investment portfolio totaled $5.72 billion at September 30, 2026, an increase of $769.7 million from $4.95 billion at December 31, 2025. The increase was primarily due to approximately $528.2 million of investment securities acquired and retained in the Heritage acquisition as well as approximately $796.3 million of purchases of AFS securities during the first nine months of 2026. At September 30, 2026, our AFS investment securities totaled $3.53 billion, inclusive of a pre-tax net unrealized loss of $439.0 million. The pre-tax unrealized loss increased by $131.2 million from prior year end, resulting primarily from fluctuation in market interest rates. Interest rate risk associated with certain AFS investment securities is partially managed through pay-fixed interest rate swaps with an aggregate notional amount of $700 million that are designated as fair value hedges. The decrease in fair value of the hedged AFS securities was partially offset by a $32.4 million increase in the fair value of the related derivatives.

CVB is a holding company separate and apart from the Bank and must provide for its own liquidity and service its own obligations. Substantially all of CVB’s revenues are obtained from dividends declared and paid by the Bank to CVB. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to CVB. In addition, our regulators could limit the ability of the Bank or CVB to pay dividends or make other distributions.

Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2026 and 2025. For further details, see our “Condensed Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Average cash and cash equivalents	$673,786	$531,049
Percentage of total average assets	3.58%	3.47%

Net cash provided by operating activities	$590,093	$176,528
Net cash provided by investing activities	373,888	167,962
Net cash (used in) provided by financing activities	(1,084,308)	234,732
Net (decrease) increase in cash and cash equivalents	$(120,327)	$579,222

For the nine months ended September 30, 2026, average cash and cash equivalents increased by $142.7 million, or 26.9%, to $673.8 million, compared to $531.0 million for the same period last year.

At September 30, 2026, cash and cash equivalents totaled $256.1 million. This represented a decrease of $120.3 million, or 31.97%, from $376.4 million at December 31, 2025. Of this total, cash on deposit at the Federal Reserve decreased by $174.9 million compared to December 31, 2025.

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

Estimated Net Interest Income Sensitivity (1)
	September 30, 2026
Interest Rate Scenario	Year 1	Year 2	Year 1 + Year 2 (Cumulative)
+ 200 basis points	2.94%	6.03%	4.54%
+ 100 basis points	1.52%	3.19%	2.39%
- 100 basis points	-0.96%	-3.14%	-2.09%
- 200 basis points	-1.44%	-6.43%	-4.03%

Estimated Net Interest Income Sensitivity (1)
	December 31, 2025
Interest Rate Scenario	12-month Period	24-month Period (Cumulative)
+ 200 basis points	3.85%	5.71%
- 200 basis points	-2.66%	-6.19%

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

We also perform valuation analysis, which incorporates all cash flows over the estimated remaining life of all material balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. EVE uses instantaneous changes in rates, as shown in the table below. Assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected duration and pricing of the indeterminate deposit portfolios. EVE sensitivity is reported in both upward and downward rate shocks. At September 30, 2026 and December 31, 2025, the EVE profile indicates a decline in net balance sheet value due to instantaneous downward changes in rates. From December 31, 2025 to September 30, 2026, our EVE sensitivity to rising interest rates increased modestly. Our overall sensitivity of EVE to changes in interest rates is generally modest.

Economic Value of Equity Sensitivity

	September 30, 2026	December 31, 2025
400 bp decrease in interest rates	18.6%	15.9%
300 bp decrease in interest rates	19.9%	16.6%
200 bp decrease in interest rates	20.8%	17.8%
100 bp decrease in interest rates	21.4%	18.6%
Base	21.8%	19.1%
100 bp increase in interest rates	22.1%	19.3%
200 bp increase in interest rates	22.3%	19.2%
300 bp increase in interest rates	22.3%	18.6%
400 bp increase in interest rates	22.2%	18.2%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in the market prices and interest rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities, as well as our portfolio of investment securities and fair value hedges. We do not currently have futures, forwards, or option contracts. For further quantitative and qualitative disclosures about market risks in our portfolio, see “Asset/Liability Management and Market Risk Management -Interest Rate Sensitivity Management” included in Item 2 MD&A presented elsewhere in this report. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Part I regarding such forward-looking information.

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

During the quarter ended September 30, 2026, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various lawsuits and threatened lawsuits in the ordinary course of business. Such matters may include, among other things, securities litigation, wage and employment related claims, consumer claims, regulatory compliance matters, data privacy and cyber security claims, lender liability claims, fraud-related claims, bankruptcy-related claims and negligence claims, some of which may be brought as class actions or representative proceedings. Certain of these matters may be similar in nature to litigation pending against other financial institutions.

The Company evaluates legal proceedings and records accruals for loss contingencies in accordance with applicable accounting guidance. Management reviews outstanding matters on a quarterly basis and adjusts accruals and disclosures as additional information becomes available.

The Company does not presently believe that the ultimate resolution of any lawsuits currently pending against the Company, either individually or in the aggregate, based upon information currently available, will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors”, to Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 15, 2026, our Board of Directors approved a program to repurchase up to 15,000,000 shares (the “Maximum Amount”) of CVB common stock (the “2026 Repurchase Program”). Repurchases may be made through one or more Rule 10b5-1 plans or other appropriate buy-back arrangements, including open market purchases and private transactions, at times and at prices considered appropriate by the Company, subject to prevailing market conditions and other corporate and legal considerations. The 2026 Repurchase Program replaced in its entirety the Company's previous 2024 share repurchase program, which had 5,678,223 shares that remained available for repurchase at the time of termination. The 2026 Repurchase Program will terminate on the earlier of the repurchase of the Maximum Amount or five years from the date of authorization. During the second quarter of 2026, the Company did not repurchase any shares pursuant to the 2024 Repurchase Program prior to its termination. During the third quarter of 2026, the Company purchased 774,515 shares under the 2026 Repurchase Program, at an average price of $22.22 for an aggregate purchase price of $17.5 million. As of September 30, 2026, an aggregate of 13,984,451 shares remained available for repurchase under our 2026 Repurchase Program.

Additionally, during the third quarter of 2026, the Company repurchased 1,064 shares through net share settlement to satisfy employees' income tax withholding obligations upon the vesting of stock awards. These share withholdings were not made pursuant to the 2026 Repurchase Program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares Available for Repurchase Under the Plans or Programs
July 1 - 31, 2026	496	$22.73	268,750	$22.62	14,490,216
August 1 - 31, 2026	496	$22.49	266,533	$22.69	14,223,683
September 1 - 30, 2026	72	$22.16	239,232	$22.41	13,984,451
Total	1,064	$22.58	774,515	$22.22

(1)
Shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2026, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

2.1	Agreement and Plan of Reorganization and Merger by and between CVB Financial Corp. and Heritage Commerce Corp. dated as of December 17, 2025.(1)
3.1	Articles of Incorporation of CVB Financial Corp., as amended (2)
3.2	Second Amended and Restated Bylaws of CVB Financial Corp. (3)
4.1	Form of CVB Financial Corp. common stock certificate (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

*	Filed herewith
**	Furnished herewith

(1) Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K filed with the SEC on December 23, 2025.

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

CVB FINANCIAL CORP. (Registrant)

Date: November 6, 2026	/s/ E. Allen Nicholson E. Allen Nicholson Executive Vice President and Chief Financial Officer (Principal Financial Officer)